Form 10-K
period 2013-09-30
PRUDENTIAL BANCORP, INC.
filed 2013-12-20
CIK 1578776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended SEPTEMBER 30, 2013

-or-

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 000-55084

PRUDENTIAL BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	46-2935427 (IRS Employer Identification No.)

1834 WEST OREGON AVENUE	19145
PHILADELPHIA, PENNSYLVANIA	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number: (including area code) (215) 755-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock (par value $0.01 per share)	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the Registrant has  submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of the voting stock held by non-affiliates of Prudential Bancorp, Inc. of Pennsylvania (the predecessor to the Registrant) based on the closing price of $9.17 on March 29, 2013, the last business day of the Registrant’s second quarter was approximately $17.6 million (10,023,495) shares outstanding less approximately 8.1 million shares held by affiliates at $9.17 per share).  Although,  Prudential Mutual Holding Company and directors and executive officers of the Registrant and certain employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

As of the close of business on December 2, 2013, there were 9,544,809 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

Prudential Bancorp, Inc. and Subsidiaries
FORM 10-K INDEX
For the Fiscal Year Ended September 30, 2013

Forward-looking Statements.

In addition to historical information, this Annual Report on Form 10-K includes certain “forward-looking statements” based on management’s current expectations. Prudential Bancorp, Inc.’s (the “Company” or “Prudential Bancorp”) actual results could differ materially, as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, from management’s expectations. These forward looking statements are intended to be covered by the safe harbor for forward looking statements provided by the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include statements regarding management’s current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company’s control. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan, investment and mortgage-backed securities portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

PART I

Item 1. Business

General

Prudential Bancorp is a Pennsylvania corporation that was incorporated in June 2013 to be the successor corporation to Prudential Bancorp, Inc. of Pennsylvania (“Old  Prudential Bancorp”), the former stock holding company for Prudential Savings Bank (the “Bank”), a Pennsylvania-chartered, FDIC-insured savings bank, upon completion of the mutual-to-stock conversion of Prudential Mutual Holding Company (the “MHC”), the former mutual holding company for Prudential Savings Bank.

The mutual-to-stock conversion was completed on October 9, 2013.  In connection with the conversion, Prudential Bancorp sold 7,141,602 shares of common stock at $10.00 per share in a public offering.  In addition 2,403,207 shares were issued in exchange for the outstanding shares of common stock of Old Prudential Bancorp holding other than the MHC. Each share of Old Prudential Bancorp’s common stock owned by the public was exchanged for 0.9442  shares of Prudential Bancorp common stock.  Gross proceeds from the conversion and offering were approximately $71.4 million. Upon completion of the offering and the exchange 9,544,809 shares of common stock of Prudential Bancorp were issued and outstanding.

At September 30, 2013, the Company had $145.7 million in subscriptions which were held in a deposit escrow account at the Bank.

Financial information presented in this annual report is derived from the consolidated financial statements of Old Prudential Bancorp and subsidiaries as of September 30, 2013.

Prudential Bancorp’s business activities consist of the ownership of the Bank’s common stock, and the management of the offering proceeds it retained.  Prudential Bancorp does not own or lease any property. Instead, it uses the premises, equipment and other property of the Bank.  Accordingly, the information set forth the in the annual report, including the consolidated financial statements and related financial data, relates primarily to the Bank.  As a bank holding company, Prudential Bancorp is subject to the regulation of the Board of Governors of the Federal Reserve System.

The Company’s results of operations are primarily dependent on the results of the Bank.  As of September 30, 2013, the Company, on a consolidated basis, had total assets of approximately $607.9 million, total deposits of approximately $542.7 million, and total stockholders’ equity of approximately $59.9 million.

The Bank is a community-oriented savings bank headquartered in South Philadelphia which was originally organized in 1886 as a Pennsylvania-chartered building and loan association known as “The South Philadelphia Building and Loan Association No. 2.”  The Bank grew through a number of mergers with other mutual institutions with the last merger being with Continental Savings and Loan Association in 1983.  The Bank converted to a Pennsylvania-chartered savings bank in August 2004.  The banking office network currently consists of the headquarters and main office and six full-service branch offices.  Six of the banking offices are located in Philadelphia (Philadelphia County) and one is in Drexel Hill in neighboring Delaware County, Pennsylvania.  The Bank maintains ATMs at six of the banking offices.  We also provide on-line banking services.

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities.  The Company’s principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities and calls of investment securities and interest-bearing deposits, funds provided from operations and funds borrowed from the Federal Home Loan Bank of Pittsburgh.  These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and consumer loans.  We are an active originator of residential home mortgage loans in the market area, including loans in excess of $417,000 (which are referred to as “jumbo loans”.  Traditionally, the Bank focused on originating long-term single-family residential mortgage loans for portfolio. Although, we had been involved in construction lending beginning in fiscal 2003, we began to significantly increase our involvement in construction and land development lending. With the decline in real estate values starting in 2008, we curtailed new construction and land development lending, focused on working with our existing construction lending customers to complete projects that were underway and renewed our focus on residential lending.   Construction and land development loans decreased from $36.8 million or 13.9% of the total loan portfolio at September 30, 2009 to $11.4 million or 3.7% of the total loan portfolio at September 30, 2013.   As real estate values recover and market conditions improve for residential construction lending, we expect to increase our construction and land development lending. See “-Asset Quality”.

The investment and mortgage-backed securities portfolio has decreased by $3.6 million to $125.5 million at September 30, 2013 from $129.1 million at September 30, 2012. This decrease was primarily due to $54.5 million received from the sales and principal payments which offset the $53.4 million purchased during fiscal year ended September 30, 2013. At September 30, 2013, the investment and mortgage-backed securities had an aggregate net unrealized loss of $5.1 million which was primarily due to recent increases in the yield on longer term U.S. treasury bond yields which resulted in a reduction with fair values of our available-for-sale securities.

At September 30, 2013, the Company’s non-performing assets totaled $7.0 million or 1.2% of total assets as compared to $16.0 million or 3.3% of total assets at September 30, 2012.  Non-performing assets at September 30, 2013 included $6.6 million in non-performing loans of which there were 21 one-to four-family residential loans totaling $4.3 million and seven commercial real estate loans extended to the same borrower totaling $2.4 million.  Non-performing assets also included two one-to-four family residential real estate owned properties totaling $406,000. Included in the non-performing loans were $2.1 million of troubled debt restructurings consisting of one residential real estate loan in the amount of $157,000 and the remaining,  five commercial real estate loans. The remaining five commercial real estate loans included one loan in the amount of $1.3 million extended in connection with the sale of all of the loans related to a 133-unit completed condominium project in Philadelphia.  See “Lending Activities – Construction and Land Development Lending.”  The allowance for loan losses totaled $2.4 million, or 0.8% of total loans and 35.5% of total non-performing loans at September 30, 2013. See “-Asset Quality”.

The executive offices are located at 1834 Oregon Avenue, Philadelphia, Pennsylvania and the Company’s telephone number is (215) 755-1500.

Market Area and Competition

The primary market area is Philadelphia, in particular South Philadelphia and Center City, as well as Delaware County.  We also conduct business in Bucks, Chester and Montgomery Counties which, along with Delaware County, comprise the suburbs of Philadelphia.  We also make loans in contiguous counties in southern New Jersey.  This area is referred to as the Delaware Valley region.

Philadelphia is the fifth largest metropolitan region in the United States and home to over 63 colleges and universities.  Traditionally, the economy of the Philadelphia metropolitan area was driven by the manufacturing and distribution sectors.  Currently, the leading employment sectors in the region are (i) educational and health services; (ii) transportation, trade and utilities services; (iii) professional and business services; and (iv) due to the region’s numerous historic attractions, leisure and hospitality services.  The region’s leading employers include Jefferson Health System, the University of Pennsylvania Health System, Merck & Company, Inc. and Comcast Corporation.  The Philadelphia metropolitan area has also evolved into one of the major corporate centers in the United States due to its geographic location, access to transportation, significant number of educational facilities to supply technical talent and available land for corporate and industrial development.  The Philadelphia metropolitan area is currently home to 13 Fortune 500 companies, including AmerisourceBergen, Comcast, Sunoco, DuPont, Aramark and Lincoln Financial. It is also a major health care area with a number of teaching and research hospitals being operated.

The Philadelphia region is slowly recovering from the effects of the recent economic recession where falling home prices and sharply reduced sales volumes significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Home prices in the area experienced reflected a modest increase in 2012 and continued to increase in the first three quarters of 2013. The unemployment rate for the Philadelphia metropolitan area was 7.8% in September 30, 2013 compared to a Pennsylvania unemployment rate of 7.7% and a national unemployment rate of 7.2% in September 30, 2013.

We face significant competition in originating loans and attracting deposits.  This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies.  Many of the financial service providers operating in the market area are significantly larger, and have greater financial resources, than us.  We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Lending Activities

General.  At September 30, 2013, the net loan portfolio totaled $306.5 million or 50.4% of total assets.  Historically, the principal lending activity has been the origination of residential real estate loans collateralized by one- to four-family, also known as “single-family” homes secured by properties located in the Company’s market area.

The types of loans that we may originate are subject to federal and state banking laws and regulations.  Interest rates charged by us on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors.  These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), legislative tax policies and governmental budgetary matters.

Loan Portfolio Composition.  The following table shows the composition of the loan portfolio by type of loan at the dates indicated.

	September 30,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

					(Dollars in Thousands)
Real estate loans:
One- to four-family residential (1)	$270,791	87.81%	$222,793	84.64%	$196,533	79.53%	$197,164	74.96%	$201,396	75.98%
Multi-family residential	5,716	1.85%	5,051	1.92%	5,723	2.32%	4,006	1.52%	4,178	1.58%
Commercial real estate	19,506	6.33%	19,333	7.35%	21,175	8.57%	19,710	7.49%	19,907	7.51%
Construction and land development	11,356	3.68%	14,873	5.65%	22,226	9.00%	40,650	15.46%	36,764	13.87%
Total real estate loans	307,369	99.67%	262,050	99.56%	245,657	99.42%	261,530	99.43%	262,245	98.94%
Commercial business	588	0.19%	632	0.24%	814	0.33%	893	0.34%	2,232	0.84%
Consumer	438	0.14%	523	0.20%	613	0.25%	595	0.23%	586	0.22%
Total loans	308,395	100.00%	263,205	100.00%	247,084	100.00%	263,018	100.00%	265,063	100.00%
Less:
Undisbursed portion of loans in process	1,676		1,629		3,773		5,366		6,281
Deferred loan costs	(2,151)		(989)		(564)		(590)		(644)
Allowance for loan losses	2,353		1,881		3,364		3,151		2,732
Net loans	$306,517		$260,684		$240,511		$255,091		$256,694

(1)	Includes home equity loans and lines of credit totaling $6.2 million and $9.5 million, respectively, as of September 30, 2013.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of loans as of September 30, 2013, before giving effect to net items.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	One-to-Four			Construction
	Family	Multi-family	Commercial	and Land	Commercial
	Residential	Residential	Real Estate	Development	Business	Consumer	Total
				(In Thousands)
Amounts due after September 30, 2013 in:
One year or less	$9,720	$-	$1,517	$8,786	$-	$70	$20,093
After one year through two years	1,723	163	2,145	2,430	48	92	6,601
After two years through three years	5,189	513	1,597	-	-	54	7,353
After three years through five years	9,689	1,506	5,433	140	98	146	17,012
After five years through ten years	60,166	3,067	7,695	-	-	76	71,004
After ten years through fifteen years	72,896	185	412	-	313	-	73,806
After fifteen years	111,408	282	707	-	129	-	112,526
Total	$270,791	$5,716	$19,506	$11,356	$588	$438	$308,395

The following table shows the dollar amount of all loans due after one year from September 30, 2013, as shown in the table above, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
		(In Thousands)

One- to four-family residential (1)	$209,888	$51,183	$261,071
Multi-family residential	5,716	-	5,716
Commercial real estate	17,326	663	17,989
Construction and land development	210	2,360	2,570
Commercial business	448	140	588
Consumer	276	92	368
Total	$233,864	$54,438	$288,302

(1) Includes home equity loans and lines of credit.

Prudential Savings Bank originates five, seven and 10 year adjustable-rate mortgage loan, consisting primarily of one-to four-family residential mortgage loans. The interest rate is initially fixed for a specified period (five, seven or 10 years) and then converts to an adjustable interest rate which adjusts each year thereafter for the remainder of the loan term. The seven and 10 year adjustable-rate mortgages have artificially low initial interest rates at the date of origination commonly known as “teaser rates.” Most of the “hybrid” loans one originated in connection with the origination of jumbo residential mortgage loans.

Loan Originations.  The lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management.  Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts.  We also use loan correspondents and brokers as a source for a substantial part of our residential mortgage loans, either having them originate such loans using our documentation or purchasing such loans from them immediately upon closing.  Loans obtained from loan correspondents are underwritten using the same underwriting standards as loans originated internally.  Consumer loan applications are taken at any of our offices while loan applications for all other types of loans, including home equity and home equity line of credits, are taken only at our main office.  All loan applications are processed and underwritten centrally at our main office. All loan applications are processed and underwritten centrally at our main office.

Single-family residential mortgage loans are written on standardized documents used by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”).  Property valuations of loans secured by real estate are undertaken by independent third-party appraisers approved by the board of directors. At both September 30, 2013 and September 30, 2012, the Company had no real estate loans that would be considered subprime loans, which we define as mortgage loans advanced to borrowers who do not qualify for loans bearing market interest rates because of problems with their credit history.  Prudential Savings Bank does not originate and has not in the past originated subprime loans.

In addition, the Company utilizes correspondent brokers to assist in the origination of single-family residential loans.  However, all of such loans are underwritten by us using the Bank’s underwriting criteria and are approved in accordance with the procedures established by our loan policy  prior to loan closing.  We also occasionally purchase participation interests in larger balance loans, typically commercial real estate loans, from other financial institutions in our market area.  Such participations are reviewed for compliance with our underwriting criteria and are approved by the Management Loan Committee and either the Executive Committee or the full board before they are purchased.  Generally, loan purchases have been without any recourse to the seller.  However, we actively monitor the performance of such loans through the receipt of regular updates, including inspections reports, from the lead lender regarding the loan’s performance, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements of the borrower from the lead lender.

The Company has sold participation interests in construction and land development loans originated by it to other institutions in its market area.  When we have sold participation interests, it has been done without recourse.  We generally have sold participation interests in loans only when a loan would exceed the Bank’s internal loans to one borrower limits.  With respect to the sale of participation interests in such loans, we have received commitments to purchase such participation interests prior to the time the loan is closed.  In addition , we have sold in the past to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance program long-term, fixed-rate single-family residential loans originated which had interest rates below certain levels established by the board of directors.  Such sales provide for a limited amount of recourse.  There were no loan sales pursuant to this program during the fiscal years ended September 30, 2013 and 2012.  At September 30, 2013, the Company’s recourse exposure was approximately $64,000.  During the year ended September 30, 2013, we sold $9.2 million of loans consisting of all the loans related to a 133-unit condominium project located in Philadelphia. See “-Lending Activities - Construction and Land Development Lending.”

As part of the Bank’s loan policy, we are permitted, subject to certain exceptions as approved by the loan committee, to make loans to one borrower in an aggregate amount of up to 15% of the capital accounts of the Bank which consist of the aggregate of its capital, surplus, undivided profits, capital securities and allowance for loan losses.  At September 30, 2013, the Bank’s loan to one borrower limit pursuant to our loan policy was approximately $9.0 million.  At September 30, 2013, our three largest loans to one borrower and related entities amounted to $9.3 million, $5.0 million, and $4.9 million.  The largest relationship of $9.3 million consisting of three construction loans totaling $7.5 million, two commercial real estate loans totaling $1.5 million and one residential mortgage totaling $95,000.  This relation was criticized as “special mention” as of September 30, 2013.  The second largest  relationship of $5.0 million consisted of seven commercial real estate loans totaling $4.3 million and two residential mortgage loans totaling $75,000.  The third relationship totaling $4.9 million consisted of two residential mortgage loans totaling $2.7 million and two commercial real estate loans totaling $2.2 million.  Included in the $2.2 million commercial real estate loans was one loan for approximately $1.3 million deemed a troubled debt restructuring as of September 30, 2013. All of such loans were performing in accordance with their terms as of September 30. 2013. A policy exception was made regarding the borrowing relationship that exceeded our policy limit in order to protect the Bank’s security interest.  For more information regarding certain of these loans, see “-Lending Activities - Construction and Land Development Lending.”

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2013	2012	2011
	(In Thousands)
Loan originations (1)
One- to four-family residential	$93,377	$60,913	$27,947
Multi-family residential	588	770	1,891
Commercial real estate	4,353	1,576	2,487
Construction and land development	4,344	7,960	9,622
Commercial business	674	1,049	986
Consumer	111	193	370
Total loan originations	103,447	72,461	43,303
Loans purchased	-	1,624	-
Total loans originated and acquired	103,447	74,085	43,303
Loans sold	9,240	-	-
Loans transferred to real estate owned	282	223	461
Loan principal repayments	48,581	53,302	52,914
Total loans sold and principal repayments	58,103	53,525	53,375
Increase (decrease) due to other items, net (2)	489	(387)	(4,508)
Net increase (decrease) in loan portfolio	$45,833	$20,173	$(14,580)

(1)	Includes loan participations with other lenders.

(2)
Other items consist of the undisbursed portion of loans in process, deferred fees and the allowance for loan losses.  The 2013 balance consisted of the $500,000 recovery from the provision allowance and $11,000 amortization of net loans fees. The 2012 balance consisted primarily of the $725,000 loan loss provision expense offset by in part by a $338,000 accretion of deferred loan fee income.  The 2011 balance consisted primarily of the $4.6 million loan loss provision expense partially offset by a $122,000 accretion of deferred loan fee income.

One- to Four-Family Residential Mortgage Lending.  The primary lending activity continues to be the origination or purchase of loans secured by first mortgages on one- to four-family residential properties located in the Company’s market area.  Our single-family residential mortgage loans are obtained through the lending department and branch personnel as well as through correspondents.  The balance of such loans increased from $201.4 million or 76.0% of total loans at September 30, 2009 to $270.8 million, or 87.8% of total loans at September 30, 2013.

Single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae.  We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate, including our jumbo residential mortgage loans, only selling certain long-term, fixed-rate loans bearing interest rates below certain levels established by the board. All of such loans have been sold to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance Program.  No sales pursuant to this program occurred during the past two fiscal years.  We service all loans that we have originated, including loans that we subsequently sell. We currently offer adjustable-rate mortgage and balloon loans, which are structured as shorter term fixed-rate loans (generally 15 years or less) followed by a final payment of the full amount of the principal due at the maturity date. Due to the interest rate environment, originations of such loans have been limited in recent years. However, in recent periods we have offered “hybrid” adjustable-rate loans as described below in order to increase the interest-rate sensitivity of the loan portfolio, which loans have been more attractive to customers than traditional adjustable-rate loans since the initial interest rate is fixed for a specified period. At September 30, 2013, $51.2 million, or 18.9%, of our one-to four-family residential loan portfolio (excluding home equity loans and lines of credit) consisted of adjustable-rate loans. We also originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20 or 30 years.

In light of the historically low current interest rate environment and to assist in the implementation of its asset/liability management policy, in recent periods we have been increasing our emphasis on the origination of adjustable-rate single-family mortgage loans. The adjustable-rate loans currently offered by us have interest rates which are fixed for the first five, seven or 10 years and then adjust every year thereafter for the remainder of the term of the loan in accordance with a designated index, currently one-year U.S. Treasury obligations, adjusted to a constant maturity (“CMT”), plus a stipulated margin. Our adjustable-rate single-family residential mortgage loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 5% on any such increase or decrease over the life of the loan. Our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although we offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year CMT are underwritten using methods approved by Freddie Mac or Fannie Mae which require borrowers to be qualified at 2% above the discounted loan rate under certain conditions.

We underwrite one- to four-family residential mortgage loans with loan-to-value ratios of up to 95%, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property.  We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans.  A licensed appraiser appraises all properties securing one- to four-family first mortgage loans.  Our mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property.

Our single-family residential mortgage loans also include home equity loans and lines of credit, which amounted to $6.2 million and $9.5 million, respectively, at September 30, 2013.  The unused portion of home equity lines was $4.7 million at such date. Our home equity loans are fully amortizing and have terms to maturity of up to 20 years.  While home equity loans also are secured by the borrower’s residence, we generally obtain a second mortgage position on these loans.  Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 80% or less at time of origination, although the preponderance of our home equity loans have combined loan-to-value ratios of 75% or less at time of origination. We also offer home equity revolving lines of credit with interest tied to the Wall Street Journal prime rate. Generally, we have a second mortgage on the borrower’s residence as collateral on our home equity lines. In addition, our home equity lines generally have loan-to-value ratios (combined with any loan secured by a first mortgage) of 75% or less at time of origination. Our customers may apply for home equity lines as well as home equity loans at any banking office.  While there has been recent decline in some collateral values due to the weak real estate market, we believe our conservative underwriting guidelines have minimized our exposure in that regard.

Construction and Land Development Lending.  We have been involved in construction and land development lending for many years. Prior to 2007, we emphasized construction loan originations because construction loans had shorter terms to maturity, provided an attractive yield and they generally had floating or adjustable interest rates. However, since 2008, our construction loan portfolio has decreased as market conditions made these loans less desirable due to the weakening of the real estate market resulting in slower sales and reduced housing prices in certain instances, resulting in certain of our construction loan projects experiencing difficulties. We have focused our construction lending on making loans to developers and homebuilders with whom we have long-standing relationships within our primary market area to acquire, develop and build single-family residences or condominium projects.  Our construction loans include, to a lesser extent, loans for the construction of multi-family residential or mixed-use properties.  At September 30, 2013, our construction and loan development loans amounted to $11.4 million, or 3.7% of our total loan portfolio.  This amount includes $1.7 million of undisbursed loans in process. The average size of our construction and land development loans, excluding loans to our largest lending relationship, was approximately $560,000 at September 30, 2013.  Our construction loan portfolio has decreased substantially since September 30, 2009 when construction loans amounted to $36.8 million or 13.9% of our total loan portfolio.

Loans to finance the construction of condominium projects or single-family homes and subdivisions are generally offered to experienced builders in our primary market area with whom we have an established relationship.  Residential construction and development loans are offered with terms of up to 36 months although typically the terms are 12 to 24 months.   The maximum loan-to-value limit applicable to these loans is 75% of the appraised post construction value and the policy does not require amortization of the principal during the term of the loan.  We often establish interest reserves and obtain personal and corporate guarantees as additional security on the construction loans.  Interest reserves are used to pay the monthly interest payments during the development phase of the loan and are treated as an addition to the loan balance.  Interest reserves pose an additional risk to the Company if it does not become aware of deterioration in the borrower’s financial condition before the interest reserve is fully utilized.  In order to help monitor the risk, financial statements and tax returns are obtained from borrowers on an annual basis.  Additionally, construction loans are reviewed at least annually pursuant to a third party loan review.  Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by approved appraisers or loan inspectors warrants.  Construction loans are negotiated on an individual basis but typically have floating rates of interest based upon the Wall Street Journal prime rate.  Additional fees may be charged as funds are disbursed.  In addition to interest payments during the term of the construction loan, we typically require that payments to reduce the principal outstanding be made as units are completed and released.  Generally such principal payments must be equal to 110% of the amount attributable to acquisition and development of the lot plus 100% of the amount attributable to construction of the individual home.  We permit a pre-determined number of model homes to be constructed on an unsold or “speculative” basis.  All other units must be pre-sold before we will disburse funds for construction.  Construction loans also include loans to acquire land and loans to develop the basic infrastructure, such as roads and sewers. The majority of the construction loans are secured by properties located in the Philadelphia metropolitan statistical area  .  In addition, we have sold participation interests in a number of the larger construction projects, although we generally retain at least a 20% interest.  Such sales do not provide for any recourse against the Bank.

Set forth below is a brief description of the four largest construction loans.

In June 2010, we extended a $5.1 million loan to a local real estate developer for the construction of 19 single-family homes in Bucks County, Pennsylvania.  The loan has been extended to 2015 with interest only due during the term and a variable interest rate indexed to the Wall Street Journal prime rate plus a margin.  The loan has a floor of 6.0%.  The loan-to-value ratio at the date of origination was approximately 67% which includes certain additional collateral.  We retained the entire interest in the loan. As of September 30, 2013, the outstanding loan balance was approximately $2.4 million and 15 units have been sold with an additional four lots under agreements of sale.  The loan is performing in accordance with its terms.

In September 2009, we extended a $3.9 million construction and land development loan to a local developer to purchase land for future development of 39 single-family residential real estate units. The loan was a variable-rate loan indexed to the Wall Street Journal prime rate plus a margin. The loan has a floor of 5.5% and with a maturity date after pre-approved extensions of June 2011. During 2011, a new appraisal revealed that the market value of the collateral had substantially decreased in value. The borrower subsequently agreed to provide additional collateral resulting in a revised loan-to-value ratio of 73%. The loan has been converted to a 30 year amortizing loan with a three year balloon maturing in September 2014. Additionally, a portion of proceeds received by the developer from the sale of units in other projects must be applied to reduce the principal of this loan. The borrower has agreed not to develop the project until certain other projects are completed. The modification was not considered a troubled debt restructuring as the loan was current at the time of the restructuring and the restructured loan was made at current market rates. As of September 30, 2013, the outstanding loan balance was approximately $3.8 million. The loan is performing in accordance with its terms. The aggregate principal balance of the six loans extended to this borrower at September 30, 2013 was $9.4 million.

In 2007, we extended a $2.4 million construction loan to a local developer for the purchase and renovation of a property in Center City Philadelphia.  During 2009, an additional $530,000 was made available as part of the issuance of two home equity lines of credit secured by the renovated property and the developer’s primary residence. Although construction is complete, the property remains unsold.  The loans were modified during June 2011, being restructured to three year balloon loans bearing interest at 4.875% amortizing based on a 30 year schedule. The modification was not considered a troubled debt restructuring as the loans were current at the time of the restructuring and the restructured loans were made at current market rates. The loans are classified as substandard due to the need for several extensions when the loans could not be satisfied at their original maturity date as well as due to delinquency issues in prior periods. As of September 30, 2013, the loan balance was $2.7 million.  There was a $71,000 charge-off recognized during fiscal 2012 based on a decrease in the appraised values of the loan collateral. No further charge- offs were required during the year ended September 30, 2013 and the loans were current as of September 30, 2013.

In addition, our previously largest loan relationship consisted of several loans made to finance the construction and development of a 133-unit residential condominium project located in Center City Philadelphia. We, along with five other banks that had participation interests in the loans, advanced $29.0 million to the borrower. As the lead lender in the project, we retained the largest interest in the loan, $5.8 million or 20% of the aggregate loan balance. Construction of the units was completed in September 2010. Sales of the units were slower than projected and, as such, in fiscal 2011, the loans were restructured and a lower interest rate was granted in exchange for the pledging of additional collateral.  The restructured loans were classified as troubled debt restructurings and placed on non-accrual status and reflected in our non-performing assets. At September 30, 2012 there were 80 unsold units all of which are being used as rental properties to provide cash flow to service the debt.  As of September 30, 2012, the principal balance of the loan was $20.7 million (which reflected reductions to recognize charge-offs and discounts) with the portion retained by us aggregating $8.8 million (including the additional loan referenced below). Our interest in the loans reflected the acquisition by us and another participant of the interests of two other participants in the loans.  In October 2012, we and one of the participants acquired the interest of a third participant in the loans increasing our interest to $9.2 million. In addition, in fiscal 2010 we extended a new loan of $790,000 to the borrower to finance the construction of 21 commercial condominiums at the same location. During November 2012, we entered into an agreement with a third party to sell all the loans for $14.0 million, which transaction was completed in January 2013. In connection with such sale, we and the other participants extended a loan to an affiliate of the borrower in the amount of $2.25 million, the proceeds of which were provided to us and the other participants in partial payment of the principal due on the loans sold to the third party. Additional real estate collateral consisting of residential and commercial condominium units with an aggregate value of approximately $2.8 million was provided to secure the loan. The new loan has been classified as a troubled debt restructuring and is non-accrual. However, it is performing in accordance with its terms. The Bank did not incur any additional losses upon the consummation of the loan sale beyond the $968,000 loss already recognized in pior periods.

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. We have attempted to minimize these risks by generally concentrating on residential construction loans in our market area to contractors with whom we have established lending relationships and by selling, with respect to larger construction and land development loans, participation interests in order to reduce our exposure.

Multi-Family Residential and Commercial Real Estate Loans. At September 30, 2013, multi-family residential and commercial real estate loans amounted in the aggregate to $25.2 million or 8.2% of the total loan portfolio.

The commercial real estate and residential multi-family real estate loan portfolio consists primarily of loans secured by small office buildings, strip shopping centers, small apartment buildings and other properties used for commercial and multi-family purposes located in the Company’s market area.  At September 30, 2013, the average commercial and multi-family real estate loan size was approximately $283,000.   The largest multi-family residential or commercial real estate loan at September 30, 2013 was a $1.6 million loan secured by commercial real estate that contains an auto body repair shop.  The loan was performing in accordance with its terms at such date.  Substantially all of the properties securing the multi-family residential and commercial real estate loans are located in the Company’s primary market area.

Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 15 years with loan-to-value ratios of not more than 75%. Most of the loans are structured with balloon payments of 10 years or less and amortization periods of up to 25 years.  Interest rates are either fixed or adjustable, based upon designated market indices such as the Wall Street Journal prime rate plus a margin or, with respect to our multi-family residential loans, the Average Contract Interest Rate for previously occupied houses as reported by the Federal Housing Finance Board.  In addition, fees are charged to the borrower at the origination of the loan.  We generally obtain personal guarantees of the principals as well as additional collateral for commercial real estate and multi-family real estate loans.

Commercial real estate and multi-family real estate lending involves different risks than single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions in the project’s market area of rental housing units, office and retail space and other commercial space. We attempt to minimize these risks by limiting loans to proven businesses, only considering properties with existing operating performance which can be analyzed, using conservative debt coverage ratios in our underwriting, and periodically monitoring the operation of the business or project and the physical condition of the property.

Various aspects of commercial and multi-family loan transactions are evaluated in an effort to mitigate the additional risk in these types of loans. In our underwriting procedures, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, we impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 120%. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor.  With respect to loan participation interests we purchase, we underwrite the loans as if we were the originating lender.  Appraisal reports prepared by independent appraisers are reviewed by us prior to the closing of the loan.

Our origination of commercial real estate and multi-family loans were modest during the periods from fiscal 2011 through fiscal 2013.  Although some delinquencies have existed with respect to these types of loans in our portfolio, no losses have been incurred over the past several years.

Consumer Lending Activities.  We offer various types of consumer loans such as loans secured by deposit accounts and unsecured personal loans.  Consumer loans are originated primarily through existing and walk-in customers and direct advertising.  At September 30, 2013, $438,000, or 0.1% of the total loan portfolio consisted of consumer loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans. However, consumer loans have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.

Commercial Business Loans.  Our commercial business loans amounted to $588,000 or 0.2% of the total loan portfolio at September 30, 2013.

Our commercial business loans typically are made to small to mid-sized businesses in our market area primarily to provide working capital.  Small business loans may have adjustable or fixed rates of interest and generally have terms of three years or less but may be as long as 15 years Our commercial business loans are underwritten based on the creditworthiness of the borrower and generally require a debt service coverage ratio of at least 120% In addition, we generally obtain personal guarantees from the principals of the borrower with respect to commercial business loans and frequently obtain real estate as additional collateral.

Loan Approval Procedures and Authority. Our Board of Directors establishes Prudential Savings Bank’s lending policies and procedures. Our various lending policies are reviewed at least annually by our management team and the Board in order to consider modifications as a result of market conditions, regulatory changes and other factors.

Consumer and residential mortgages with total exposure equal to or less than $100,000, may be approved by two senior lending officers. Consumer and residential mortgages with total credit exposure exceeding $100,000, but not more than $500,000 may be approved by two senior lending officers plus either the Chief Executive Officer or the Chief Financial Officer. Residential owner-occupied non-home equity loans up to $1.0 million can be approved by Management Loan Committee. All other loans, including all construction and land loans, must be approved by Management Loan Committee and either the Executive Committee of the Board or the full Board of Directors.

Asset Quality

General.  One of our key objectives has been, and continues to be, maintaining a high level of asset quality.  In addition to maintaining credit standards for new originations which we believe are prudent, we are proactive in our loan monitoring, collection and workout processes in dealing with delinquent or problem loans.  We also retain an independent, third party to undertake periodic reviews of the credit quality of a random sample of new loans as well as all of our major loans on at least an annual  basis.

Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis.  These reports include information regarding all loans 30 days or more delinquent and all real estate owned properties and are provided to the Board of Directors.  The procedures we take with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent.  When a borrower fails to make a required payment on a loan, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status.  We generally send the borrower a written notice of non-payment after the loan is first past due.   Our guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment.  When contact is made with the borrower at any time prior to foreclosure, we will attempt to obtain full payment, work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure.  In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made.  If the loan is still not brought current or satisfied and it becomes necessary for us to take legal action, which typically occurs after a loan is 90 days or more delinquent, we will commence foreclosure proceedings against any real property that secures the loan.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by us, becomes real estate owned.  Since there has not been a significant increase in recent years in the loans that are 90 days past due in our one-to four-family residential loan portfolio, the Company was not adversely impacted by any recent government programs related to the foreclosure process.

On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“non-accrual” loans). On loans 90 days or more past due as to principal and interest payments, our policy is to discontinue accruing additional interest and reverse any interest currently accrued.  On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

Property acquired by Prudential Savings Bank through foreclosure is initially recorded at the lower of cost, which is the carrying value of the loan, or fair value at the date of acquisition, which is fair value of the related assets at the date of foreclosure, less estimated costs to sell.  Thereafter, if there is a further deterioration in value, we charge earnings for the diminution in value.  The Company’s policy is to obtain an appraisal on real estate subject to foreclosure proceedings prior to the time of foreclosure if the property is located outside the Company’s market area or consists of other than single-family residential property.  We obtain re-appraisals on a periodic basis, generally on at least an annual basis, on foreclosed properties.  We also conduct inspections on foreclosed properties.

We account for our impaired loans in accordance with generally accepted accounting principles.  An impaired loan generally is one for which it is more likely than not, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment.  Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.  These loans are evaluated as a group because they have similar characteristics and performance experience.  Larger commercial real estate, construction and land development and commercial business loans are individually evaluated for impairment on at least a quarterly basis by management and the independent third party loan review function.  All loans classified as substandard as part of the loan review process or due to delinquency status are evaluated for potential impairment.  There were $15.1 million of loans evaluated for impairment as of September 30, 2013, consisting of $10.8 million of one-to four-family residential loans, $2.8 million of commercial real estate loans, $1.2 million of construction and land development loans and $383,000 of multi-family loans.  Although no specific allocations were applied to these loans, there were partial charge-offs of $154,000.   There was $30.6 million of impaired loans as of September 30, 2012.  There were six loans totaling $9.1 million designated as special mention at September 30, 2013, consisting of $7.5 million of construction loans, $1.5 million of commercial real estate loans and $95,000 one-to-four family residential loan, all related to one borrower.  As of September 30, 2012, the Company did not have any loans designated as special mention.

Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets.  We have incorporated an internal asset classification system, consistent with Federal banking regulations, as a part of our credit monitoring system.  We currently classify problem and potential problem assets as “special mention”, “substandard,” “doubtful” or “loss” assets.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

When an insured institution classifies one or more assets, or portions thereof, as “substandard” or “doubtful,” it is required that a general valuation allowance for loan losses be established for loan losses in accordance with established methodology.  General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allocations, have not been allocated to particular problem assets.  When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required either to establish a specific allocation equal to 100% of the amount of the loss or to charge off such amount.

Our allowance for loan losses includes a portion which is allocated by type of loan, based primarily upon our periodic reviews of the risk elements within the various categories of loans.  The specific components relate to certain impaired loans.  The general components cover non-classified loans and are based on historical loss experience adjusted for qualitative factors in response to changes in risk and market conditions.  Our management believes that, based on information currently available, the allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date.  However, actual losses are dependent upon future events and, as such, further additions to the level of the allowance for loan losses may become necessary.

We review and classify assets on a quarterly basis and the Board of Directors is provided with reports on our classified and criticized assets.  We classify assets in accordance with the management guidelines described above.  At September 30, 2013 and 2012, we had no assets classified as “doubtful” or “loss” and $15.1 million and $30.6 million, respectively, of assets classified as “substandard.”  In addition, there were $9.1 million of loans designated as “special mention” as of September 30, 2013 but no loans were designated “special mention” as of September 30, 2012.

Delinquent Loans.  The following table shows the delinquencies in the loan portfolio as of the dates indicated.

	September 30, 2013				September 30, 2012
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
				(Dollars in Thousands)

One- to four-family residential	16	$3,589	16	$2,930	10	$1,108	31	$4,624
Multi-family residential	-	-	-	-	-	-	-	-
Commercial real estate	1	355	3	465	1	233	1	241
Construction and land development	-	-	-	-	-	-	1	517
Commercial business	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	1	1	-	-
Total delinquent loans	17	$3,944	19	$3,395	12	$1,342	33	$5,382
Delinquent loans to total net loans	1.29%		1.11%		0.44%		1.76%
Delinquent loans to total loans	1.28%		1.10%		0.44%		1.75%

Non-Performing Loans and Real Estate Owned.  The following table sets forth information regarding the non-performing loans and real estate owned.  The Company’s general policy is to cease accruing interest on loans, other than single-family residential loans, which are 90 days or more past due and to reverse all accrued interest.  At September 30, 2013, all of the loans listed as 90 or more days past due in the table above were in non-accrual status.  In addition, six loans totaling $2.1 million consisting of $157,000 in single-family loans and $1.9 million in commercial real estate loans were classified as troubled debt restructurings as of September 30, 2013, were also in non-accrual status. At September 30, 2012, five loans totaling $8.1 million related to one condominium project discussed previously which were classified as troubled debt restructurings, were also in non-accrual status.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated.

	September 30,
	2013		2012		2011		2010
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$4,259	(1)	$12,904	(1)	$10,314	(1)	$-
Multi-family residential	-		-		-		-
Commercial real estate	2,375	(1)	597		545		-
Construction and land development	-		517		1,772		-
Commercial business	-		-		-		-
Consumer	-		-		-		-
Total non-accruing loans	6,634		14,018		12,631		-
Accruing loans 90 days or more past due:
One- to four-family residential	-		-		-		1,811
Multi-family residential	-		-		-		-
Commercial real estate	-		-		-		1,462
Construction	-		-		-		206
Commercial business	-		-		-		-
Consumer	-		-		-		-
Total accruing loans 90 days or more past due	-		-		-		3,479
Total non-performing loans (2)	6,634		14,018		12,631		3,479
Real estate owned, net (3)	406		1,972		2,268		3,197
Total non-performing assets	$7,040		$15,990		$14,899		$6,676

Total non-performing loans as a percentage of loans, net	2.16%		5.38%		5.25%		1.36%

Total non-performing loans as a percentage of total assets	1.09%		2.86%		2.53%		0.66%

Total non-performing assets as a percentage of total assets	1.16%		3.26%		2.98%		1.26%

1.
Includes at September 30, 2013, $2.1 million of troubled debt restructurings consisting of one single family loan and five commercial real estate loans and at September 30, 2012 and 2011, $8.1 million of troubled debt restructurings consisting of five loans to the same borrower related to the 133-unit condominium project discussed previously.

2.	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
3.	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Interest income on non-accrual loans is recognized only as collected.  There was $115,000 of such interest recognized during fiscal 2013 while there was $406,000 of such interest recognized for non-accrual loans for fiscal 2012.  Approximately $295,000 in additional interest income would have been recognized during the year ended September 30, 2013 if these loans had been performing during fiscal 2013.

At September 30, 2013, the Company’s non-performing assets totaled $7.0 million or 1.2% of total assets as compared to $16.0 million or 3.3% of total assets at September 30, 2012.  Non-performing assets at September 30, 2013 included $6.6 million in non-performing loans of which there were 21 one-to four-family residential loans totaling $4.2 million and seven commercial real estate loans extended to the same borrower totaling $2.4 million, one of which consists of a $1.3 million loan extended as part of the resolution in January 2013 of what was at the time our largest construction loan project.  The loan is collateralized by residential and commercial condominium units with an aggregate loan-to-value ratio of 80%.  The loan is classified as a troubled debt restructuring but it is perform in accordance with its terms. (See “-Lending Activities –Construction and Land Development Lending” for additional information regarding this loan relationship.  Four of the six other non-performing commercial loans are to one borrower and total approximately $589,000. A principal of the borrower also has single-family residential loan on non-accrual in the amount of $157,000 at September 30, 2013.  Non-performing assets also included two one-to-four family residential real estate owned properties totaling $406,000.   The properties are currently being marketed for sale.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to expense.  We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date.  Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio.  For each primary type of loan, we establish a loss factor reflecting an estimate of the known and inherent losses in such loan type using both a quantitative analysis as well as consideration of qualitative factors.  Management’s evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

The carrying value of loans is periodically evaluated and the allowance is adjusted accordingly. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions.  Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses.  Such agencies may require us to make additional provisions for estimated loan losses based upon judgments that differ from those of management.  As of September 30, 2013, our allowance for loan losses of $2.4 million was 0.8% of total loans receivable and 35.5% of non-performing loans.

Charge-offs on loans totaled $154,000 and $2.2 million for the years ended September 30, 2013 and 2012, respectively.  The charge-offs during fiscal 2013 and 2012 were primarily the result of the decline in collateral value on certain collateral dependent loans which are classified as substandard.  During 2012 we took an aggressive approach in writing down all substandard loans to the net realizable value of applicable underlying collateral. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Comparison of Operating Results For the Years Ended September 30, 2013 and September 30, 2012” in Item 7.

Management will continue to monitor and modify the allowance for loan losses as conditions dictate.  No assurances can be given that the level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

The following table shows changes in the allowance for loan losses during the periods presented.

	At or For the Year Ended September 30,

	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Total loans outstanding at end of period	$308,395	$263,205	$247,084	$263,018	$265,063
Average loans outstanding	278,582	242,781	246,188	254,781	253,278
Allowance for loan losses, beginning of period	1,881	3,364	3,151	2,732	1,591
(Recovery) Provision for loan losses	(500)	725	4,630	1,110	1,403
Charge-offs:
One- to four-family residential	154	1,905	750	51	45
Multi-family residential and commercial real estate	-	-	-	-	-
Construction and land development	-	303	3,667	640	217
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total charge-offs	154	2,208	4,417	691	262
Recoveries on loans previously charged off	1,126	-	-	-	-
Allowance for loan losses, end of period	$2,353	$1,881	$3,364	$3,151	$2,732

Allowance for loan losses as a percent of total loans	0.76%	0.71%	1.36%	1.20%	1.03%
Allowance for loan losses as a percent of non-performing loans	35.47%	13.42%	26.63%	90.57%	137.77%
Ratio of net charge-offs during the period to average loans outstanding during the period	nm*	0.91%	1.79%	0.27%	0.10%

* Not meaningful.

The following table shows how the allowance for loan losses is allocated by type of loan at each of the dates indicated.

	September 30,
	2013		2012		2011		2010		2009
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One- to four-family residential	$1,384	87.81%	$830	84.64%	$1,651	79.53%	$672	74.96%	$403	75.98%
Multi-family residential	22	1.85%	7	1.92%	7	2.32%	4	1.52%	7	1.58%
Commercial real estate	70	6.33%	125	7.35%	221	8.57%	560	7.49%	193	7.51%
Construction and land development	653	3.68%	745	5.65%	1,481	9.00%	1,909	15.46%	2,114	13.87%
Commercial business	4	0.19%	3	0.24%	3	0.33%	3	0.34%	7	0.84%
Consumer	2	0.14%	1	0.20%	1	0.25%	1	0.23%	1	0.22%
Unallocated	218	-	170	-	-	-	2	-	7	-
Total allowance for loan losses	$2,353	100.00%	$1,881	100.00%	$3,364	100.00%	$3,151	100.00%	$2,732	100.00%

The aggregate allowance for loan losses increased by $472,000 from September 30, 2012 to September 30, 2013, due to net-recoveries of $972,000 recorded during the period. During the year ended September 30, 2013, we recovered $900,000 as a result of sales of units in a construction project that previously has be non-performing.  At September 30, 2013 the Company determined that the allowance for loan losses was overfunded by $500,000, and therefore recorded a reduction to the provision expense. Fluctuations in the allowance may occur based on management’s consideration of the known and inherent losses in the loan portfolio that are reasonably estimated as well as current qualitative and quantitative risk factors at the time of the analysis.

Investment Activities

General.  We invest in securities in accordance with policies approved by our board of directors.  The investment policy designates the President, Chief Financial Officer and Treasurer as the Investment Committee, which is authorized by the board to make the Bank’s investments consistent with the investment policy.  The Board of Directors of Prudential Savings Bank reviews all investment activity on a monthly basis.

The investment policy is designed primarily to manage the interest rate sensitivity of the assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement the lending activities and to provide and maintain liquidity.  The current investment policy generally permits investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the Federal Home Loan Bank of Pittsburgh (federal agency securities) and, to a lesser extent, other equity securities. Securities in these categories are classified as “investment securities” for financial reporting purposes. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae as well as collateralized mortgage obligations (“CMOs”) issued or backed by securities issued by these government sponsored agencies.

Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Department of Veterans Affairs.  The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government.  Freddie Mac is a private corporation chartered by the U.S. Government.  Freddie Mac issues participation certificates backed principally by conventional mortgage loans.  Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates.  Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans.  Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities.  Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government. On September 7, 2008, Freddie Mac and Fannie Mae were placed into conservatorship by the U.S. Government.  During 2011 and 2012, the Federal Housing Administration Agency indicated that the Treasury Department is committed to fund Freddie Mac and Fannie Mae to levels needed in order to sufficiently to meet their funding needs.

Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected by changes in interest rates.  Further, privately issued mortgage-backed securities and CMOs also have a higher risk of default due to adverse changes in the creditworthiness of the issuer. Management’s practice is generally to not invest in such securities, and the current portfolio is limited to the securities received as a result of the redemption in kind of an investment in a mutual fund. See further discussion in Note 5 of the Notes to Consolidated Financial Statements included in Item 8 herein.

At September 30, 2013, the investment and mortgage-backed securities amounted to $125.5 million or 20.6% of total assets at such date.  The largest component of the securities portfolio as of September 30, 2013 was U.S. Government and agency obligations, which amounted to $84.2 million or 67.1% of the securities portfolio at September 30, 2013.  In addition, we invest in U.S Government agency  mortgage-backed securities and to a significantly lesser degree, other securities.

The securities are classified at the time of acquisition as available for sale, held to maturity or trading.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the amortized cost of the security.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income.  At September 30, 2013, we had $83.7 million of investment and mortgage-backed securities classified as held to maturity, $41.8 million of investment and mortgage-backed securities classified as available for sale and no securities classified as trading securities.

We do not purchase mortgage-backed derivative instruments nor do we purchase corporate obligations which are not rated investment grade or better.  However, certain investments acquired through a redemption in kind during 2008 of our entire investment in a mutual fund are below investment grade and are deemed impaired.  As of September 30, 2013, we held $3.5 million of such securities.

The mortgage-backed securities consist primarily of mortgage pass-through certificates issued by Ginnie Mae, Fannie Mae or Freddie Mac.  At September 30, 2013, approximately 8.5% of the mortgage-backed securities were non-agency securities, all of which were acquired through the 2008 redemption in kind of our entire investment in a mutual fund.  See further discussion in Note 5 of the Notes to Consolidated Financial Statements in Item 8.

The following table sets forth certain information relating to the investment and mortgage-backed securities portfolios at the dates indicated.

	September 30,
	2013		2012		2011
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

			(In Thousands)

Mortgage-backed securities - U.S. Government agencies	$38,231	$38,903	$64,357	$68,364	$78,588	$85,220
Mortgage-backed securities - Non-agency (1)	3,319	3,530	4,308	4,103	5,249	4,357
U.S. Government and agency obligations	85,920	79,897	58,469	59,902	97,068	98,508
Total debt securities	127,470	122,330	127,134	132,369	180,905	188,085
FHLB stock	0	0	2,239	2,239	2,887	2,887
FHLMC preferred stock	6	33	6	7	6	6
Total investment and mortgage-backed securities	$127,476	$122,363	$129,379	$134,615	$183,798	$190,978

(1) Includes impaired securities.

The following tables set forth the amortized cost of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2013.  Tax-exempt yields have not been adjusted to a tax-equivalent basis.

	Amounts at September 30, 2013 Which Mature In
			Over One		Over Five
		Weighted	Year	Weighted	Years	Weighted	Over	Weighted		Weighted
	One Year	Average	Through	Average	Through	Average	Ten	Average		Average
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield	Total	Yield

				(Dollars in Thousands)
Bonds and other debt securities:
U.S. Government and agency obligations	$2,000	1.13%	$-	-%	$14,496	2.18%	$69,424	2.54%	$85,920	2.45%
Mortgage-backed securities	-	-	-	-	25	1.69%	41,525	3.21%	41,550	3.21%
Total	$2,000	1.13%	$-	-%	$14,521	2.18%	$110,949	2.79%	$127,470	2.70%

The following table sets forth the purchases and principal repayments of our mortgage-backed securities at amortized cost during the periods indicated.

	At or For the
	Year Ended September 30,

	2013	2012	2011
	(Dollars in Thousands)
Mortgage-backed securities at beginning of period	$68,665	$83,837	$86,103
Purchases	1,977	25,821	14,613
Sale of mortgage-backed securities available for sale	(14,289)	(19,528)	(90)
Other than temporary impairment of securities (1)	(32)	(154)	(202)
Maturities and repayments	(15,110)	(21,623)	(16,918)
Amortizations of premiums and discounts, net	339	312	331
Mortgage-backed securities at end of period	$41,550	$68,665	$83,837
Weighted average yield at end of period	3.21%	3.79%	4.55%

(1)	Impairment primarily relates to non-agency mortgage-backed securities received in redemption in kind from the sale of the investment in a mutual fund.

Sources of Funds

General.  Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts.  At September 30, 2013, 60.5% of the funds deposited with Prudential Savings Bank were in core deposits, which are deposits other than certificates of deposit.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Deposits are obtained predominantly from the areas where the branch offices are located.  We have historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits. The interest rates offered on deposits are competitive in the market place.

Prudential Savings Bank uses traditional means of advertising its deposit products, including broadcast and print media and generally does not solicit deposits from outside its market area.

We do not actively solicit certificate accounts of $100,000 and above, known as “jumbo CDs,” or use brokers to obtain deposits.  At September 30, 2013, jumbo CDs amounted to $78.7 million, of which $37.1 million are scheduled to mature within twelve months subsequent to such date.  At September 30, 2013, the weighted average remaining period until maturity of the certificate of deposit accounts was 12.6 months.

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	September 30,
	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
		Deposits		Deposits		Deposits
	(Dollars in Thousands)
Certificate accounts:
Less than 1.00%	$85,672	15.78%	$62,984	14.80%	$23,195	5.32%
1.00% - 1.99%	77,884	14.35%	63,981	15.03%	105,366	24.17%
2.00% - 2.99%	30,345	5.59%	84,887	19.95%	77,636	17.81%
3.00% - 3.99%	17,653	3.25%	19,460	4.57%	21,801	5.00%
4.00% - 4.99%	2,744	0.51%	10,101	2.37%	10,914	2.50%
5.00% - 5.99%	-	-	6,001	1.41%	17,325	3.97%
Total certificate accounts	$214,298	39.48%	$247,414	58.13%	$256,237	58.77%

Transaction accounts:
Savings	223,615	41.21%	71,083	16.70%	70,623	16.20%
Checking:
Interest-bearing	36,063	6.64%	33,659	7.91%	29,658	6.80%
Non-interest-bearing	3,474	0.64%	3,711	0.87%	3,847	0.88%
Money market	65,298	12.03%	69,735	16.39%	75,649	17.35%
Total transaction accounts	$328,450	60.52%	$178,188	41.87%	$179,777	41.23%
Total deposits	$542,748	100.00%	$425,602	100.00%	$436,014	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended September 30,
	2013			2012			2011
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Savings	$82,478	$265	0.32%	$70,186	$401	0.57%	$69,741	$700	1.00%
Interest-bearing checking and money market accounts	100,709	358	0.36%	103,988	490	0.47%	105,046	779	0.74%
Certificate accounts	233,814	3,721	1.59%	258,154	4,884	1.89%	271,758	5,612	2.07%
Total interest-bearing deposits	417,001	$4,344	1.04%	432,328	$5,775	1.34%	446,545	$7,091	1.59%

Non-interest-bearing deposits	3,483			3,924			3,291
Total deposits	$420,484		1.03%	$436,252		1.32%	$449,836		1.58%

The following table shows the savings flows during the periods indicated.

	Year Ended September 30,
	2013	2012	2011
		(In Thousands)
Deposits made	$507,513	$322,480	$419,733
Withdrawals	(394,002)	(336,952)	(453,949)
Interest credited	3,635	4,060	5,775
Total (decrease) increase in deposits	$117,146	$(10,412)	$(28,441)
Deposits made include $145.7 million of funds held in escrow at September 30, 2013 from the Company’s Second-step offering.

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at September 30, 2013.

	Balance at September 30, 2013
	Maturing in the 12 Months Ending September 30,
Certificates of Deposit	2014	2015	2016	Thereafter	Total
			(In Thousands)
Less than 1.00%	$76,390	$9,282	$-	$-	$85,672
1.00% - 1.99%	18,097	11,838	13,387	34,562	77,884
2.00% - 2.99%	1,141	1,956	12,573	14,675	30,345
3.00% - 3.99%	6,492	11,161	-	-	17,653
4.00% - 4.99%	2,744	-	-	-	2,744
Total certificate accounts	$104,864	$34,237	$25,960	$49,237	$214,298

The following tables show the maturities of our certificates of deposit of $100,000 or more at September 30, 2013, by time remaining to maturity.

		Weighted
Quarter Ending:	Amount	Avg Rate
	(Dollars in Thousands)
December 31, 2013	$12,030	1.03%
March 31, 2014	10,725	1.23%
June 30, 2014	7,533	1.21%
September 30, 2014	6,798	1.16%
After September 30, 2014	41,596	1.89%
Total certificates of deposit with balances of $100,000 or more	$78,682	1.54%

Borrowings.  We utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund the operations as part of the operating and liquidity strategy.  See “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.  These FHLB advances are collateralized primarily by certain mortgage loans and mortgage-backed securities and secondarily by an investment in capital stock of the Federal Home Loan Bank of Pittsburgh.  There are no specific credit covenants associated with these borrowings.  FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including Prudential Savings Bank, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank.  At September 30, 2013, we had $340,000 in outstanding FHLB advances (as described below) and $169.6 million of additional FHLB advances available.  At such date, maturities of our outstanding advances range from one month to three years.  We have not utilized any other types of borrowings such as securities sold under agreements to repurchase.

        The following table shows certain information regarding borrowings at or for the dates indicated:

	2013	2012	2011
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$350	$537	$591
Maximum amount outstanding at any month-end during the period	453	567	611
Balance outstanding at end of period	340	483	570
Average interest rate during the period	0.50%	0.75%	1.02%
Weighted average interest rate at end of period	0.00%	0.59%	1.02%

        We have two FHLB advances made under a community housing program in which we participate. These advances do not currently have any interest.  The total of these two FHLB advances is $340,000.  As of September 30, 2013, there were no advances from the FHLB which are not part of the community housing program.

Subsidiaries

The Company has only one direct subsidiary: Prudential Savings Bank.  The Bank’s sole subsidiary as of September 30, 2013 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered corporation established to hold investment securities.  As of September 30, 2013, PSB had assets of $110.6 million primarily consisting of mortgage-backed and investment securities.  We may consider the establishment of one or more additional subsidiaries in the future.

Employees

At September 30, 2013, we had 71 full-time employees, and four part-time employees.  None of such employees are represented by a collective bargaining group, and we believe that the Company’s relationship with its employees is good.

REGULATION
General

Prudential Savings Bank is a Pennsylvania-chartered savings bank and is subject to extensive regulation and examination by the Pennsylvania Department of Banking and Securities (the “Department”) and by the Federal Deposit Insurance Corporation (“FDIC”), and is also subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the payment of dividends, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the  Department  and the FDIC to test Prudential Savings Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the  Department , the FDIC, the Federal Reserve Board or the Congress could have a material adverse impact on Prudential Bancorp and Prudential Savings Bank and their operations.

Federal law provides the federal banking regulators, including the FDIC and the Federal Reserve Board, with substantial enforcement powers.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Prudential Bancorp is a registered as bank holding company under the Bank Holding Company Act and is subject to regulation and supervision by the Federal Reserve Board and by the Department .  Prudential Bancorp files annually a report of its operations with, and are subject to examination by, the Federal Reserve Board and the Department .  This regulation and oversight is generally intended to ensure that Prudential Bancorp limit its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of Prudential Savings Bank.

In connection with the reorganization completed in October 2013, Prudential Bancorp registered its common stock with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934.  Prudential Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934.  Prudential Bancorp’s common stock is listed on the Nasdaq Global Market under the symbol “PBIP.”  The Nasdaq Stock Market listing requirements impose additional requirements on us, including, among other things, rules relating to corporate governance and the composition and independence of our board of directors and various committees of the board, such as the audit committee.

Certain of the regulatory requirements that are applicable to Prudential Savings Bank and Prudential Bancorp are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Prudential Savings Bank and Prudential Bancorp and is qualified in its entirety by reference to the actual statutes and regulations.

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The new law also establishes an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the new law that may affect Prudential Savings Bank and Prudential Bancorp.  Many of the regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of Prudential Savings Bank:

●
A new independent consumer financial protection bureau has been established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like Prudential Savings Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

●	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

●	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

●	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for non-interest-bearing transaction accounts extended through December 31, 2012.

●	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

●
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Prudential Bancorp:

●
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

●	The SEC is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

●
Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

●
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

●
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

●
Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

●	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

●
Item 402 of Regulation S-K promulgated by the SEC will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

●	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Regulation of Prudential Savings Bank

Pennsylvania Banking Law.  The Pennsylvania Banking Code of 1965 contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of Prudential Savings Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department  so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

One of the purposes of the Banking Code is to provide savings banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws and other state, federal and foreign laws. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in the Commonwealth, with the prior approval of the Department.

The Department generally examines each savings bank not less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of its own examination, the present practice is for the Department to alternate with the FDIC. The Department   may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department  has ordered the activity to be terminated, to show cause at a hearing before the  Department  why such person should not be removed.

 Insurance of Accounts.  The deposits of Prudential Savings Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government.  The Dodd-Frank Act permanently increased deposit insurance on most accounts to $250,000. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions.

The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt.  The FDIC recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates.  The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category.  The amendments were effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices that were due September 30, 2011.

In 2009, the FDIC also required insured deposit institutions on December 30, 2009 to prepay 13 quarters of estimated insurance assessments. Our prepayment totaled approximately $2.5 million.  This prepayment did not immediately affect Prudential Saving Bank’s earnings.  We were required to book the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter.

 In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including Prudential Savings Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which could result in termination of the Bank’s deposit insurance.

Capital Requirements.  The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like Prudential Savings Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies.

The FDIC’s capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks. An additional cushion of at least 100 basis points is required for all other state-chartered, non-member banks, which effectively increases their minimum Tier I leverage ratio to 4.0% or more. Under the FDIC’s regulation, the most highly rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain purchased mortgage servicing rights.

The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019.  The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as Prudential Savings Bank, a common equity Tier 1 capital ratio 4.5% will become effective on January 1, 2015.  The new capital rules will also increase the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures.  The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

Prudential Savings Bank is also subject to more stringent Department  capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At September 30, 2013, Prudential Savings Bank’s capital ratios exceeded each of its capital requirements.

Prompt Corrective Action.  The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

	Total	Tier 1	Tier 1
Capital Category	Risk-Based Capital	Risk-Based Capital	Leverage Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a “well capitalized” institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

At September 30, 2013, Prudential Savings Bank was deemed a “well capitalized” institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth the Company and Prudential Savings Bank’s capital position relative to its respective regulatory capital requirements at September 30, 2013.

			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

Tier 1 capital (to average assets)
Company	$61,204	12.54%	$19,523	4.0%	N/A	N/A
Bank	57,568	11.81	19,505	4.0	$24,382	5.0%
Tier 1 capital (to risk-weighted assets)
Company	61,204	26.69	9,172	4.0	N/A	N/A
Bank	57,568	25.15	9,154	4.0	13,732	6.0
Total capital (to risk-weighted assets)
Company	63,558	27.72	18,344	8.0	N/A	N/A
Bank	59,922	26.18	18,309	8.0	22,886	10.0

Activities and Investments of Insured State-Chartered Banks.  The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things:

●	acquiring or retaining a majority interest in a subsidiary;

●
investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets;

●
acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions; and

●	acquiring or retaining the voting shares of a depository institution if certain requirements are met.

The FDIC has adopted regulations pertaining to the other activity restrictions imposed upon insured state banks and their subsidiaries. Pursuant to such regulations, insured state banks engaging in impermissible activities may seek approval from the FDIC to continue such activities. State banks not engaging in such activities but that desire to engage in otherwise impermissible activities either directly or through a subsidiary may apply for approval from the FDIC to do so; however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the FDIC insurance funds, such application will not be approved by the FDIC. Pursuant to this authority, the FDIC has determined that investments in certain majority-owned subsidiaries of insured state banks do not represent a significant risk to the deposit insurance funds. Investments permitted under that authority include real estate activities and securities activities.

Restrictions on Capital Distributions.  Under federal rules, an insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. In addition, federal regulators have the authority to restrict or prohibit the payment of dividends for safety and soundness reasons. The FDIC also prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC. Prudential Savings Bank is currently not in default in any assessment payment to the FDIC. Pennsylvania law also restricts the payment and amount of dividends, including the requirement that dividends be paid only out of accumulated net earnings.

Privacy Requirements of the Gramm-Leach-Bliley Act.  Federal law places limitations on financial institutions like Prudential Savings Bank regarding the sharing of consumer financial information with unaffiliated third parties. Specifically, these provisions require all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties. Prudential Savings Bank currently has a privacy protection policy in place and believes such policy is in compliance with applicable regulations.

Anti-Money Laundering.  Federal anti-money laundering rules impose various requirements on financial institutions to prevent the use of the U.S. financial system to fund terrorist activities. These provision include a requirement that financial institutions operating in the United States have anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Prudential Savings Bank has established policies and procedures to ensure compliance with the federal anti-money laundering provisions.

Regulatory Enforcement Authority.  Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Community Reinvestment Act.  All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. Prudential Savings Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Federal Home Loan Bank System.  Prudential Savings Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.

As a member, Prudential Savings Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At September 30, 2013, Prudential Savings Bank was in compliance with this requirement.

Federal Reserve Board System.  The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At September 30, 2013, Prudential Savings Bank was in compliance with these reserve requirements.

Regulation of Prudential Bancorp

Bank Holding Company Act Activities and Other Limitations.  Under the Bank Holding Company Act, Prudential Bancorp must obtain the prior approval of the Federal Reserve Board before they may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, Prudential Bancorp would directly or indirectly own or control more than 5% of such shares.

Federal statutes impose restrictions on the ability of a bank holding company and its nonbank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank’s investments in the stock or securities of the holding company, and on the subsidiary bank’s taking of the holding company’s stock or securities as collateral for loans to any borrower.  A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, it has been the policy of the Federal Reserve Board that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations, or both.  The Dodd-Frank Act included a provision that directs federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

Non-Banking Activities.  The business activities of Prudential Bancorp, as bank holding companies, are restricted by the Bank Holding Company Act.  Under the Bank Holding Company Act and the Federal Reserve Board’s bank holding company regulations, bank holding companies may only engage in, or acquire or control voting securities or assets of a company engaged in,

●	banking or managing or controlling banks and other subsidiaries authorized under the Bank Holding Company Act; and

●	any Bank Holding Company Act activity the Federal Reserve Board has determined to be so closely related that it is incidental to banking or managing or controlling banks.

The Federal Reserve Board has determined by regulation that certain activities are closely related to banking including operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services.  Moreover, as discussed below, certain other activities are permissible for a bank holding company that becomes a financial holding company.

Financial Holding Companies.  Bank holding companies may also engage in a broad range of activities under a type of financial services company known as a “financial holding company.”  A financial holding company essentially is a bank holding company with significantly expanded powers.  Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities.  The Federal Reserve Board and the Department of the Treasury are also authorized to permit additional activities for financial holding companies if the activities are “financial in nature” or “incidental” to financial activities.  A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” Community Reinvestment Act rating.  A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible.  Prudential Bancorp has not submitted notices to the Federal Reserve Board of its intent to be deemed a financial holding company.  However, it is not precluded from submitting a notice in the future should it wish to engage in activities only permitted to financial holding companies.

Regulatory Capital Requirements.  The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act.  The Federal Reserve Board’s capital adequacy guidelines for Prudential Bancorp, on a consolidated basis, are similar to those imposed on Prudential Savings Bank by the FDIC.  See “-Regulation of Prudential Savings Bank - Capital Requirements.”

Restrictions on Dividends. Prudential Bancorp’s ability to declare and pay dividends may depend in part on dividends received from Prudential Savings Bank.  The Pennsylvania Banking Code regulates the distribution of dividends by savings banks and states, in part, that dividends may be declared and paid out of accumulated net earnings, provided that the bank continues to meet its surplus requirements. In addition, dividends may not be declared or paid if Prudential Savings Bank is in default in payment of any assessment due the FDIC.

A Federal Reserve Board policy statement on the payment of cash dividends states that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition.  The Federal Reserve Board’s policy statement also provides that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  Furthermore, under the federal prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”  See “-Regulation of Prudential Savings Bank - Prompt Corrective Action,” above.

Federal Securities Laws.  Prudential Bancorp’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934. Prudential Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act.  As a public company, Prudential Bancorp is subject to the Sarbanes-Oxley Act of 2002 which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our principal executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Limitations on Transactions with Affiliates.  Transactions between insured financial institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of an insured financial institution is any company or entity which controls, is controlled by or is under common control with the insured financial  institution. In a bank   holding company context, the bank holding company of an insured financial institution (such as Prudential Bancorp) and any companies which are controlled by such holding company are affiliates of the insured financial institution. Generally, Section 23A limits the extent to which the insured financial institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the insured financial  institution as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of an guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by an insured financial  institution to an affiliate.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of an insured financial  institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the insured financial institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the insured finacial institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by an insured financial institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 2013, Prudential Savings Bank was in compliance with the above restrictions.

TAXATION

Federal Taxation

General.  Prudential Bancorp and Prudential Savings Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules.  As of September 30, 2013, the Internal Revenue Service has concluded an audit of the Company’s tax returns for the year ended September 30, 2010 and no adverse findings were noted.  The federal and state income tax return for taxable years through September 30, 2010 have been closed for purposes of examination by the Internal Revenue Service or the Pennsylvania Department of Revenue.

Prudential Bancorp files a consolidated federal income tax return with Prudential Savings Bank and its subsidiary, PSB Delaware, Inc.  Accordingly, any cash distributions made by Prudential Bancorp to its shareholders will be treated as cash dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

Method of Accounting.  For federal income tax purposes, Prudential Bancorp and Prudential Savings Bank report income and expenses on the accrual method of accounting and file their federal income tax return on a fiscal year basis.

Bad Debt Reserves.  The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings associations, effective for taxable years beginning after 1995.  Prior to that time, Prudential Savings Bank was permitted to establish a reserve for bad debts and to make additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at taxable income.  As a result of the Small Business Job Protection Act of 1996, savings associations must use the specific charge-off method in computing their bad debt deduction beginning with their 1996 federal tax return.  In addition, federal legislation required the recapture over a six year period of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.

Taxable Distributions and Recapture.  Prior to the Small Business Job Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Prudential Savings Bank failed to meet certain thrift asset and definitional tests.  New federal legislation eliminated these savings association related recapture rules.  However, under current law, pre-1988 reserves remain subject to recapture should Prudential Savings Bank make certain non-dividend distributions or cease to maintain a bank charter.

At September 30, 2013, the total federal pre-1988 reserve was approximately $6.6 million.  The reserve reflects the cumulative effects of federal tax deductions by Prudential Savings Bank for which no federal income tax provisions have been made.

Alternative Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences.  The alternative minimum tax is payable to the extent such alternative minimum tax income is in excess of the regular income tax.  Net operating losses, of which Prudential Savings Bank has none, can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  Prudential Savings Bank has not been subject to the alternative minimum tax.

Corporate Dividends Received Deduction. Prudential Bancorp may exclude from its income 100% of dividends received from Prudential Savings Bank as a member of the same affiliated group of corporations.  The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

State and Local Taxation

Pennsylvania Taxation.  Prudential Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax.  The Corporation Net Income Tax rate for 2013 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

Prudential Savings Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock.  Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.50%.  The Mutual Thrift Institutions Tax exempts Prudential Savings Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers.  The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments.  The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Prudential Savings Bank.  Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

We currently conduct business from our main office and six banking offices.  The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at September 30, 2013.  All the offices are owned by us with the exception of the Old City Branch.

			Net Book Value
		Date of	of Property and
		Lease	Leasehold	Amount of
Description/Address	Leased/Owned	Expiration	Improvements	Deposits
			(In Thousands)
Main Office (1)	Owned	N/A	$325	$350,252	(1)
1834 Oregon Avenue
Philadelphia, PA 19145-4725

Snyder Branch	Owned	N/A	6	19,038
2101 South 19th Street
Philadelphia, PA 19145-3709

Center City Branch	Owned	N/A	30	32,896
112 South 19th Street
Philadelphia, PA 19103-4667

Broad Street Branch	Owned	N/A	204	48,921
1722 South Broad Street
Philadelphia, PA 19145-2388

Pennsport Branch	Owned	N/A	39	42,216
238A Moore Street
Philadelphia, PA 19148-1925

Drexel Hill Branch	Owned	N/A	80	37,943
601 Morgan Avenue
Drexel Hill, PA 19026-3105

Old City Branch	Leased	May 2015	109	11,482
28 North 3rd Street
Philadelphia, PA 19106-2108

Total			$793	$542,748

(1) Includes $145.7 million of funds held in escrow at September 30, 2013 as part of the Company’s Second-step Offering

Item 3.  Legal Proceedings

The Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, does not believe that such proceedings will have a material adverse effect on the financial condition or operations of the Company. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company’s interests and have a material adverse effect on the financial condition and operations of the Company.

Item 4.  Mine Safety Disclosures

     Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Our common stock is traded on the NASDAQ Global Market (NASDAQ) under the symbol “PBIP”.  At December 12, 2013, there were approximately 274 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table shows the quarterly high and low trading prices of our stock, reported on the NASDAQ Stock Market, and the amount of cash dividends declared per share for each of the quarters in fiscal 2013 and 2012:

	Stock Price		Cash dividends per share
Quarter ended:	High	Low
September 30, 2013	$10.69	$9.02	$0.00
June 30, 2013	9.97	8.01	0.00
March 31, 2013	9.17	6.73	0.00
December 31, 2012	7.45	5.79	0.00

	Stock Price		Cash dividends per share
Quarter ended:	High	Low
September 30, 2012	$6.31	$5.47	$0.00
June 30, 2012	5.59	5.21	0.00
March 31, 2012	5.99	5.15	0.00
December 31, 2011	5.37	4.80	0.00

 (b)             Not applicable

(c)            There were no repurchases of common stock by the Company during the quarter ended September 30, 2013.

Item 6.  Selected Financial Data

Set forth below is selected financial and other data of Prudential Bancorp.  Reference is made to the consolidated financial statements and related notes contained in Item 8 which provide additional information.

	At September 30,
	2013	2012	2011	2010	2009
	(Dollars in Thousands)
Selected Financial and Other Data:
Total assets	$607,897	$490,504	$499,537	$529,080	$514,761
Cash and cash equivalents	158,984	81,273	53,829	66,524	13,669
Investment and mortgage-backed securities:
Held-to-maturity	83,732	63,110	108,956	112,673	160,126
Available-for-sale	41,781	65,975	75,370	72,425	62,407
Loans receivable, net	306,517	260,684	240,511	255,091	256,694
Deposits	542,748	425,602	436,014	464,455	432,374
FHLB advances	340	483	570	615	19,659
Non-performing loans	6,634	14,018	12,631	3,479	1,982
Non-performing assets	7,040	15,990	14,899	6,676	5,604
Total stockholders’ equity, substantially restricted	59,912	59,831	57,452	56,999	55,857
Banking offices	7	7	7	7	7

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(Dollars in Thousands, except per share data)
Selected Operating Data:
Total interest income	$16,773	$18,979	$21,685	$25,109	$27,386
Total interest expense	4,344	5,779	7,097	9,416	12,942
Net interest income	12,429	13,200	14,588	15,693	14,444
(Recoveries) provision for loan losses	(500)	725	4,630	1,110	1,403
Net interest income after (recovery) provision for loan losses	12,929	12,475	9,958	14,583	13,041
Total non-interest income (charges)	1,774	3,068	938	387	(2,452)
Total non-interest expense	11,250	11,668	10,996	10,794	11,065
Income (loss) before income taxes	3,453	3,875	(100)	4,176	(476)
Income tax expense (benefit)	1,698	1,282	(212)	1, 046	350
Net income (loss)	$1,755	$2,593	$112	$3, 130	$(826)
Basic earnings (loss) per share	$0.18	$0.27	$0.01	$0.33	$(0.08)
Diluted earnings (loss) per share	$0.18	$0.27	$0.01	$0.32	$(0.08)
Dividends paid per common share	$0.00	$0.00	$0.10	$0.20	$0.20

Selected Operating Ratios(1):
Average yield earned on interest-earning assets	3.60%	3.96%	4.42%	5.08%	5.64%
Average rate paid on interest-bearing liabilities	1.04	1.33	1.58	2.06	2.95
Average interest rate spread(2)	2.56	2.63	2.84	3.02	2.69
Net interest margin(2)	2.67	2.76	2.97	3.17	2.97
Average interest-earning assets to average interest-bearing liabilities	111.15	110.29	109.41	108.04	110.64
Net interest income after provision for loan losses to non-interest expense	114.92	106.92	90.55	135.73	117.86
Total non-interest expense to total average assets	2.25	2.33	2.15	2.07	2.17
Efficiency ratio(3)	79.21	71.72	70.83	67.13	92.27
Return on average assets	0.35	0.52	0.02	0.60	(0.16)
Return on average equity	3.00	4.43	0.20	5.58	(1.32)
Average equity to average total assets	11.92	11.71	10.90	10.78	12.28
(Footnotes on next page)

	At or For the
	Year Ended September 30,
	2013	2012	2011	2010	2009
Asset Quality Ratios(4):
Non-performing loans as a percent of total loans receivable(5)	2.16%	5.38%	5.25%	1.36%	0.77%
Non-performing assets as a percent of total assets(6)	1.16	3.26	2.98	1.25	1.09
Allowance for loan losses as a percent of non-performing loans	35.47	13.42	26.63	90.57	137.77
Allowance for loan losses as a percent of total loans	0.77	0.71	1.36	1.20	1.03
Net charge-offs to average loans receivable	-0.35	0.88	1.90	0.30	0.10

Capital Ratios(4):
Tier 1 leverage ratio
Company	12.54%	11.73%	11.06%	10.27%	10.86%
Bank	11.81	10.95	10.23	9.46	9.99
Tier 1 risk-based capital ratio
Company	26.69%	27.51%	25.54%	23.12%	24.59%
Bank	25.15	25.69	23.62	21.28	22.61
Total risk-based capital ratio
Company	27.72%	28.39%	26.79%	24.37%	25.79%
Bank	26.18	26.57	24.87	22.53	23.81

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

(2)
Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.

(5)
Non-performing assets consist of non-performing loans and real estate owned.  Non-performing loans consist of all loans 90 days or more past due and loans in excess of 90 days delinquent and still accruing interest.  It is our policy to cease accruing interest on all loans 90 days or more past due.  Real estate owned consists of real estate acquired through foreclosure or by acceptance of a deed-in-lieu of foreclosure.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

At September 30, 2013, we had total assets of $607.9 million, including $306.5 million in net loans and $125.5 million of investment and mortgage-backed securities, total deposits of $542.7 million and total stockholders’ equity of $59.9 million.

The Company conducts community banking activities by accepting deposits and making loans in our market area. Our lending products primarily consist of residential mortgage loans and to a lesser extent commercial real estate, multi-family and construction loans. The Company does provide on occasion commercial business and consumer loans in an effort to maintain strong customer relationships.

Despite the current market and economic conditions, the Company continues to maintain capital in excess of regulatory requirements.

This Management’s Discussion and Analysis section is intended to assist in understanding the financial condition and results of operations of Prudential Bancorp.  The results of operations of Prudential Bancorp are primarily dependent on the results of the Bank.  The information contained in this section should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies

In reviewing and understanding financial information for Prudential Bancorp, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements.  These policies are described in Note 2 of the notes to our consolidated financial statements included in Item 8 hereof. The accounting and financial reporting policies of Prudential Bancorp conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as well as contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to expense. Losses are charged against the allowance for loan losses when management believes that the collectability in full of the principal of a loan is unlikely. Subsequent recoveries are added to the allowance. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairments based upon an evaluation of known and inherent losses in the loan portfolio that are both probable and reasonable to estimate. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to criticized and classified loans.

Management monitors its allowance for loan losses at least quarterly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends.  In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

●	Levels of past due, classified, criticized and non-accrual loans, troubled debt restructurings and loan modifications;
●	Nature and volume of loans;
●
Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries and for commercial loans, the level of loans being approved with exceptions to lending policy;

●	Experience, ability and depth of management and staff;
●	National and local economic and business conditions, including various market segments;
●	Quality of the Company’s loan review system and degree of Board oversight;
●	Concentrations of credit and changes in levels of such concentrations; and
●	Effect of external factors on the level of estimated credit losses in the current portfolio.

In determining the allowance for loan losses, management has established both specific and general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those criticized and classified loans. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar commercial real estate loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historical loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios and external factors. Estimates are periodically measured against actual loss experience.

This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on our commercial, construction and residential loan portfolios and historical loss experience.  All of these estimates may be susceptible to significant change.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.  In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses.  The Pennsylvania Department of Banking and the FDIC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations.  To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely affect earnings in future periods.

Investment and Mortgage-Backed Securities Available for Sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of September 30, 2013 or 2012.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The Company determines whether the unrealized losses are temporary in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  In addition the Company also considers the likelihood that the security will be required to be sold by a regulatory agency, our internal intent not to dispose of the security prior to maturity and whether the entire cost basis of the security is expected to be recovered.  In determining whether the cost basis will be recovered, management evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

In addition, certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, FHLB stock and loans or bank properties transferred into real estate owned at fair value on a non-recurring basis.

Valuation techniques and models utilized for measuring financial assets and liabilities are reviewed and validated by the Company at least quarterly.

Income Taxes.  The Company accounts for income taxes in accordance with U.S. GAAP.  The Company records deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods.

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results and our forecast of future taxable income.  In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business.  Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets.  An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

U.S. GAAP prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement.  Assessment of uncertain tax positions requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations.  Significant judgment may be involved in the assessment of the tax position.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 to the Consolidated Financial Statements set forth in Item 8 hereto.

Derivative Financial Instruments, Contractual Obligations and Other Off Balance Sheet Arrangements.  Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics.  We have not used derivative financial instruments in the past and do not currently have any intent to do so in the future.

While we have not used derivative financial instruments, we are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Commitments to extend credit generally have fixed expiration dates and may require additional collateral from the borrower if deemed necessary.  Commitments to extend credit are not recorded as an asset or liability by us until the instrument is exercised.

Commitments

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2013.

	Total	Amount of Commitment Expiration - Per Period
	Amounts	Less than	1-3	3-5	After 5
	Committed	1 Year	Years	Years	Years
	(In Thousands)
Letters of credit	$187	$187	$-	$-	$-
Lines of credit (1)	4,706	-	-	-	4,706
Undisbursed portions of loans in process	1,676	1,607	69	-	-
Commitments to originate loans	12,783	12,783	-	-	-
Total commitments	$19,352	$14,577	$69	$-	$4,706

(1)	The majority of available lines of credit are for home equity loans.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at September 30, 2013.

		Payments Due By Period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$214,298	$104,989	$34,245	$75,064	$-
FHLB advances(1)	340	-	340	-	-
Total long-term debt	214,638	104,989	34,585	75,064	-
Advances from borrowers for taxes and insurance	1,480	1,480	-	-	-
Funds held in escrow for Second-step Offering (2)	145,675	145,675	-	-	-
Operating lease obligations	132	79	53	-	-
Total contractual obligations	$361,925	$252,223	$34,638	$75,064	$-

(1)	Does not include interest due annually on FHLB advances.
(2)
Funds received as part of the Company’s Second-step Offering. The Offering closed on October 9, 2013 and thereafter  $74.3 million was returned to the investors that were unable to purchase common stock.

           Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  Tax-exempt income and yields have not been adjusted to a tax-equivalent basis.  All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Year Ended September 30,
	2013			2012			2011
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$85,800	$2,147	2.50%	$77,224	$2,102	2.72%	$107,065	$3,569	3.33%
Mortgage-backed securities	53,342	1,922	3.60%	89,089	3,726	4.18%	89,666	4,300	4.80%
Loans receivable (1)	278,582	12,609	4.53%	242,780	13,008	5.36%	246,188	13,724	5.57%
Other interest-earning assets	48,154	94	0.20%	70,024	143	0.20%	47,918	92	0.19%
Total interest-earning assets	465,878	16,772	3.60%	479,117	18,979	3.96%	490,837	21,685	4.42%
Non-interest-earning assets	19,670			20,818			21,210
Total assets	$485,548			$499,935			$512,047
Interest-bearing liabilities:
Savings accounts	$82,478	$265	0.32%	$70,186	$396	0.56%	$69,741	$695	1.00%
Checking and money market accounts	100,709	358	0.36%	103,988	490	0.47%	105,046	779	0.74%
Certificate accounts	233,814	3,721	1.59%	258,154	4,884	1.89%	271,758	5,612	2.07%
Total deposits	417,001	4,344	1.04%	432,328	5,770	1.33%	446,545	7,086	1.59%
FHLB advances	350	0	0.00%	537	4	0.74%	591	6	1.02%
Real estate tax escrow accounts	1,802	5	0.28%	1,561	5	0.32%	1,477	5	0.34%
Total interest-bearing liabilities	419,153	4,349	1.04%	434,426	5,779	1.33%	448,613	7,097	1.58%
Non-interest-bearing liabilities	7,120			6,979			7,624
Total liabilities	426,273			441,405			456,237
Stockholders’ Equity	59,275			58,530			55,810
Total liabilities and Stockholders’ Equity	$485,548			$499,935			$512,047
Net interest-earning assets	$46,725			$44,691			$42,224

Net interest income; interest rate spread		$12,423	2.56%		$13,200	2.63%		$14,588	2.84%
Net interest margin (2)			2.67%			2.76%			2.97%

Average interest-earning assets to average interest-bearing liabilities			111.15%			110.29%			109.41%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Rate/Volume Analysis.  The following table shows the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate.  The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	2013 vs. 2012				2012 vs. 2011
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Rate	Volume	Rate/	Total Increase	Rate	Volume	Rate/	Total Increase
			Volume	(Decrease)			Volume	(Decrease)
	(In Thousands)
Interest income:
Investment securities	$(168)	$233	$(20)	$45	$(655)	$(995)	$183	$(1,467)
Mortgage-backed securities	(514)	(1,494)	204	(1,804)	(550)	(28)	4	(574)
Loans receivable, net	(2,024)	1,919	(294)	(399)	(533)	(190)	7	(716)
Other interest-earning assets	(3)	(44)	(1)	(48)	6	42	3	51
Total interest income	(2,709)	614	(111)	(2,206)	(1,732)	(1,171)	197	(2,706)
Interest expense:
Savings accounts	(171)	69	(33)	(135)	(302)	4	(1)	(299)
Checking and money
market accounts
(interest-bearing and
non-interest bearing)	(119)	(15)	2	(132)	(284)	(8)	3	(289)
Certificate accounts	(771)	(460)	67	(1,164)	(471)	(281)	24	(728)
Total deposits	(1,061)	(406)	36	(1,431)	(1,057)	(285)	26	(1,316)
FHLB advances	(4)	(1)	1	(4)	(1)	(1)	-	(2)
Total interest expense	(1,065)	(407)	37	(1,435)	(1,058)	(286)	26	(1,318)
Increase (decrease) in net interest income	$(1,645)	$1,022	$(148)	$(771)	$(674)	$(885)	$171	$(1,388)

Comparison of Financial Condition at September 30, 2013 and September 30, 2012

At September 30, 2013, we had total assets of $607.9 million, as compared to $490.5 million at September 30, 2012, an increase of 23.9%. The primary reason for the $117.4 million increase in assets was the $77.7 million increase in cash and cash equivalents. The increase in such assets reflected the receipt of $145.7 million in subscription funds held in escrow at the Bank at September 30, 2013 from the second-step conversion stock offering, partially offset by a decrease of $28.6 million in deposits not including the funds held in escrow as a part of the stock offering.  Subsequent to September 30, 2013, we returned approximately $74.3 million in excess subscription funds.  Loans receivable increased to $306.5 million at September 30, 2013 from $260.7 million at September 30, 2012.  This increase was funded by the proceeds from sale of investment securities and mortgage-backed securities and cash and cash equivalents on hand. A majority of the loan growth consisted of the origination of single-family residential loans within our immediate market area.

Total liabilities increased to $548.0 million at September 30, 2013 from $430.7 million at September 30, 2012. The $117.3 million increase in total liabilities was primarily due to the receipt of funds held in escrow for the stock offering. Excluding the funds held in escrow, total deposits decreased $28.6 million, primarily due to our determination to let certain higher costing certificates of deposit run-off as part of our asset/liability management strategy. The deposit outflows experienced during the year were funded from cash and cash equivalents.

Total stockholders’ equity increased by $81,000 to $59.9 million at September 30, 2013 from $59.8 million at September 30, 2012. The increase was primarily due to the recognition of $1.8 million in earnings during the year ended September 30, 2013 as well as an increase of $901,000 in our equity associated with the Company’s stock benefit plans, offset by the decline in the market value of the remaining available for sale securities in the portfolio due to changes in market rates as of September 30, 2013.

Comparison of Operating Results for the Year Ended September 30, 2013 and September 30, 2012

General. For the year ended September 30, 2013, the Company recognized net income of $1.8 million, as compared to net income of $2.6 million for the fiscal year ended September 30, 2012.  The lower level of earnings for the year ended September 30, 2013 was primarily due to the reduced amount of gains on the sale of investment and mortgage-backed securities recognized during the 2013 periods as compared to the same periods in 2012.

Net Interest Income. For the year ended September 30, 2013, net interest income decreased $771,000 or 5.8% to $12.4 million as compared to $13.2 million for the same period in fiscal 2012. The decrease was due to a $2.2 million or 11.6% decrease in interest income partially offset by a $1.4 million or 24.8% decrease in interest expense.  The decrease in interest income resulted from a 36 basis point decrease  in the weighted average yield earned on interest-earning assets to 3.6% combined with a $13.2 million or 2.8% decrease in the average balance of interest-earning assets for the year ended September 30, 2013 as compared to fiscal year 2012.  The decrease in the weighted average yield earned was primarily due to the reinvestment at lower current market rates of the proceeds from called or sold investment and mortgage-backed securities as well as to the origination of new loans at lower current market rates of interest.  The decrease in the average balance reflected the use of cash and cash equivalents, including proceeds from the call, maturity or sale of investment and mortgage-backed securities, to fund the outflow of higher costing deposits, primarily certificates of deposit, as part of our asset/liability management strategy and interest rate risk management.  The decrease in interest expense resulted primarily from a 29 basis point decrease to 1.04% in the weighted average rate paid on interest-bearing liabilities, reflecting the continued repricing downward of interest-bearing liabilities during the fiscal year 2013 combined with a $15.3 million or 3.5% decrease in the average balance of interest-bearing liabilities, primarily certificates of deposit, during the year ended September 30, 2013, as compared to fiscal year 2012.  The decline in the weighted average rate paid reflected the continued effect of the low interest rate environment on our cost of funds as deposits re-priced downward as well as our continued implementation of our asset/liability strategies designed to reduce our use of higher costing certificates of deposit as a funding source.

Provision for Loan Losses. The Company recorded a recovery of loan losses of $500,000 during the year ended September 30, 2013, while the Company established a provision for loan losses of $725,000 for the year ended September 30, 2012.  No provisions for loan losses were deemed necessary for fiscal 2013 in part due to the recovery of previously charged off loan amounts of $1.1 million during the year ended September 30, 2013.  The Company believes that the current provision at September 30, 2013 is sufficient to cover all inherent and known losses associated with the loan portfolio at such date.  At September 30, 2013, the Company’s non-performing assets totaled $7.0 million or 1.2% of total assets as compared to $16.0 million or 3.3% of total assets at September 30, 2012.  Non-performing assets at September 30, 2013 included $6.6 million in non-performing loans consisting of $2.9 million of one-to four-family residential loans, $1.3 million of single-family residential investment properties and $2.4 million of commercial real estate loans.  Non-performing assets also included two one-to-four family residential real estate owned properties with an aggregate carrying value of $406,000.  The decrease in non-performing assets during the year ended September 30, 2013 was primarily due to the sale in January 2013 of a group of loans related to a condominium project located in Philadelphia in which the Bank was the lead lender and held a $9.2 million investment.  In connection with the closing of the loan sale, the Bank and the other loan participants extended a loan to an affiliate of the borrower, the proceeds of which were used to reduce the principal balance due on the project.  The Bank’s portion of such loan is approximately $1.3 million.  The new loan was classified as a troubled debt restructuring at the time of origination and is included in the $6.6 million of non-performing assets described above.  The new loan is performing in accordance with its terms.  The Bank did not incur any additional losses upon completion of the sale of the loans beyond the $968,000 loss already recognized in prior periods.

The allowance for loan losses totaled $2.4 million, or 0.8% of total loans and 35.5% of total non-performing loans at September 30, 2013 as compared to $1.9 million, or 0.7% of total loans and 13.4% of total non-performing loans at September 30, 2012.

Non-interest Income.  Non-interest income amounted to $1.8 million for the year ended September 30, 2013 compared to $3.1 million for the same period in fiscal 2012. The primary reason for the higher level of non-interest income in the 2012 periods related to the recognition of $2.1 million (pre-tax) in gains on sale of securities sold during the year ended September 30, 2012.

Non-interest Expense. For the year ended September 30, 2013, non-interest expense decreased $418,000 to $11.3 million compared to $11.7 million for fiscal year 2012. The decrease for the year ended September 30, 2013 was primarily due to decreases in salary and employee benefit expense and real estate owned expense resulting from Philadelphia real estate tax abatement refunds expensed in prior periods.

Income Tax Expense.  For the year ended September 30, 2013 we incurred income tax expense of $1.7 million as compared to $1.3 million for fiscal year 2012. Income tax expense for the year ended September 30, 2013 was adversely impacted by the decline in available unrealized capital gains resulting in an increase in the valuation allowance recognized in the 2012 and 2013 periods related to the deferred tax asset for the capital loss carryforward created in connection with the redemption in kind in 2008 of our entire investment in a mutual fund.  The valuation allowance related to the capital loss carryforward was increased during June 2013 by $154,000 to become fully reserved.  As a result, management believes that on an ongoing basis, the Company’s effective tax rate will have less volatility and be within a more normalized range.

Liquidity and Capital Resources

Liquidity is the ability to maintain cash flows that are adequate to fund operations and meet  other obligations on a timely and cost effective basis in various market conditions. The ability of the Company to meet its current financial obligations is a function of balance sheet structure, the ability to liquidate assets and the availability of alternative sources of funds. To meet the needs of the clients and manage the risk of the Company, the Company engages in liquidity planning and management.

Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At September 30, 2013, our cash and cash equivalents amounted to $159.0 million.  In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $41.8 million at September 30, 2013.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At September 30, 2013, we had certificates of deposit maturing within the next 12 months amounting to $139.2 million. We anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us unless we determine to lower rates to below competition in order to facilitate the reduction of higher cost deposits during periods when there is excess cash on hand or in order to satisfy our asset/liability goals.  There were no deposits as of September 30, 2013 requiring the pledging of collateral.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity requirements should the need arise.  Our borrowings consist solely of advances from the FHLB of Pittsburgh, of which we are a member.  Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances.  At September 30, 2013, we had $340,000 in outstanding FHLB advances and we had the ability to borrow up to $169.6 million in additional FHLB advances.  A borrowing line of credit has also been established with the Federal Reserve Bank of Philadelphia.  In addition, the Bank has the ability to generate brokered certificates of deposit.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Impact of Inflation and Changing Prices

The consolidated financial statements, accompanying notes, and related financial data of Prudential Bancorp presented in Item 8, Financial Statements and Supplementary Data, in Part II of this Annual Report on Form 10-K have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Exposure to Changes in Interest Rates

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring the Bank’s interest rate sensitivity “gap.”  An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2013, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2013, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 8.0% to 30.0%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 0.4% to 20.9%.  Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from an internal analysis of our accounts up to a maximum of ten years.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities	$3,946	$11,169	$8,756	$6,391	$97,208	$127,470
Loans receivable(2)	23,043	40,630	78,865	55,570	108,608	306,716
Other interest-earning assets (3)	157,495	-	-	-	-	157,495
Total interest-earning assets	$184,484	$51,799	$87,621	$61,961	$205,816	$591,681

Interest-bearing liabilities:
Savings accounts	147,993	5,386	10,599	9,720	49,917	223,615
Checking and money market accounts	3,809	11,428	22,776	17,142	46,206	101,361
Certificate accounts	36,272	68,718	60,208	49,100	-	214,298
FHLB advances	0	-	340	-	-	340
Real estate tax escrow accounts	1,480	-	-	-	-	1,480
Total interest-bearing liabilities	$189,554	$85,532	$93,923	$75,962	$96,123	$541,094

Interest-earning assets less interest-bearing liabilities	$(5,070)	$(33,733)	$(6,302)	$(14,001)	$109,693	$50,587

Cumulative interest-rate sensitivity gap(4)	$(5,070)	$(38,803)	$(45,105)	$(59,106)	$50,587

Cumulative interest-rate gap as a percentage of total assets at September 30, 2013	-0.83%	-6.38%	-7.42%	-9.72%	8.32%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2013	97.33%	85.89%	87.78%	86.72%	109.35%

(1)
Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans, gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.

(3)	Includes FHLB stock.

(4)	Interest-rate sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.  Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of September 30, 2013 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)

300	$43,405	$(37,240)	-46.18%	8.00%	-5.26%
200	$55,448	$(25,197)	-31.24%	9.84%	-3.42%
100	$68,409	$(12,236)	-15.17%	11.67%	-1.59%
Static	$80,645	$-	---	13.26%	---
(100)	$88,756	$8,111	10.06%	14.17%	0.91%
(200)	$88,687	$8,042	9.97%	13.98%	0.72%
(300)	$87,751	$7,106	8.81%	13.70%	0.44%

At September 30, 2012, the Company’s NPV was $78.3 million or 15.7% of the market value of assets.  Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $69.0 million or 11.9% of the market value of assets.  The change in the NPV ratio or Company’s sensitivity measure was a decrease of 102 basis points.

As is the case with the GAP Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  Accordingly, although the NPV model provides an indication of interest rate risk exposure at a particular point in time, such model is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Exposure to Changes in Interest Rates.”

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Prudential Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Prudential Bancorp, Inc. of Pennsylvania (now known as Prudential Bancorp, Inc.) and subsidiary as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity  and cash flows for the years then ended.  These consolidated financial statements are the responsibility of Prudential Bancorp, Inc. of Pennsylvania’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Prudential Bancorp, Inc. of Pennsylvania is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Prudential Bancorp, Inc. of Pennsylvania’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prudential Bancorp, Inc. of Pennsylvania and subsidiary as of September 30, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, A.C.

Wexford, Pennsylvania
December 20, 2013

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2013	2012
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$2,670	$3,001
Interest-bearing deposits	156,314	78,272

Total cash and cash equivalents	158,984	81,273

Investment and mortgage-backed securities available for sale (amortized cost—September 30, 2013, $43,744; September 30, 2012, $64,030)	41,781	65,975
Investment and mortgage-backed securities held to maturity (fair value— September 30, 2013, $80,582; September 30, 2012, $66,401)	83,732	63,110
Loans receivable—net of allowance for loan losses (September 30, 2013, $2,353; September 30, 2012, $1,881)	306,517	260,684
Accrued interest receivable	1,791	1,661
Real estate owned	406	1,972
Federal Home Loan Bank stock—at cost	1,181	2,239
Office properties and equipment—net	1,525	1,688
Bank owned life insurance	7,119	6,919
Deferred income taxes, net	1,306	2,749
Prepaid expenses and other assets	3,555	2,234
TOTAL ASSETS	$607,897	$490,504

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest-bearing	$3,474	$3,711
Interest-bearing	539,274	421,891
Total deposits	542,748	425,602
Advances from Federal Home Loan Bank	340	483
Accrued interest payable	1,666	2,382
Advances from borrowers for taxes and insurance	1,480	1,273
Accounts payable and accrued expenses	1,751	933

Total liabilities	547,985	430,673

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; issued 12,563,750; outstanding - 10,023,495 at September 30, 2013 and 2012	126	126
Additional paid-in capital	55,289	54,610
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(2,565)	(2,787)
Treasury stock, at cost: 2,540,255 shares at September 30, 2013 and 2012	(31,625)	(31,625)
Retained earnings (substantially restricted)	39,979	38,224
Accumulated other comprehensive (loss) income	(1,292)	1,283

Total stockholders’ equity	59,912	59,831

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$607,897	$490,504

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2013	2012

	(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest and fees on loans	$12,609	$13,008
Interest on mortgage-backed securities	1,922	3,726
Interest and dividends on investments	2,147	2,102
Interest on interest-bearing deposits	95	143

Total interest income	16,773	18,979

INTEREST EXPENSE:
Interest on deposits	4,344	5,775
Interest on borrowings	-	4

Total interest expense	4,344	5,779

NET INTEREST INCOME	12,429	13,200

(RECOVERIES) PROVISION FOR LOAN LOSSES	(500)	725

NET INTEREST INCOME AFTER (RECOVERIES) PROVISION FOR LOAN LOSSES	12,929	12,475

NON-INTEREST INCOME:
Gain on sale of mortgage-backed securities available for sale, net	868	2,122
Fees and other service charges	410	428

Total other-than-temporary impairment losses	(38)	(195)
Portion of loss recognized in other comprehensive income, before taxes	6	41
Net impairment losses recognized in earnings	(32)	(154)

Other	528	672

Total non-interest income	1,774	3,068

NON-INTEREST EXPENSES:
Salaries and employee benefits	5,823	5,953
Data processing	429	439
Professional services	927	985
Office occupancy	392	419
Depreciation	337	345
Payroll taxes	340	303
Director compensation	311	389
Federal Deposit Insurance Corporation premiums	624	654
Real estate owned expense	447	725
Other	1,620	1,456

Total non-interest expenses	11,250	11,668

INCOME BEFORE INCOME TAXES	3,453	3,875

INCOME TAXES:
Current (benefit) expense	(1,072)	321
Deferred expense	2,770	961

Total	1,698	1,282

NET INCOME	$1,755	$2,593

BASIC EARNINGS PER SHARE	$0.18	$0.27

DILUTED EARNINGS PER SHARE	$0.18	$0.27

DIVIDENDS PER SHARE	$0.00	$0.00

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	September 30,	September 30,
	2013	2012

	(Dollars in thousands)	(Dollars in thousands)
Net income	$1,755	$2,593

Unrealized holding (loss) gain on available-for-sale securities	(3,066)	498
Tax effect	1,042	(169)
Reclassification adjustment for net gains realized in net income	(868)	(2,122)
Tax effect	296	721
Reclassification adjustment for other than temporary impairment losses on debt securities	32	154
Tax effect	(11)	(52)
Total Other Comprehensive Loss Income	(2,575)	(970)

Comprehensive (Loss) Income	$(820)	$1,623

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Stock	Earnings	(Loss) Income	Equity
	(Dollars in Thousands)
BALANCE, OCTOBER 1, 2011	$126	$54,078	$(3,011)	$(31,625)	$35,631	$2,253	$57,452

Net income					2,593		2,593

Other comprehensive loss						(970)	(970)

Excess tax benefit from stock compensation plans		88					88

Stock option expense		220					220

Recognition and Retention Plan expense		326					326
ESOP shares committed to be released (16,965 shares)		(102)	224				122

BALANCE, September 30, 2012	126	54,610	(2,787)	(31,625)	38,224	1,283	59,831

Net income					1,755		1,755

Other comprehensive loss						(2,575)	(2,575)

Excess tax benefit from stock compensation plans		139					139

Stock option expense		231					231

Recognition and Retention Plan expense		347					347

ESOP shares committed to be released (16,965 shares)		(38)	222				184

BALANCE, September 30, 2013	126	55,289	(2,565)	(31,625)	39,979	(1,292)	59,912

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2013	2012
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$1,755	$2,593
Adjustments to reconcile net income to net cash provided by
operating activities:
(Recoveries) Provision for loan losses	(500)	725
Depreciation	337	345
Net accretion of premiums/discounts	(540)	(321)
Income from bank owned life insurance	(200)	(469)
Accretion of deferred loan fees	11	(338)
Compensation expense of ESOP	184	122
Loss on sale of real estate owned	3	123
Gain on sale of invesmt and mortgage-backed securities	(868)	(2,122)
Impairment charge on investment and mortgage-backed securities	32	154
Impairment charge on real estate owned	306	210
Share-based compensation expense	717	634
Deferred income tax expense	2,770	961
Excess tax benefit related to stock compensation	(139)	(88)
Changes in assets and liabilities which (used) provided cash:
Accounts payable and accrued expenses	818	(1,058)
Accrued interest payable	(716)	(38)
Prepaid expenses and other assets	(1,321)	248
Accrued interest receivable	(130)	365
Net cash provided by operating activities	2,519	2,046
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(36,488)	(58,438)
Purchase of investment and mortgage-backed securities available for sale	(16,955)	(35,822)
Principal collected on loans	48,581	53,302
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	15,892	104,321
Available for sale	22,439	24,351
Loans originated or acquired	(103,447)	(74,085)
Proceeds from redemption of Federal Home Loan Bank stock	1,058	648
Proceeds from sale of mortgage-backed securities	16,158	21,650
Proceeds from sale of real estate owned	1,539	186
Proceeds from sale of loans	9,240	-
Purchase of bank owned life insurance	-	(1,147)
Proceeds from bank owned life insurance claim	-	877
Purchases of equipment	(174)	(217)
Net cash (used in) provided by investing activities	(42,157)	35,626
FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts,
and savings accounts	4,587	(1,589)
Funds held in escrow related to Second-step Offering	145,675	-
Net decrease in certificates of deposit	(33,116)	(8,823)
Repayment of borrowing from Federal Home Loan Bank	(143)	(87)
Increase in advances from borrowers for taxes
and insurance	207	183
Excess tax benefit related to stock compensation	139	88
Net cash provided by (used in) in financing activities	117,349	(10,228)
NET INCREASE IN CASH AND
CASH EQUIVALENTS	77,711	27,444

CASH AND CASH EQUIVALENTS—Beginning of year	81,273	53,829

CASH AND CASH EQUIVALENTS—End of year	$158,984	$81,273
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$5,060	$5,817

Income taxes paid	$-	$1,405

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$282	$223

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Prudential Bancorp, Inc. (the “Company”) is a Pennsylvania corporation that was incorporated in June 2013 to be the successor corporation of Prudential Bancorp, Inc. of Pennsylvania (“Old Prudential Bancorp”), the former stock holding company for Prudential Savings Bank (the “Bank”), which is a Pennsylvania-chartered , FDIC-insured savings bank with seven full service branches in the Philadelphia area.  As of September 30, 2013, the Company was in organization and had not commenced operations, accordingly, the financial statements included herein are of Old Prudential Bancorp.  The Bank’s primary federal banking regulator is the Federal Deposit Insurance Corporation.  The  Bank is principally in the business of attracting deposits from its community through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single-family residential loans. The Bank’s sole subsidiary as of September 30, 2013 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered company established to hold certain investments.  As of September 30, 2013, PSB had assets of $110.6 million primarily consisting of investment and mortgage-backed securities.

The Company’s primary market area is Philadelphia, in particular South Philadelphia and Center City, as well as Delaware County.  The Company also conducts business in Bucks, Chester and Montgomery Counties which, along with Delaware County, comprise the suburbs of Philadelphia.  We also make loans in contiguous counties in southern New Jersey.

Prudential Mutual Holding Company (the “MHC”), a Pennsylvania corporation, was the mutual holding company parent of Old Prudential Bancorp. As of September 30, 2013, Prudential Mutual Holding Company owned 74.6% (7,478,062 shares) of Old Prudential Bancorp outstanding common stock. In addition to the 6,910,062 shares of Old Prudential Bancorp received in connection with the reorganization in September 2005, the MHC was concurrently therewith initially capitalized with $100,000 in cash from the Bank. Subsequent to the completion of the reorganization, the MHC has purchased 568,000 shares of Old Prudential Bancorp’s common stock from other shareholders.

The mutual-to-stock conversion was completed on October 9, 2013. In connection with the conversion, the Company issued an aggregate of 9,544,809 shares of common stock through a public offering and the conversion of Old Prudential Bancorp’s common stock owned by the public which was  exchanged for  0.9442 shares of the Company’s  common stock. Share amounts and per share data in the consolidated financial statements and notes to consolidated financial statements have not been adjusted to reflect the exchange.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation –The accompanying consolidated financial statements include the accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions in the Company’s financial statements are recorded in the allowance for loan losses, the fair value of financial instruments, other than temporary impairment of securities and valuation of deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with original maturities of less than 90 days.

Investment Securities and Mortgage-Backed Securities—The Company classifies and accounts for debt and equity securities as follows:

Held to Maturity—Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

Available for Sale—Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability and the yield of alternative investments, are classified as available for sale. These assets are carried at fair value. Fair value is determined using public market prices, dealer quotes, and prices obtained from independent pricing services that may be derivable from observable and unobservable market inputs. Unrealized gains and losses are excluded from earnings and are reported net of tax as a separate component of stockholders’ equity until realized. Realized gains or losses on the sale of investment and mortgage-backed securities are reported in earnings as of the trade date and determined using the adjusted cost of the specific security sold.

Other-than-temporary impairment —Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, the Company performs an evaluation of the specific events attributable to the market decline of the security. The Company considers the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. The Company also considers as part of the evaluation its intention whether or not to sell the security until its market value has recovered to a level at least equal to the amortized cost. When the Company determines that a security’s unrealized loss is other-than-temporary, a realized loss is recognized in the period in which the decline in value is determined to be other-than-temporary. The write-down is measured based on public market prices of the security at the time the Company determines the decline in value was other-than-temporary.

Loans Receivable— Lending consists of various loan types including single-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans, and consumer loans and are stated at their unpaid principal balances net of unamortized net fees/costs.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off  are reported at their outstanding unpaid principal balance adjusted for unearned income, the allowance for loan losses and any unamortized deferred fees or costs.

Loan Origination and Commitment Fees—The Company defers loan origination and commitment fees, net of certain direct loan origination costs. The balance is accreted into income as a yield adjustment over the life of the loan using the level-yield method.

Interest on Loans—The Company recognizes interest on loans on the accrual basis. Income recognition is discontinued when a loan becomes 90 days or more delinquent. Any interest previously accrued is deducted from interest income. Such interest ultimately collected is credited to income when loans are no longer 90 days or more delinquent.

Allowance for Loan Losses—  The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio as of the Consolidated Statement of Financial Condition date.  The allowance method is used in providing for loan losses.  Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it.  The allowance for loan losses is established through a provision for loan losses charged to operations.  The provision for loan losses is based on management’s periodic evaluation of individual loans, economic factors, past loan loss experience, changes in the composition and volume of the portfolio, and other relevant factors.  The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to changes in the near term.

Impaired loans are loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreements.  The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications.  Factors considered by management in determining impairment include payment status and collateral value.  The amount of impairment for impaired loans is determined by the difference between the present value of the expected cash flows related to the loans, using the original interest rate, and their recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans.  When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Mortgage loans and consumer loans are comprised of large groups of smaller balance homogeneous loans which are evaluated for impairment collectively.  Loans that experience insignificant payment delays, which are defined as less than 90 days, generally are not classified as impaired.  Management determines the significance of payment delays on a case-by-case basis taking into consideration all of the circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.

Real Estate Owned—Real estate acquired through, or in lieu of, loan foreclosure is initially recorded at the lower of book value or the estimated fair value at the date of acquisition, less estimated selling costs, establishing a new cost basis. Costs related to the development and improvement of real estate owned properties are capitalized and those relating to holding the properties are charged to expense.  After foreclosure, a valuation is periodically performed by management and a write-down is recorded, if necessary, by a charge to operations if the carrying value of a property exceeds its estimated fair value less estimated costs to sell.

Federal Home Loan Bank of Pittsburgh (“FHLB”) Stock – FHLB stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration.

The Company is a member of the Federal Home Loan Bank of Pittsburgh and as such, is required to maintain a minimum investment in stock of the Federal Home Loan Bank that varies with the level of advances outstanding with the Federal Home Loan Bank.  The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the Federal Home Loan Bank; and (d) the liquidity position of the Federal Home Loan Bank.

The Federal Home Loan Bank reported net income for years ended 2012, 2011 and 2010, returned to paying quarterly dividends in 2012 and had their Aaa bond rating affirmed by Moody’s and AA+ rating affirmed by Standard and Poor’s during 2013.With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2013 or 2012.

Office Properties and Equipment—Land is carried at cost. Office properties and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the expected useful lives of the assets. The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterments are capitalized and depreciated over their useful lives.

Cash Surrender Value of Life Insurance—The Company funds the policy premiums for the lives of certain officers and directors of the Bank. The Bank owned life insurance policies (“BOLI”) provide an attractive tax-exempt return to the Company and is being used by the Company to fund various employee benefit plans.  The BOLI is recorded at its cash surrender value.

Dividend Payable – Upon declaration of a dividend, a payable is established with a corresponding reduction to retained earnings at the declaration date.  There was no dividend payable as of September 30, 2013.

Employee Stock Ownership Plan – The Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. In 2005, the ESOP purchased  452,295 shares of the Company’s common stock on the open market for approximately $4.5 million with a loan from the Company.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants as the loan is repaid. Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants in the ESOP. As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is recorded to equity as an adjustment to additional paid-in capital.

Share-Based Compensation – The Company accounts for stock-based compensation issued to employees, directors, and where appropriate non-employees, in accordance with U.S. GAAP.  Under fair value provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period using the straight-line method.  The amount of stock-based compensation recognized at any date must at least equal the portion of the grant date fair value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method.  Determining the fair value of stock-based awards at the date of grant requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s Consolidated Financial Statements. See Note 12 of the Notes to Consolidated Financial Statements for additional information regarding stock-based compensation.

Treasury Stock – Common stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.  The average cost per share of the approximately 2.5 million shares which have been repurchased by the Company was $12.45 for purchases through September 30, 2013.  The repurchased shares held by the Company are available for general corporate purposes.  As of September 30, 2013, the MHC had purchased 568,000 shares at an average cost of $10.30 per share. As of September 30, 2013, 7,478,062 shares were owned by the MHC and 2,540,255 shares had been repurchased by the Company and held as treasury stock which results in 2,545,433 shares being owned by public shareholders.

Comprehensive Income—The Company presents in the consolidated statement of  comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity.  For the years ended September 30, 2013 and 2012, the only components of comprehensive income were net income, unrealized holding (loss) gains, net of income tax (benefit) expense, on available for sale securities and reclassifications related to realized gains on sale of securities recognized in earnings, net of tax and realized losses due to other than temporary impairment, net of tax.  Reclassifications are made to avoid double counting in comprehensive income items which are displayed as part of net income for the period.

Income Taxes—  The Company records deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expense will not be required in future periods.

In evaluating the Company’s ability to recover deferred tax assets, management considers all available positive and negative evidence, including past operating results and forecast of future taxable income.  In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require us to make judgments about future taxable income and are consistent with the plans and estimates the Company uses to manage the business.  Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets.  An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—The Company recognizes the financial and servicing assets it controls and the liabilities it has incurred, and will derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Servicing assets and other retained interests in the transferred assets are measured by allocating the previous carrying amount between the asset sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer.

Advertising Costs—Advertising costs are expensed as incurred.  The Company recognized advertising expense of $335,000 and $275,000 for the years ended September 30, 2013 and 2012, respectively.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on their source and the income statement line items affected by the reclassification. The new requirements took effect for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013. The effect of adopting this standard increased our disclosure presented in note 4.

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The ASU requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors as well as any additional amount that the entity expects to pay on behalf of its co-obligors. The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In April 2013, the  FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this ASU are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Entities that use the liquidation basis of accounting as of the effective date in accordance with other Topics (for example, terminating employee benefit plans) are not required to apply the amendments. Instead, those entities should continue to apply the guidance in those other Topics until they have completed liquidation.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this  ASU affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: 1. Change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company. 2. Require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting. 3. Require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this ASU are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This ASU is not expected to have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  This ASU did not have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

3.           EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding and common share equivalents (“CSEs”) that would arise from the exercise of dilutive securities.

The calculated basic and diluted earnings per share are as follows:

	Year Ended September 30,
	2013		2012
	(Dollars in Thousands Except Per Share Data)
	Basic	Diluted	Basic	Diluted

Net income	$1,755	$1,755	$2,593	$2,593

Weighted average shares outstanding	9,657,507	9,657,507	9,599,222	9,599,222

Effect of CSEs	-	110,593	-	24,524

Adjusted weighted average shares used in earnings per share computation	9,657,507	9,768,100	9,599,222	9,623,746

Earnings per share - basic and diluted	$0.18	$0.18	$0.27	$0.27

Options to purchase 406,000 shares and 442,400 shares of common stock at an exercise price greater than the current market value were outstanding at September 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The exercise price for the stock options representing the anti-dilutive shares ranged from $8.30 to $11.17, at 2013 and $7.25 to $11.17 at 2012.

4.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the year ended September 30, 2013:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of October 1, 2012	$1,283
Other comprehensive loss before reclassification	(2,024)
Amount reclassified from accumulated other comprehensive income	(551)
Total other comprehensive loss	(2,575)
Balance as of September 30, 2013	$(1,292)

(a) All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the year ended September 30, 2013:

Amount Reclassified
	from Accumulated	Affected Line Item in
	Other	the Statement Where
	Comprehensive	Net Income is
Details about other comprehensive income	Income (Loss) (a)	Presented

Unrealized gains on available for sale securities
	$868	Gain on sale of mortgage-backed securities available for sale
	(296)	Income taxes
	(32)	Net impairment losses recognized in earnings
	11	Income taxes
	$551	Net of tax

(a) Amounts in parentheses indicate debits to net income.

5.            INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,986	$-	$(1,727)	$17,259
Mortgage-backed securities - U.S. government agencies	21,433	230	(704)	20,959
Mortgage-backed securities - non-agency	3,319	301	(90)	3,530
Total debt securities available for sale	43,738	531	(2,521)	41,748

FHLMC preferred stock	6	27	-	33

Total securities available for sale	$43,744	$558	$(2,521)	$41,781

Securities Held to Maturity:
U.S. government and agency obligations	$66,934	$559	$(4,855)	$62,638
Mortgage-backed securities - U.S. government agencies	16,798	1,222	(76)	17,944

Total securities held to maturity	$83,732	$1,781	$(4,931)	$80,582

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$13,994	$110	$(1)	$14,103
Mortgage-backed securities - U.S. government agencies	45,722	2,040	-	47,762
Mortgage-backed securities - non-agency	4,308	137	(342)	4,103
Total debt securities	64,024	2,287	(343)	65,968

FHLMC preferred stock	6	1	-	7

Total securities available for sale	$64,030	$2,288	$(343)	$65,975

Securities Held to Maturity:
U.S. government and agency obligations	$44,475	$1,333	$(9)	$45,799
Mortgage-backed securities - U.S. government agencies	18,635	1,967	-	20,602

Total securities held to maturity	$63,110	$3,300	$(9)	$66,401

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2013:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
			(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(1,727)	$17,259	$-	$-	$(1,727)	$17,259
Mortgage-backed securities -U.S. government agency	(704)	17,449	-	-	(704)	17,449
Mortgage-backed securities - non-agency	(10)	415	(80)	460	(90)	875

Total securities available for sale	$(2,441)	$35,123	$(80)	$460	$(2,521)	$35,583

Securities Held to Maturity:
U.S. government and agency obligations	$(3,817)	$40,126	$(1,037)	$9,956	$(4,854)	$50,082
Mortgage-backed securities -U.S. government agency	(76)	5,253	-	-	(76)	5,253

Total securities held to maturity	$(3,893)	$45,379	$(1,037)	$9,956	$(4,930)	$55,335

Total	$(6,334)	$80,502	$(1,117)	$10,416	$(7,451)	$90,918

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least once per quarter, and more frequently when economic or market conditions warrant such evaluation.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of the security has been less than cost, and the near-term prospects of the issuer.

Management has reviewed its investment securities and determined that for the year ended September 30, 2013, unrealized losses of $38,000 on a pre-tax basis for certain securities in the non-agency mortgage-backed portfolio classified as available for sale were deemed other than temporarily impaired.

The Company assesses whether the credit loss existed by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The Company bifurcates the OTTI impact on impaired securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI with the amortized cost basis of the debt security.  The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discount rate equal to the effective yield of the security.  The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss.  The fair market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from the open market and other sources as appropriate for the security.  The difference between the fair market value and the security’s remaining amortized cost is recognized in other comprehensive income.

The following is a rollforward for the year ended September 30, 2013 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded OTTI charges through earnings and other comprehensive income.

(Dollars in Thousands)
Credit component of OTTI as of October 1, 2012	$2,103

Additions for credit-related OTTI charges on previously unimpaired securities	-

Reductions for securities liquidated	(542)

Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	38

Credit component of OTTI as of September 30, 2013	$1,599

U.S. Government and agency obligations - The Company’s investments reflected in the tables above in U.S. Government sponsored enterprise notes consist of debt obligations of the FHLB and Federal Farm Credit System (“FFCS”).  These securities are typically rated AAA by one of the internationally recognized credit rating services.  At September 30, 2013, U.S. Government and agency obligations in a gross unrealized loss position for more than twelve months consisted of three securities having an aggregate depreciation of $859,000 or 10.6% from the Company’s amortized cost basis.  There were 25 securities in a gross unrealized loss position for less than twelve months having an aggregate depreciation of $5.7 million or 9.7% from the Company’s amortized cost basis.  The unrealized losses on these debt securities relates principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows.  In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company anticipates it will recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

U.S. government agency issued mortgage-backed securities — At September 30, 2013, the gross unrealized loss in U.S. government agency issued mortgage-backed securities in the category of experiencing a gross unrealized loss for less than 12 months was $704,000 or 3.88% from the Company’s amortized cost basis and consisted of ten securities. There were no securities in a gross unrealized loss position in the category of experiencing a gross unrealized loss for more than 12 months at September 30, 2013. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. The U.S. Department of the Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities issued or guaranteed by Fannie Mae and Freddie Mac. The preferred stock agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities.

Mortgage-backed securities non-agency - This portfolio was acquired through the redemption-in-kind during 2008 of an investment in a mutual fund and includes 55 collateralized mortgage obligations (“CMO”) and mortgage-backed securities issued by large commercial financial institutions. For the year ended September 30, 2013, management recognized an OTTI charge related to a portion of the portfolio securities in the amount of $38,000 on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during recent periods to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of securities with underlying collateral consisting of Alt-A loans and those collateralized by home equity lines of credit and other receivables as well as whole loans with more significant exposure to depressed real estate markets in the United States.  For the overall portfolio of the securities, there was exposure to the declining real estate markets such as California, Nevada, Arizona and Florida and consequently, an additional OTTI charge was deemed to be warranted as of September 30, 2013. Of the recorded charge, a total of $32,000 was concluded to be credit related and recognized currently in earnings and $6,000 was concluded to be attributable to other factors and recognized in accumulated other comprehensive (loss) income.

As of September 30, 2013, with the exception of securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and the decline in value was attributed to the illiquidity in the financial markets.  With respect to the $90,000 in gross unrealized losses related to this part of the portfolio, seven securities had been in a loss position for longer than 12 months while six securities had been in a loss position for less than 12 months.  However, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2012:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
			(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(1)	$2,999	$-	$-	$(1)	$2,999
Mortgage-backed securities - non-agency	(21)	144	(321)	2,343	(342)	2,487

Total securities available for sale	$(22)	$3,143	$(321)	$2,343	$(343)	$5,486

Securities Held to Maturity:
U.S. government and agency obligations	$(9)	$10,982	$-	$-	$(9)	$10,982

Total securities held to maturity	$(9)	$10,982	$-	$-	$(9)	$10,982

Total	$(31)	$14,125	$(321)	$2,343	$(352)	$16,468

Management has reviewed its investment securities and determined that for the year ended September 30, 2012, unrealized losses of $195,000 on a pre-tax basis for certain securities in the non-agency mortgage-backed portfolio classified as available for sale were deemed other than temporarily impaired.

The amortized cost and estimated fair value of U.S. government and  agency obligations by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because of call provisions in the securities.  Mortgage-backed securities were not included as the contractual maturity therefore is generally irrelevant due to the borrowers’ right to prepay without pre-payment penalty which results in significant prepayments.

	September 30, 2013
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$2,000	$2,009	$-	$-
Due after one through five years	-	-	-	-
Due after five through ten years	12,497	12,293	1,999	1,902
Due after ten years	52,437	48,336	16,987	15,357

Total	$66,934	$62,638	$18,986	$17,259

For the years ended September 30, 2013 and 2012, the Company realized gross gains of $868,000 and $2.1 million, respectively, and gross proceeds from the sale of investment and mortgage-backed securities of $16.1 and $21.6 million, respectively.

6.           LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,
	2013	2012
	(Dollars in Thousands)
One-to four-family residential	$270,791	$222,793
Multi-family residential	5,716	5,051
Commercial real estate	19,506	19,333
Construction and land development	11,356	14,873
Commercial business	588	632
Consumer	438	523

Total loans	308,395	263,205

Undisbursed portion of loans-in-process	(1,676)	(1,629)
Deferred loan costs	2,151	989
Allowance for loan losses	(2,353)	(1,881)

Net loans	$306,517	$260,684

The Company originates loans to customers located primarily in its local market area. The ultimate repayment of these loans at September 30, 2013 and 2012 is dependent, to a certain degree, on the local economy and real estate market.

The following table summarizes the loans individually evaluated for impairment by loan segment at September 30, 2013:

	One- to four- family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$10,754	$383	$2,776	$1,205	$-	$-	$15,118
Collectively evaluated for impairment	260,037	5,333	16,730	10,151	588	438	293,277
Total loans	$270,791	$5,716	$19,506	$11,356	$588	$438	$308,395

The following table summarizes the loans individually evaluated for impairment by loan segment at September 30, 2012:

	One- to four- family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$25,440	$916	$1,679	$2,573	$-	$-	$30,608
Collectively evaluated for impairment	197,353	4,135	17,654	12,300	632	523	$232,597
Total loans	$222,793	$5,051	$19,333	$14,873	$632	$523	$263,205

The loan portfolio is segmented at a level that allows management to monitor risk and performance.  Management evaluates all loans classified as substandard or lower and loans delinquent 90 plus days for potential impairment.  Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

Once the determination is made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is generally measured by comparing the recorded investment in the loan to the fair value of the loan using one of the following three methods:  (a) the present value of the expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. Management primarily utilizes the fair value of collateral method as a practically expedient alternative.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2013:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$10,754	$10,754	$10,754
Multi-family residential	-	-	383	383	383
Commercial real estate	-	-	2,776	2,776	2,776
Construction and land development	-	-	1,205	1,205	1,205
Total Loans	$-	$-	$15,118	$15,118	$15,118

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2012:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$25,440	$25,440	$25,440
Multi-family residential	-	-	916	916	916
Commercial real estate	-	-	1,679	1,679	1,679
Construction and land development	-	-	2,573	2,573	2,573
Total Loans	$-	$-	$30,608	$30,608	$30,608

The following table presents the average investment in impaired loans and related interest income recognized for the periods indicated:

	September 30, 2013
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$13,308	$400	$82
Multi-family residential	647	46	-
Commercial Real Estate	5,063	218	33
Construction and Land Development	1,518	108	-
Total	$20,536	$772	$115

	September 30, 2012
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$14,232	$608	$406
Multi-family residential	394	46
Commercial Real Estate	1,913	54
Construction and Land Development	4,995	122	-
Total	$21,534	$830	$406

Federal banking regulations and our policies require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated an internal asset classification system, consistent with Federal banking regulations, as a part of the credit monitoring system. Management currently classifies problem and potential problem assets as “special mention,” “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

The following table presents the classes of the loan portfolio in which a formal risk weighting system is utilized summarized by the aggregate “Pass” and the criticized category of “special mention”, and the classified categories of “substandard” and “doubtful” within the Company’s risk rating system.  The Company had no loans classified as “loss” at the dates presented.

	September 30, 2013
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
Multi-family residential	$5,333	$-	$383	$-	$5,716
Commercial real estate	15,273	1,457	2,776	-	19,506
Construction and land development	2,633	7,518	1,205	-	11,356
Commercial business	588	-	-	-	588
Total Loans	$23,827	$8,975	$4,364	$-	$37,166

	September 30, 2012
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
Multi-family residential	$4,135	$-	$916	$-	$5,051
Commercial real estate	17,654	-	1,679	-	19,333
Construction and land development	12,300	-	2,573	-	14,873
Commercial business	632	-	-	-	632
Total Loans	$34,721	$-	$5,168	$-	$39,889

The following table presents loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status:

	September 30, 2013
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$266,532	$4,259	$270,791
Consumer	438	-	438
Total Loans	$266,970	$4,259	$271,229

	September 30, 2012
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$209,889	$12,904	$222,793
Consumer	523	-	523
Total Loans	$210,412	$12,904	$223,316

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	September 30, 2013
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$264,272	$3,589	$2,930	$-	$3,589	$270,791	$4,259
Multi-family residential	5,716	-	-	-	-	5,716	-
Commercial real estate	18,686	355	465	-	355	19,506	2,375
Construction and land development	11,356	-	-	-	-	11,356	-
Commercial business	588	-	-	-	-	588	-
Consumer	437	1	-	-	1	438	-
Total Loans	$301,055	$3,945	$3,395	$-	$3,945	$308,395	$6,634

	September 30, 2012
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$217,061	$1,108	$4,624	$-	$1,108	$222,793	$12,904
Multi-family residential	5,051	-	-	-	-	5,051	-
Commercial real estate	18,859	233	241	-	233	19,333	597
Construction and land development	14,356	-	517	-	-	14,873	517
Commercial business	632	-	-	-	-	632	-
Consumer	522	1	-	-	1	523	-
Total Loans	$256,481	$1,342	$5,382	$-	$1,342	$263,205	$14,018

The allowance for loan losses is established through a provision for loan losses charged to expense.  The Company maintains the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date.  Management reviews the allowance for loan losses no less than quarterly in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio in view of these inherent losses.  For each primary type of loan, a loss factor is established reflecting an estimate of the known and inherent losses in such loan type using both a quantitative analysis as well as consideration of qualitative factors.  The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

Commercial real estate loans entail significant additional credit risks compared to one-to four-family residential mortgage loans, as they generally involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is also the primary occupant, and thus may be subject to a greater extent to the effects of adverse conditions in the real estate market and in the economy in general. Commercial business loans typically involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements.  These events may adversely affect the borrower and the value of the collateral property.

The following table summarizes the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2013 and 2012.  Activity in the allowance is presented for the years ended September 30, 2013 and 2012:

	September 30, 2013
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2012	$830	$7	$125	$745	$3	$1	$170	$1,881
Charge-offs	(154)	-	-	-	-	-	-	(154)
Recoveries	227	-	-	899	-	-	-	1,126
Provision	481	15	(55)	(991)	1	1	48	(500)
ALLL balance at September 30, 2013	$1,384	$22	$70	$653	$4	$2	$218	$2,353

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,384	22	70	653	4	2	218	2,353

	September 30, 2012
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2011	$1,651	$7	$221	$1,481	$3	$1	$-	$3,364
Charge-offs	(1,905)	-	-	(303)	-	-	-	(2,208)
Recoveries	-	-	-	-	-	-	-	-
Provision	1,084	-	(96)	(433)	-	-	170	725
ALLL balance at September 30, 2012	$830	$7	$125	$745	$3	$1	$170	$1,881

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	830	7	125	745	3	1	170	1,881

The Company recorded a recovery for loan losses of $500,000 for the year ended September 30, 2013, as compared to establishing a provision for loan losses of $725,000 for the year ended September 30, 2012. No provisions for loan losses were deemed necessary for the fiscal 2013 period in part due to the recovery of previously charged off loan amounts aggregating  $1.1 million during the year ended September 30, 2013.  The Company believes that the allowance for loan losses at September 30, 2013 is sufficient to cover all inherent and known losses associated with the loan portfolio at such date.  At September 30, 2013, the Company’s non-performing assets totaled $7.0 million or 1.2% of total assets as compared to $16.0 million or 3.3% of total assets at September 30, 2012. Non-performing assets at September 30, 2013 included $6.6 million in non-performing loans consisting of $2.9 million of one-to four-family residential loans, $1.3 million of single-family residential investment properties and $2.4 million of commercial real estate loans.  Non-performing assets also included two one-to-four family residential real estate owned properties with an aggregate carrying value of $406,000.  The decrease in non-performing assets during the year ended September 30, 2013 was primarily due to the sale in January 2013 of a group of loans related to a 133 unit condominium project located in Philadelphia in which the Bank was the lead lender and held a $9.2 million investment. In connection with the closing of the loan sale, the Bank and the other loan participants extended a loan to an affiliate of the borrower, the proceeds of which were used to reduce the principal balance due on the project. The Bank’s portion of such loan is approximately $1.3 million. The new loan is being reported as a troubled debt restructuring for the year ended September 30, 2013.  The Bank did not incur any additional losses upon completion of the sale of the loans beyond the $968,000 loss already recognized in prior periods.

Management will continue to monitor and modify the allowance for loan losses as conditions dictate.  No assurances can be given that the level of allowance for loan losses will cover all of the inherent losses on the loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

At September 30, 2013, the Company had one one-to four-family residential loan in the amount of $157,000 and five commercial real estate loans aggregating to $1.9 million classified as troubled debt restructurings.  All of the troubled debt restructurings involved changes in the interest rates on the loans; no debt was forgiven.  At September 30, 2013, the troubled debt restructurings were performing in accordance with the modified terms.  However, they are on non-accrual.

The following tables set forth a summary of the TDR activity for the twelve months ended September 30, 2013 and 2012:

	As of and for the Twelve Months Ended September 30, 2013

	Restructured Current Period			TDR’s that Defaulted in the Current Period that were Restructured in Prior Period
(amount in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment

One-to four- family	1	$157	$157	-	$-
Commerical real estate	5	1,910	1,910	-	-
	6	$2,067	$2,067	-	$-

There were no troubled debt restructuring modifications approved during the year ended September 30, 2012.

7.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classifications as follows:

	September 30,
	2013	2012
	(Dollars in Thousands)

Land	$247	$247
Buildings and improvements	2,565	2,565
Furniture and equipment	2,297	3,695
Automobiles	135	135

Total	5,244	6,642
Accumulated depreciation	(3,719)	(4,954)

Total office properties and equipment, net of accumulated depreciation	$1,525	$1,688

For the years ended September 30, 2013 and 2012, depreciation expense amounted to $337,000 and $345,000, respectively.  During 2013, the Company disposed of $1.6 million of fully depreciated assets no longer in use.

8.        DEPOSITS

Deposits consist of the following major classifications:

	September 30,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Money market deposit accounts	$65,298	12.0%	$69,735	16.4%
Interest-bearing checking accounts	36,063	6.6	33,659	7.9
Non-interest-bearing checking accounts	3,474	0.6	3,711	0.9
Passbook, club and statement savings (1)	223,615	41.3	71,083	16.7
Certificates maturing in six months or less	65,831	12.1	71,173	16.7
Certificates maturing in more than six months	148,467	27.4	176,241	41.4

Total	$542,748	100.0%	$425,602	100.0%

(1) Includes $145.7 million of funds held in escrow at September 30, 2013 from the Company's Second-step Offering.

The amount of scheduled maturities of certificate accounts was as follows:

September 30, 2013
(Dollars in Thousands)

One year or less	$104,864
One through two years	34,237
Two through three years	25,960
Three through four years	20,478
Four through five years	28,759

Total	$214,298

Certificates of deposit of $100,000 or more at September 30, 2013 and 2012 totaled $78.7 million and $96.2 million, respectively.

Interest expense on deposits was comprised of the following:

	Year Ended September 30,
	2013	2012
	(Dollars in Thousands)
Checking and money market deposit accounts	$358	$490
Passbook, club and statement savings accounts	265	401
Certificate accounts	3,721	4,884
Total	$4,344	$5,775

9.        ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB totaled $340,000 and $483,000 at September 30, 2013 and 2012, respectively.  These advances were obtained in connection with the Bank’s participation in a community housing program and range in maturity from fiscal years 2012 through 2015.

The advances held by the Bank are collateralized by all of the Bank’s holdings of FHLB stock, U.S. government and agency investment securities and substantially all qualifying first mortgage loans held by the Bank.  At September 30, 2013, the Bank had the ability to obtain $169.6 million of additional FHLB advances.

10.	INCOME TAXES

The Company files a consolidated federal income tax return. The Company uses the specific charge-off method for computing reserves for bad debts. Generally this method allows the Company to deduct an annual addition to the reserve for bad debt equal to its net charge-offs.

The provision for income taxes for the years ended September 30, 2013 and 2012 consists of the following:

	Year Ended September 30,
	2013	2012
	(Dollars in Thousands)

Current:
Federal (benefit) expense	$(1,072)	$321
Total current taxes	(1,072)	321

Deferred income tax expense	2,770	961
Total income tax provision	$1,698	$1,282

Items that gave rise to significant portions of deferred income taxes are as follows:

	September 30,
	2013	2012
	(Dollars in Thousands)
Deferred tax assets:
Deposit premium	$-	$20
Allowance for loan losses	1,037	2,302
Real estate owned expenses	-	301
Non-accrual interest	125	196
Accrued vacation	86	95
Capital loss carryforward	1,423	1,262
Impairment loss	1,117	1,562
Post-retirement benefit plans	136	135
Split dollar life insurance	21	22
Unrealized losses on available for sale securities	666	-
Employee benefit plans	455	386
Total deferred tax assets	5,066	6,281
Valuation allowance	(2,540)	(2,046)
Total deferred tax assets, net of valuation allowance	2,526	4,235

Deferred tax liabilities:
Unrealized gain on available for sale securities	-	661
Property	461	526
Deferred loan fees	759	299
Total deferred tax liabilities	1,220	1,486
Net deferred tax asset	$1,306	$2,749

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The tax deduction generated by the redemption of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period which expires beginning in 2013. The valuation allowance totaled $2.5 million at September 30, 2013.  The gross deferred tax assets related to impairment losses and capital loss carryforwards decreased in the aggregate by $284,000 during the year ended September 30, 2013, primarily due to the sale of available-for-sale securities during the period.  In addition, the Company determined to increase the valuation allowance by $494,000 due to declines to the value of available-for-sale investment securities. As a result of the increased valuation allowance, management believes that on an ongoing basis, our effective tax rate will have less volatility and be within a more normalized range.

The income tax expense differs from that computed at the statutory federal corporate tax rate as follows:

	Year Ended September 30,
	2013		2012
		Percentage		Percentage
		of Pretax		of Pretax
	Amount	Income	Amount	Income (Loss)
	(Dollars in Thousands)
Tax at statutory rate	$1,174	34.0%	$1,318	34.0%
Adjustments resulting from:
Valuation allowance	494	14.3	37	0.9
Income from bank owned life insurance	(67)	(1.9)	(160)	(4.1)
Employee benefit plans	90	2.6	92	2.4
Other	7	0.2	(5)	(0.1)

Income tax expense	$1,698	49.2%	$1,282	33.1%

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations as a component of income tax expense.  As of September 30, 2013, the Internal Revenue Service conducted an audit of the Company’s tax returns for the year ended September 30, 2010, and no adverse findings were reported.  The Company’s federal and state income tax returns for taxable years through September 30, 2010 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

11.	REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and the Bank’s classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined) and risk-weighted assets (as defined), and of total capital (as defined) to risk-weighted assets. Management believes, as of September 30, 2013 and 2012, that the Company and the Bank met all regulatory capital adequacy requirements to which they each are subject.

To be categorized as well capitalized, the Bank must maintain the minimum Tier 1 capital, Tier 1 risk-based and total risk-based ratios as set forth in the table below.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2013:
Tier 1 capital (to average assets)
Company	$61,204	12.54%	$19,523	4.0%	N/A	N/A
Bank	57,568	11.81	19,505	4.0	$24,382	5.0%
Tier 1 capital (to risk-weighted assets)
Company	61,204	26.69	9,172	4.0	N/A	N/A
Bank	57,568	25.15	9,154	4.0	13,732	6.0
Total capital (to risk-weighted assets)
Company	63,558	27.72	18,344	8.0	N/A	N/A
Bank	59,922	26.18	18,309	8.0	22,886	10.0

September 30, 2012:
Tier 1 capital (to average assets)
Company	$58,548	11.73%	$19,965	4.0%	N/A	N/A
Bank	54,668	10.95	19,965	4.0	$24,956	5.0%
Tier 1 capital (to risk-weighted assets)
Company	58,548	27.51	8,513	4.0	N/A	N/A
Bank	54,668	25.69	8,513	4.0	12,770	6.0
Total capital (to risk-weighted assets)
Company	60,429	28.39	17,027	8.0	N/A	N/A
Bank	56,549	26.57	17,027	8.0	21,284	10.0

12.	EMPLOYEE BENEFITS

The Bank is a member of a multi-employer ( under the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986) defined benefit pension plan covering all employees meeting certain eligibility requirements. The Bank’s policy is to fund pension costs accrued. The expense relating to this plan for the years ended September 30, 2013 and 2012 was $407,000 and $841,000, respectively.  There are no collective bargaining agreements in place that require contributions to the plan.  Additional information regarding the plan as of September 30, 2013 is noted below:

Pentegra Defined Benefit Plan for
Legal Name of Plan	Financial Institutions
Plan Employer Identification Number	13-5645888
The Company’s Contribution for the year ended September 30, 2013	$383,000
Are Company’s Contributions more than 5% of total contributions?	No
Funded Status	93.89%

The Pentegra Defined Benefit Plan for Financial Institutions is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

The Bank also has a defined contribution plan for employees meeting certain eligibility requirements. The defined contribution plan may be terminated at any time at the discretion of the Bank. There was no expense relating to this plan for the years ended September 30, 2013 and 2012.  The Company eliminated the employer match in conjunction with the establishment of the employee stock ownership plan (“ESOP”) discussed below.

The Bank maintains an ESOP for substantially all of its full-time employees meeting certain eligibility requirements. The purchase of shares of the Company’s common stock by the ESOP was funded by a loan from the Company. The loan will be repaid principally from the Bank’s contributions to the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and released for allocation to participants on a pro rata basis as debt service payments are made on the loan. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation, as defined in the ESOP, to the total base compensation of all eligible plan participants. As the unearned shares are released and allocated among participants, the Bank recognizes compensation expense based on the current market price of the shares released. The ESOP purchased 452,295 shares of the Company’s common stock on the open market for a total cost of approximately $4.5 million.  The average purchase price was $9.86 per share.  As of September 30, 2013, the Company had allocated a total of 175,305 shares from the suspense account to participants and committed to release an additional 16,965 shares.    The expense relating to the ESOP for the years ended September 30, 2013 and 2012 was $184,000 and $122,000, respectively.

The Company maintains a Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors of the Company.  The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company.  In order to fund the grant of shares under the RRP, the RRP Trust purchased 226,148 shares of the Company’s common stock in the open market for approximately $2.5 million, at an average purchase price per share of $10.85.  The Company made sufficient contributions to the RRP Trust to fund these purchases. No additional purchases of shares are expected to be made by the RRP Trust under this plan.  As of September 30, 2013, all the shares have been awarded as part of the RRP.  Shares subject to awards under the RRP will generally vest at the rate of 20% per year over five years.  As of September 30, 2013, 141,974 of the awarded shares had become fully vested and 3,900 shares subject to awards had been forfeited.  The forfeited shares were subsequently awarded during fiscal 2013.

Compensation expense related to the shares subject to awards granted is recognized ratably over the five-year vesting period in an amount per share equal to the fair value at the grant date. During the year ended September 30, 2013, approximately $456,000 was recognized in compensation expense for the RRP.  Tax benefits of $109,000 were recognized during the year ended September 30, 2013. During the year ended September 30, 2012, approximately $390,000 was recognized in compensation expense for the RRP.  Tax benefits of $64,000 were recognized during the year ended September 30, 2012. At September 30, 2013, approximately $429,000 of additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the year ended September 30, 2013 is presented in the following table:

	Year Ended September 30, 2013
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at beginning of year	72,684	$11.10
Issued	51,166	7.56
Forfeited	(3,900)	8.96
Vested	(35,776)	11.12
Nonvested stock awards at the end of the period	84,174	$9.03

The Company maintains a Stock Option Plan which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date.  Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.   A total of 565,369 shares of common stock were approved for future issuance pursuant to the Stock Option Plan.  As of September 30, 2013, all of the options had been awarded under the Plan.  As of September 30, 2013, 351,093 options were vested and 28,865 had been forfeited.

A summary of the status of the Company’ stock options under the Stock Option Plan as of September 30, 2013 and changes during the year ended September 30, 2013 are presented below:

	Year Ended September 30, 2013
	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	442,400	$11.12
Granted	133,742	7.57
Forfeited	(28,865)	11.12
Outstanding at the end of the period	547,277	$10.25
Exercisable at the end of the period	333,001	$11.13

The weighted average remaining contractual term was approximately 6.0 years for options outstanding as of September 30, 2013.

The estimated fair value of options granted during fiscal 2009 was $2.81 per share, $2.76 for options granted during fiscal 2010 and $3.15 for options granted during 2013.  The fair value was estimated on the date of grant using the Black-Scholes pricing model. No options were granted in fiscal years 2012 and 2013.

During the year ended September 30, 2013, $261,000 was recognized in compensation expense for the Stock Option Plan.  A tax benefit of $30,000 was recognized during the year ended September 30, 2013. During the year ended September 30, 2012, $244,000 was recognized in compensation expense for the Stock Option Plan.  A tax benefit of $24,000 was recognized during the year ended September 30, 2012. At September 30, 2013, approximately $411,000 of additional compensation expense for awarded options remained unrecognized.  The weighted average period over which this expense will be recognized is approximately 1.1 years.

13.	COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2013, the Company had $12.8 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.25% to 6.00%.  At September 30, 2012, the Company had $14.1 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 2.75% to 6.00%.  The aggregate undisbursed portion of loans-in-process amounted to $1.7 million and $1.6 million, respectively, at September 30, 2013 and 2012.

The Company also had commitments under unused lines of credit of $4.7 million and $6.5 million, respectively, and letters of credit outstanding of $187,000 and $167,000, respectively, at September 30, 2013 and 2012, respectively.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At September 30, 2013, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $64,000. This exposure is for the life of the related loans and payables, on the Company’s proportionate share, as actual losses are incurred.

14.	FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2013 and  2012, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Generally accepted accounting principles used in the United States establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.

The three broad levels of hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets as of September 30, 2013 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$17,259	$-	$17,259
Mortgage-backed securities - U.S. Government agencies	-	20,959	-	20,959
Mortgage-backed securities - Non-agency	-	3,530	-	3,530
FHLMC preferred stock	33	-	-	33
Total	$33	$41,748	$-	$41,781

Those assets as of September 30, 2012 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$14,103	$-	$14,103
Mortgage-backed securities - U.S. Government agencies	-	47,762	-	47,762
Mortgage-backed securities - Non-agency	-	4,103	-	4,103
FHLMC preferred stock	7	-	-	7
Total	$7	$65,968	$-	$65,975

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral.  These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses.  The collateral underlying these loans had a fair value of $15.1 million.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is generally repossessed and reclassified to foreclosed real estate and repossessed assets. These repossessed assets are carried at the lower of cost or fair value of the collateral, based on independent appraisals, less cost to sell and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral.  Thus the evaluations are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.

Summary of Non-Recurring Fair Value Measurements

	At September 30, 2013
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$15,118	$15,118
Real estate owned	-	-	406	$406
Total	$-	$-	$15,524	$15,524

	At September 30, 2012
	(Dollars in Thousands)

	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$30,608	30,608
Real estate owned	-	-	1,972	1,972
Total	$-	$-	$32,580	$32,580

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within level 3 of the fair value hierarchy:

	At September 30, 2013
	(Dollars in Thousands)
		Valuation
	Fair Value	Technique	Unobservable Input	Range
Impaired loans	$15,118	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount
Real estate owned	$406	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount

	At September 30, 2012
	(Dollars in Thousands)
		Valuation
	Fair Value	Technique	Unobservable Input	Range
Impaired loans	$30,608	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount
Real estate owned	$1,972	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount

The fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

			Fair Value Measurements at
			September 30, 2013
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$158,984	$158,984	$158,984	$-	$-
Investment and mortgage-backed
securities available for sale	41,781	41,781	33	41,748	-
Investment and mortgage-backed
securities held to maturity	83,732	80,582	-	80,582	-
Loans receivable, net	306,517	308,606	-	-	308,606
Accrued interest receivable	1,791	1,791	1,791	-	-
Federal Home Loan Bank stock	1,181	1,181	1,181	-	-
Bank owned life insurance	7,119	7,119	7,119	-	-

Liabilities:
Checking accounts	39,537	39,537	39,537	-	-
Money market deposit accounts	65,298	65,298	65,298	-	-
Passbook, club and statement
savings accounts	223,615	223,615	223,615	-	-
Certificates of deposit	214,298	218,572	-	218,572	-
Advances from Federal Home
Loan Bank	340	340	340	-	-
Accrued interest payable	1,666	1,666	1,666	-	-
Advances from borrowers for taxes and
insurance	1,480	1,480	1,480	-	-

			Fair Value Measurements at
			September 30, 2012
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$81,273	$81,273	$81,273	$-	$-
Investment and mortgage-backed
securities available for sale	65,975	65,975	7	65,968	-
Investment and mortgage-backed
securities held to maturity	63,110	66,401	-	66,401	-
Loans receivable, net	260,684	266,699	-	-	266,699
Accrued interest receivable	1,661	1,661	1,661	-	-
Federal Home Loan Bank stock	2,239	2,239	2,239	-	-
Bank owned life insurance	6,919	6,919	6,919	-	-

Liabilities:
Checking accounts	37,370	37,370	37,370	-	-
Money market deposit accounts	69,735	69,735	69,735	-	-
Passbook, club and statement
savings accounts	71,083	71,083	71,083	-	-
Certificates of deposit	247,414	252,479	-	252,479	-
Advances from Federal Home
Loan Bank	483	484	484	-	-
Accrued interest payable	2,382	2,382	2,382	-	-
Advances from borrowers for taxes and
insurance	1,273	1,273	1,273	-	-

Cash and Cash Equivalents—For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investments and Mortgage-Backed Securities—The fair value of investment securities and mortgage-backed securities is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services.

Loans Receivable—The fair value of loans is estimated based on present value using the current market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The carrying value that fair value is compared to is net of the allowance for loan losses and other associated premiums and discounts. Due to the significant judgment involved in evaluating credit quality, loans are classified within level 3 of the fair value hierarchy.

Accrued Interest Receivable – For accrued interest receivable, the carrying amount is a reasonable estimate of fair value.

Federal Home Loan Bank (FHLB) Stock—Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.

Bank Owned Life Insurance—The fair value of bank owned life insurance is based on the cash surrender value obtained from an independent advisor that are be derivable from observable market inputs.

Checking Accounts, Money Market Deposit Accounts, Passbook Accounts, Club Accounts, Statement Savings Accounts, and Certificates of Deposit—The fair value of passbook accounts, club accounts, statement savings accounts, checking accounts, and money market deposit accounts is the amount reported in the financial statements. The fair value of certificates of deposit is based on market rates currently offered for deposits of similar remaining maturity.

Advances from Federal Home Loan Bank—The fair value of advances from FHLB is the amount payable on demand at the reporting date.

Accrued Interest Payable – For accrued interest payable, the carrying amount is a reasonable estimate of fair value.

Advances from borrowers for taxes and insurance – For advances from borrowers for taxes and insurance, the carrying amount is a reasonable estimate of fair value.

Commitments to Extend Credit and Letters of Credit—The majority of the Bank’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant.

15.           PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA (PARENT COMPANY ONLY)

STATEMENT OF FINANCIAL CONDITION
September 30,	2013	2012
	(Dollars in Thousands)
Assets:
Cash	$63	$254
ESOP loan receivable	3,154	3,342
Investment in Bank	56,277	55,952
Other assets	418	283
Total assets	$59,912	$59,831

Stockholders’ equity:
Preferred stock	-	-
Common stock	126	126
Additional paid-in-capital	55,289	54,610
Unearned ESOP shares	(2,565)	(2,787)
Treasury stock	(31,625)	(31,625)
Retained earnings	39,979	38,224
Accumulated other comprehensive (loss) income	(1,292)	1,283

Total stockholders’ equity	59,912	59,831

Total liabilities and stockholders’ equity	$59,912	$59,831

INCOME STATEMENT
For the year ended September 30,	2013	2012
	(Dollars in thousands)

Interest on ESOP loan	$188	$199
Equity in the undistributed earnings of the Bank	1,997	2,863
Other income		3

Total income	2,185	3,065

Professional services	146	215
Other expense	409	396

Total expense	555	611

Income before income taxes	1,630	2,454

Income tax benefit	(125)	(139)

Net income	$1,755	$2,593

CASH FLOWS
For the year ended September 30,	2013	2012
	(Dollars in thousands)
Operating activities:
Net income	$1,755	$2,593
Increase in assets	(137)	(155)
Equity in the undistributed earnings of the Bank	(1,997)	(2,863)

Net cash used in by operating activities	(379)	(425)

Investing activities:
Repayments received on ESOP loan	188	179

Net cash provided by investing activities	188	179

Net decrease in cash and cash equivalents	(191)	(246)

Cash and cash equivalents, beginning of year	254	500

Cash and cash equivalents, end of year	$63	$254

16.          CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the years ended September 30, 2013 and 2012 is as follows:

	September 30, 2013				September 30, 2012

	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr
	(In thousands)				(In thousands)

Interest income	$4,397	$4,253	$4,126	$3,997	$4,983	$4,813	$4,828	$4,354
Interest expense	1,220	1,139	1,037	948	1,514	1,493	1,432	1,339
Net interest income	3,177	3,114	3,089	3,049	3,469	3,320	3,396	3,015
(Recoveries) Provision for loan losses	0	0	0	(500)	150	100	100	375
Net interest income after provision for loan losses	3,177	3,114	3,089	3,549	3,319	3,220	3,296	2,640
Non-interest income	224	199	1,077	283	173	133	188	2,572
Non-interest expense	2,778	3,113	2,717	2,651	2,867	2,996	2,936	2,867
Income before income tax expense	623	200	1,449	1,181	625	357	548	2,345
Income tax expense	351	186	764	397	221	273	88	700
Net income	$272	$14	$685	$784	$404	$84	$460	$1,645

Per share:
Earnings per share - basic	$0.03	$-	$0.07	$0.08	$0.04	$0.01	$0.05	$0.17
Earnings per share - diluted	$0.03	$-	$0.07	$0.08	$0.04	$0.01	$0.05	$0.17
Dividends per share	$-	$-	$-	$-	$-	$-	$-	$-

Due to rounding, the sum of the earnings per share in individual quarters may differ from reported amounts.

17.           SUBSEQUENT EVENT

The Company has evaluated events and transactions occurring subsequent to September 30, 2013, for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date these financial statements were issued.

On June 13, 2013, the Company announced the adoption of a plan of conversion and reorganization (the “Plan”) pursuant to which Prudential Savings Bank would reorganize from the two tier mutual holding company structure to the stock holding company structure and undertake a “second step” offering of shares of common stock of a new Pennsylvania corporation formed in connection with the conversion.

Pursuant to the terms of the Plan, shares of Old Prudential Bancorp’s common stock owned by the MHC would be canceled and new shares of common stock, representing the approximate 74.6% ownership interest of the MHC, would be offered for sale by the Company.  Concurrent with the completion of the offering, Old Prudential Bancorp’s existing public stockholders would receive shares of the Company’s common stock for each share of Old Prudential Bancorp’s common stock they owned at that date, based on an exchange ratio to ensure that they owned approximately the same percentage of the Company’s common stock as they owned of the Old Prudential Bancorp’s common stock immediately prior to the conversion.

On October 9, 2013, this second-step conversion was completed after which the MHC and Old Prudential Bancorp ceased to exist and the Company was organized as the new stock-form holding company for the Bank and successor to Old Prudential Bancorp. A total of 7,141,602 new shares of the Company were sold at $10.00 per share in the offering through which the Company received proceeds of approximately $71.4 million, net of offering costs of approximately $2.0 million.  The Company contributed $34.8 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company extended a line of credit to the ESOP to acquire up to 285,664 shares of the Company’s common stock on the open market, which will convert to a term loan after all the ESOP shares are acquired. As part of the conversion, each outstanding public share of common stock of Old Prudential Bancorp (that is, shares owned by stockholders other than the MHC) was exchanged for 0.9442 shares of the Company.  No fractional shares were issued.  Instead, cash was paid to shareholders at $10.00 per share for any fractional shares that would otherwise be issued. The exchange resulted in an additional 2,403,207 outstanding shares of common stock of the Company for a total of 9,544,809 outstanding shares as of the closing of the second-step conversion on October 9, 2013. Treasury stock held was cancelled.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

(a)         Management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations and are operating in an effective manner.

(b)           Report of Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for designing, implementing, documenting, and maintaining an adequate system of internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934.  An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:

●	maintain records that accurately reflect the Company’s transactions;
●	prepare financial statement and footnote disclosures in accordance with U.S. GAAP that can be relied upon by external users; and
●	prevent and detect unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of September 30, 2013.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

The Board of Directors of Prudential Bancorp, through its Audit Committee, provides oversight to managements’ conduct of the financial reporting process.  The Audit Committee, which is composed entirely of independent directors, is also responsible for the appointment of the independent registered public accounting firm. The Audit Committee also meets with management, the internal audit staff, and the independent registered public accounting firm throughout the year to provide assurance as to the adequacy of the financial reporting process and to monitor the overall scope of the work performed by the internal audit staff and the independent public accountants.

Because of its inherent limitations, the disclosure controls and procedures may not prevent or detect misstatements.  A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm under rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

/s/ Thomas A. Vento	/s/ Joseph R. Corrato
Thomas A. Vento President and Chief Executive Officer	Joseph R. Corrato Executive Vice President, Chief Financial Officer and Chief Accounting Officer

(c) No change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth  fiscal quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 3, 2014, which will be filed with the Securities and Exchange Commission on or about December 30, 2013 (“Definitive Proxy Statement”).

The Company has adopted a code of ethics policy, which applies to its principal executive officer, principal financial officer, principal accounting officer, as well as its directors and employees generally. The Company will provide a copy of its code of ethics to any person, free of charge, upon request. Any requests for a copy should be made to the shareholder relations administrator, Prudential Bancorp, Inc.,  1834 Oregon Avenue, Philadelphia, Pennsylvania 19145.  In addition, a copy of the Code of Ethics is available at the Company’s website at www.prudentialsavingsbank.com.

Item 11. Executive Compensation

The information required herein is incorporated by reference from the sections captioned “Management Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.  Information regarding security ownership of certain beneficial owners and management is incorporated by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Definitive Proxy Statement.

Equity Compensation Plan Information.  The following table provides information as of September 30, 2013 with respect to shares of common stock that may be issued under the existing equity compensation plans, which consist of the 2008 Stock Option Plan and 2008 Recognition and Retention Plan, both of which were approved by the Company’s shareholders. The share amounts set forth below have not been adjusted for the exchange of shares in connection with the Second-step Offering completed on October 9, 2013, at an exchange ratio of 0.9442.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	631,451	(1)	$11.12	(1)	53,774
Equity compensation plans not approved by security holders	--		-----		--
Total	631,451		$11.12		53,774

(1)	Includes 84,174 shares subject to restricted stock grants which were not vested as of September 30, 2013. The weighted-average exercise price excludes such restricted stock grants.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference from the sections captioned “Management Compensation – Related Party Transactions” and “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal Two) – Audit Fees” in the Definitive Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)           Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Consolidated Statements of Financial Condition
Consolidated Statements of Operations
Consolidated Statement of Comprehensive Income(loss)
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)
All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation of Prudential Bancorp, Inc. (1)
3.2	Bylaws of Prudential Bancorp, Inc. (1)
4.0	Form of Stock Certificate of Prudential Bancorp, Inc. (1)
10.1	Amended and Restated Employment Agreement between Prudential Savings Bank and Thomas A. Vento(2)*
10.2	Amended and Restated Employment Agreement between Prudential Savings Bank and Joseph R. Corrato(2)*
10.3	Amended and Restated Post Retirement Agreement between Prudential Savings Bank and Joseph W. Packer, Jr. (3)*
10.4	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. and Diane B. Packer(3)*
10.5	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. (3)*
10.6	Amendment No. 1 to Split-Dollar Agreement between the Bank and Joseph W. Packer, Jr. (3)*
10.7
Settlement Agreement, dated November 7, 2008, by and among Prudential Mutual Holding Company, Prudential Bancorp, Inc. of Pennsylvania, Prudential Savings Bank, Stilwell Value Partners, I, L.P., Stilwell Partners L.P., Stilwell Value LLC, Joseph Stilwell and John Stilwell (4)

10.8	Prudential Bancorp, Inc. of Pennsylvania 2008 Stock Option Plan (5)*
10.9	Prudential Bancorp, Inc. of Pennsylvania 2008 Recognition and Retention Plan and Trust Agreement (5)*
10.10	Amendment No.2 to Split-Dollar Agreement between the Bank and Joseph W. Packer, Jr.*(6)
10.11	Endorsement Split Dollar Insurance Agreement, dated August 28, 2012, between Joseph Corrato and Prudential Savings Bank (7)*
10.12	Endorsement Split Dollar Insurance Agreement dated August 29, 2012 between Jack Rothkopf and Prudential Savings Bank (7)*
10.13
Transition Agreement by and among Prudential Bancorp, Inc. of Pennsylvania, Prudential Savings Bank, Prudential Mutual Holding Company, PSB Delaware, Inc. and Joseph W. Packer, Jr. dated as of April 18, 2012 (8)*

10.14	Employment Agreement between Prudential Savings Bank and Salvatore Fratanduono (1)
10.15	Employment Agreement between Prudential Savings Bank and Jack Rothkopf (1)
31.1	Section 1350 Certification of the Chief Executive Officer
31.2	Section 1350 Certification of the Chief Financial Officer
32.0	Section 906 Certification
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) hereof.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (SEC File No. 333-189321) filed with the SEC on June 14, 2013.
(2)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania, dated May 15, 2013 and filed with the SEC on May 21, 2013 (SEC File No. 000-51214)

(3)	Incorporated by reference from the Current Report on Form 8-K, of Prudential Bancorp, Inc. of Pennsylvania dated November 19, 2008 and filed with the SEC on November 25, 2008 (SEC File No. 000-51214).

(4)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania, dated November 7, 2008 and filed with the SEC on November 7, 2008 (SEC File No. 000-51214).

111

(5)
Incorporated by reference from Appendices A (2008 Stock Option Plan) and B (2008 Recognition and Retention Plan and Trust Agreement”) of the  definitive proxy statement of Prudential Bancorp, Inc. of Pennsylvania (SEC File No. 000-51214) filed with the SEC on November 26, 2008.

(6)
Incorporated by reference from the Annual Report on Form 10-K of Prudential Bancorp, Inc. of Pennsylvania for the year ended September 30, 2012 filed with the SEC on December 21,2012 (SEC File No. 000-51214)

(7)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania dated August 28, 2012 and filed with the SEC on August 31, 2012 (SEC File No. 000-51214).

(8)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania dated April 18, 2012 and filed with the SEC on April 19, 2012 (SEC File No. 000-51214).

(b)           Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)           Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential Bancorp, Inc.
December 20, 2013	By:	/s/ Thomas A. Vento
Thomas A. Vento President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas A. Vento	December 20, 2013
Thomas A. Vento
Chairman of the Board, President and Chief Executive Officer

/s/ Joseph R. Corrato	December 20, 2013
Joseph R. Corrato
Director, Executive Vice President, Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)

/s/ Jerome R. Balka, Esq	December 20, 2013
Jerome R. Balka, Esq.
Director

/s/ A. J. Fanelli	December 20, 2013
A. J. Fanelli
Director

/s/ John C. Hosier	December 20, 2013
John C. Hosier
Director

/s/ Bruce E. Miller	December 20, 2013
Bruce E. Miller
Director

/s/ Francis V. Mulcahy	December 20, 2013
Francis V. Mulcahy
Director