Form 10-Q
period 2013-12-31
PRUDENTIAL BANCORP, INC.
filed 2014-02-14
CIK 1578776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2013

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-55084

PRUDENTIAL BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	46-2935427
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1834 Oregon Avenue Philadelphia, Pennsylvania	19145
(Address of Principal Executive Offices)	Zip Code

(215) 755-1500
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of February 1, 2014, 9,544,809 shares were issued and outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	December 31,	September 30,
	2013	2013
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$2,292	$2,670
Interest-bearing deposits	54,114	156,314

Total cash and cash equivalents	56,406	158,984

Investment and mortgage-backed securities available for sale (amortized cost—December 31, 2013, $45,120; September 30, 2013, $43,744)	42,634	41,781
Investment and mortgage-backed securities held to maturity (estimated fair value—December 31, 2013, $77,818; September 30, 2013, $80,582)	82,984	83,732
Loans receivable—net of allowance for loan losses (December 31, 2013, $2,353; September 30, 2013, $2,353)	321,615	306,517
Accrued interest receivable	1,838	1,791
Real estate owned	406	406
Federal Home Loan Bank stock—at cost	1,181	1,181
Office properties and equipment—net	1,481	1,525
Bank owned life insurance	7,167	7,119
Prepaid expenses and other assets	8,018	3,555
Deferred tax asset-net	1,457	1,306
TOTAL ASSETS	$525,187	$607,897

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$2,526	$3,474
Interest-bearing	386,444	539,274
Total deposits	388,970	542,748
Advances from Federal Home Loan Bank	340	340
Accrued interest payable	17	1,666
Advances from borrowers for taxes and insurance	2,467	1,480
Accounts payable and accrued expenses	2,912	1,751

Total liabilities	394,706	547,985

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized, issued and outstanding; 9,544,809 at December 31, 2013 and issued 11,862,693 and outstanding 9,646,183 at September 30, 2013	95	118
Additional paid-in capital	94,219	55,297
Unearned ESOP shares	(2,509)	(2,565)
Treasury stock, at cost: 0 shares at December 31, 2013; 2,398,509 shares at September 30, 2013	-	(31,625)
Retained earnings	40,317	39,979
Accumulated other comprehensive loss	(1,641)	(1,292)

Total stockholders’ equity	130,481	59,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$525,187	$607,897

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2013	2012
	(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest on loans	$3,138	$3,253
Interest on mortgage-backed securities	329	634
Interest and dividends on investments	548	476
Interest on interest-bearing assets	54	34

Total interest income	4,069	4,397

INTEREST EXPENSE:
Interest on deposits	905	1,220

Total interest expense	905	1,220

NET INTEREST INCOME	3,164	3,177

PROVISION FOR LOAN LOSSES	-	-

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,164	3,177

NON-INTEREST INCOME:
Fees and other service charges	100	97
Gain on sale of securities available for sale, net	-	16

Total other-than-temporary impairment losses	(7)	(20)
Portion of loss recognized in other comprehensive income, before taxes	-	6
Net impairment losses recognized in earnings	(7)	(14)

Other	68	115

Total non-interest income	161	214

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,550	1,458
Data processing	107	110
Professional services	237	184
Office occupancy	93	97
Depreciation	82	86
Payroll taxes	77	71
Director compensation	85	98
Deposit insurance	99	162
Real estate owned expense	35	103
Advertising	85	76
Other	353	323
Total non-interest expense	2,803	2,768

INCOME BEFORE INCOME TAXES	522	623

INCOME TAXES:
Current expense	155	53
Deferred expense	29	298

Total income tax expense	184	351

NET INCOME	$338	$272

BASIC EARNINGS PER SHARE	$0.04	$0.03

DILUTED EARNINGS PER SHARE	$0.04	$0.03

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three months ended December 31,
	2013	2012

	(Dollars in Thousands)
Net income	$338	$272

Unrealized holding loss on available-for-sale securities	(536)	(342)
Tax effect	182	116
Reclassification adjustment for net gains realized in net income	-	(16)
Tax effect	-	5
Reclassification adjustment for other-than-temporary impairment losses on debt securities	7	14
Tax effect	(2)	(5)
Total other comprehensive loss	(349)	(228)

Comprehensive (Loss) Income	$(11)	$44

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Stock	Earnings	Loss	Equity
	(Dollars in Thousands)
BALANCE, OCTOBER 1, 2013	$118	$55,297	$(2,565)	$(31,625)	$39,979	$(1,292)	$59,912

Net income					338		338

Other comprehensive loss						(349)	(349)

Second-step conversion offering	(23)	38,725		31,625			70,327

Excess tax benefit from stock compensation plans		47					47

Stock option expense		71					71

Recognition and Retention Plan expense		77					77

ESOP shares committed to be released (5,339 shares)		2	56				58

BALANCE, December 31, 2013	$95	$94,219	$(2,509)	$-	$40,317	$(1,641)	$130,481

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Stock	Earnings	Income	Equity
	(Dollars in Thousands)
BALANCE, OCTOBER 1, 2012	$118	$54,618	$(2,787)	$(31,625)	$38,224	$1,283	$59,831

Net income					272		272

Other comprehensive loss						(228)	(228)

Excess tax benefit from stock compensation plans		39					39

Stock option expense		55					55

Recognition and Retention Plan expense		64					64

ESOP shares committed to be released (5,339 shares)		(20)	55				35

BALANCE, December 31, 2012	$118	$54,756	$(2,732)	$(31,625)	$38,496	$1,055	$60,068

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2013	2012
OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income	$338	$272
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	82	86
Net accretion of premiums/discounts	(46)	(48)
Net accretion of deferred loan fees and costs	37	(50)
Impairment charge on investment and mortgage-backed securities	7	14
Share-based compensation expense	195	158
Gain on sale of investment and mortgage-backed securities	-	(16)
Gain on sale of real estate owned	-	(10)
Compensation expense of ESOP	58	35
Deferred income tax expense	29	298
Excess tax benefit related to stock compensation plans	(47)	(39)
Changes in assets and liabilities which used cash:
Accrued interest receivable	(47)	(237)
Prepaid expenses and other assets	(4,511)	942
Accrued interest payable	(1,649)	(2,357)
Accounts payable and accrued expenses	1,161	(160)
Net cash used in operating activities	(4,393)	(1,112)
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	-	(21,467)
Purchase of investment and mortgage-backed securities available for sale	(2,421)	(5,991)
Loans originated or acquired	(29,425)	(22,295)
Principal collected on loans	14,290	8,822
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	761	5,379
Available-for-sale	1,065	4,893
Proceeds from redemption of FHLB stock	-	294
Proceeds from sale of investment and mortgage-backed securities	-	304
Proceeds from sale of real estate owned	-	208
Purchases of equipment	(38)	(31)
Net cash used in investing activities	(15,768)	(29,884)
FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, and savings accounts	(3,113)	4,976
Redemption of funds held in escrow relating to second-step conversion	(145,675)	-
Net decrease in certificates of deposit	(4,990)	(2,802)
Repayment of advances from Federal Home Loan Bank	-	(143)
Increase in advances from borrowers for taxes and insurance	987	916
Issuance of common stock relating to second-step conversion	38,702	-
Cancelation of treasury stock	31,625	-
Excess tax benefit related to stock compensation plans	47	39
Net cash (used in) provided by financing activities	(82,417)	2,986

NET DECREASE IN CASH AND CASH EQUIVALENTS	(102,578)	(28,010)

CASH AND CASH EQUIVALENTS—Beginning of period	158,984	81,273

CASH AND CASH EQUIVALENTS—End of period	$56,406	$53,263
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal Home Loan Bank	$2,554	$3,577

Income taxes paid	$-	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$-	$236

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Organization –On October 9, 2013, Prudential Mutual Holding Company (“MHC”) and Prudential Bancorp of Pennsylvania, Inc. (“Old Prudential”), the Pennsylvania  chartered mid-tier holding company for Prudential Savings Bank (the “Bank”), completed a reorganization and conversion (the ”second-step conversion”), pursuant to which Prudential Bancorp, Inc., a new Pennsylvania corporation (“Prudential” or the “Company”) become the holding company for the Bank and the MHC and Old Prudential ceased to exist.. In connection with the second-step conversion, 7,141,602 shares of common stock, par value $0.01 per share, of Prudential were sold in a subscription offering to certain depositors of the Bank  for $10 per share or in the aggregate (the “Offering”), and 2,403,207 shares of common stock were issued in exchange for the outstanding shares of common stock of Old Prudential, which were held by the “public” shareholders of Old Prudential.  Each share of common stock of Old Prudential was converted into right to receive 0.9442 shares of common stock of the Company in the second step conversion.  As a result of the second-step conversion, the former MHC and Old Prudential were merged in the Company and 2,540,255 (pre-conversion) treasury shares were cancelled.

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

The Bank is subject to regulation by the Pennsylvania Department of Banking and Securities (the “Department”), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation (the “FDIC”), which insures the Bank’s deposits up to applicable limits.  As a bank holding company, Prudential is subject to the regulation of the Board of Governors of the Federal Reserve System.

Basis of presentation –The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  The results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential Bancorp, Inc. of  Pennsylvania and the accompanying notes thereto  included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company’s consolidated financial statements are recorded in the allowance for loan losses, deferred income taxes, other-than-temporary impairment, and the fair value measurement for financial instruments. Actual results could differ from those estimates.

Employee Stock Ownership Plan – The Company maintains an employee stock ownership plan  as (“ESOP”)  for substantially all of its full-time employees.  The ESOP purchased 427,057 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005.  The ESOP  purchased an additional 255,564 shares during December 2013 and an additional 30,100 shares at the beginning January 2014, of the Company’s stock for an aggregated cost of approximately $3.1 million. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  As of December 31, 2013, the Company had allocated a total of 165,523 shares from the suspense account to participants and committed to release an additional 10,679 shares.  For the three months ended December 31, 2013, the Company recognized $58,000 in compensation expense related to the ESOP. At December 31, 2013, 677,032 shares were held in the ESOP.

Share-Based Compensation – The Company accounts for stock-based compensation issued to employees, and where appropriate, non-employees, at fair value.  Under fair value provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period using the straight-line method.  The amount of stock-based compensation recognized at any date must at least equal the portion of the grant date fair value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method.  Determining the fair value of stock-based awards at the date of grant requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s consolidated financial statements.

Dividends with respect to non-vested share awards are held by the Company’s Recognition and Retention Plan (“Plan”) Trust (the “Trust”) for the benefit of the recipients and are paid out proportionately by the Trust to the recipients of stock awards granted pursuant to the Plan as soon as practicable after the stock awards are earned.

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity.  Effective October 9, 2013, all outstanding treasury stock was cancelled as part of the second-step conversion and related stock offering.  As of September 30, 2013 the average cost per share of the approximately 2.4 million shares which had been repurchased by the Company was $13.18.  As of September 30, 2013, The MHC had purchased 536,306 shares at an average cost of $10.91 per share, which the shares were  issued and outstanding as of such date.  As of September 30, 2013, 7,060,786 shares of common stock were owned by the MHC, 2,398,509 shares had been repurchased by the Company and were held as treasury stock with the remaining 2,403,398 shares owned by public shareholders.

FHLB Stock – FHLB stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration. Management concluded that the FHLB stock was not impaired at December 31, 2013.

The Company is a member of the Federal Home Loan Bank of Pittsburgh and as such, is required to maintain a minimum investment in stock of the Federal Home Loan Bank that varies with the level of advances outstanding from the Federal Home Loan Bank.  The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value per share.  The FHLB stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the Federal Home Loan Bank; and (d) the liquidity position of the Federal Home Loan Bank.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The  update requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors as well as any additional amount that the entity expects to pay on behalf of its co-obligors. The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Entities that use the liquidation basis of accounting as of the effective date in accordance with other Topics (for example, terminating employee benefit plans) are not required to apply the amendments. Instead, those entities should continue to apply the guidance in those other Topics until they have completed liquidation.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: 1. Change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment Company. 2. Require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. 3. Require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This ASU is not expected to have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of this standard is not expected to have a significant effect on future financial reporting.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as following situations. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard is not expected to have a significant effect on future financial reporting.

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Join Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method.  This ASU is not expected to have a significant impact on the Company’s financial statements.

2.	EARNINGS PER SHARE

Basic earnings per common share is computed  by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, during the period.  Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period.  The outstanding and dilutive shares amounts for the three month period ended December 31, 2012, have been adjusted to apply the exchange ratio of 0.9442 shares for every one share as a result of the second-step conversion.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended December 31,

	2013		2012
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$338	$338	$272	$272
Weighted average shares outstanding	9,224,496	9,224,496	9,184,631	9,184,631
Effect of common stock equivalents	-	262,234	-	33,690
Adjusted weighted average shares used in earnings
per share computation	9,224,496	9,486,730	9,184,631	9,218,321
Earnings per share - basic and diluted	$0.04	$0.04	$0.03	$0.03

Options to purchase 383,016 shares and 417,714 shares of common stock at an exercise price greater than the current market value were outstanding at December 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The exercise price for the stock options representing the anti-dilutive shares was $11.83 at December 31, 2013 and ranged from $7.68 to $11.83 at December 31, 2012.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax for the three months ended December 31, 2013:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of October 1, 2013	$(1,292)
Other comprehensive loss before reclassification	(354)
Amount reclassified from accumulated other comprehensive income	5
Total other comprehensive loss	(349)
Balance as of December 31, 2013	$(1,641)

(a) All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended December 31, 2013:

Three Months
Amount Reclassified
	from Accumulated	Affected Line Item in
	Other	the Statement Where
	Comprehensive	Net Income is
Details about other comprehensive income	Income (Loss) (a)	Presented

Unealized gains on available for sale securities
	$(7)	Net impairment losses recognized in earnings
	2	Income taxes
	$(5)	Net of tax

(a) Amounts in parentheses indicate debits to net income.

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,986	$-	$(2,220)	$16,766
Mortgage-backed securities - U.S. government agencies	22,959	207	(976)	22,190
Mortgage-backed securities - non-agency (1)	3,169	497	(65)	3,601
Total debt securities available for sale	45,114	704	(3,261)	42,557

FHLMC preferred stock	6	71	-	77

Total securities available for sale	$45,120	$775	$(3,261)	$42,634

Securities Held to Maturity:
U.S. government and agency obligations	$66,936	$406	$(6,522)	$60,820
Mortgage-backed securities - U.S. government agencies	16,048	1,110	(160)	16,998

Total securities held to maturity	$82,984	$1,516	$(6,682)	$77,818

(1) Includes impaired securities.

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,986	$-	$(1,727)	$17,259
Mortgage-backed securities - U.S. government agencies	21,433	230	(704)	20,959
Mortgage-backed securities - non-agency	3,319	301	(90)	3,530
Total debt securities available for sale	43,738	531	(2,521)	41,748

FHLMC preferred stock	6	27	-	33

Total securities available for sale	$43,744	$558	$(2,521)	$41,781

Securities Held to Maturity:
U.S. government and agency obligations	$66,934	$559	$(4,855)	$62,638
Mortgage-backed securities - U.S. government agencies	16,798	1,222	(76)	17,944

Total securities held to maturity	$83,732	$1,781	$(4,931)	$80,582

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at December 31, 2013:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(1,855)	$14,131	$(365)	$2,635	$(2,220)	$16,766
Mortgage-backed securities - U.S. government agencies	(976)	16,516	-	-	(976)	16,516
Mortgage-backed securities - non-agency	(2)	364	(63)	415	(65)	779
Total securities available for sale	$(2,833)	$31,011	$(428)	$3,050	$(3,261)	$34,061

Securities Held to Maturity:
U.S. government and agency obligations	$(4,006)	$25,796	$(2,516)	$19,470	$(6,522)	$45,266
Mortgage-backed securities - U.S. government agencies	(160)	4,999	-	-	(160)	4,999

Total securities held to maturity	$(4,166)	$30,795	$(2,516)	$19,470	$(6,682)	$50,265

Total	$(6,999)	$61,806	$(2,944)	$22,520	$(9,943)	$84,326

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at September 30, 2013:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(1,727)	$17,259	$-	$-	$(1,727)	$17,259
Mortgage-backed securities - agency	(704)	17,449			(704)	17,449
Mortgage-backed securities - non-agency	(10)	415	(80)	460	(90)	875
Total securities available for sale	$(2,441)	$35,123	$(80)	$460	$(2,521)	$35,583

Securities Held to Maturity:
U.S. government and agency obligations	$(3,817)	$40,126	$(1,038)	$9,956	$(4,855)	$50,082
Mortgage-backed securities - agency	(76)	5,253	-	-	(76)	5,253

Total securities held to maturity	$(3,893)	$45,379	$(1,038)	$9,956	$(4,931)	$55,335

Total	$(6,334)	$80,502	$(1,118)	$10,416	$(7,452)	$90,918

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least once each quarter, and more frequently when economic or market concerns warrant such evaluation.  The Company determines whether the unrealized losses are temporary.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of the security has been less than cost, and the near-term prospects of the issuer.

The Company assesses whether a credit loss exists with respect to a security by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The Company bifurcates the OTTI impact on impaired securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings.  The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI, with the amortized cost basis of the debt security.  The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond  and other factors, then applies a discount rate equal to the effective yield of the security.  The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss.  The fair market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the particular security.  The difference between the fair market value and the security’s remaining amortized cost is recognized in other comprehensive income.

The following is a rollforward for the three months ended December 31, 2013 of the amounts recognized in earnings related to credit losses on securities on which the Company has recorded OTTI charges through earnings and comprehensive income (loss).

(Dollars in Thousands)
Credit component of OTTI as of October 1, 2013	$1,599

Additions for credit-related OTTI charges on previously unimpaired securities	-

Additional increases as a result of impairment charges recognized on investments for which an OTTI was previously recognized	7

Credit component of OTTI as of December 31, 2013	$1,606

U.S. Government Agency Obligations - The Company’s investments reflected in the tables above in U.S. Government agency notes consist of debt obligations of the FHLB and Federal Farm Credit System (“FFCS”).  These securities are typically rated AAA by one of the internationally recognized credit rating services.  At December 31, 2013, U.S. Government and agency obligations in a gross unrealized loss for less than 12 months consisted of 18 securities having an aggregate depreciation of $5.9 million or 12.5% from the Company’s amortized cost basis.  There were 10 securities in a gross unrealized loss for more than 12 months at such date having an aggregate depreciation of $2.9 million or 11.5% from the Company’s amortized cost basis.  The unrealized losses on these debt securities relate principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall of cash flows.  In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company anticipates it will recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

U.S. Agency Issued Mortgage-Backed Securities - At December 31, 2013, the gross unrealized loss in U.S. agency issued mortgage-backed securities in the category of experiencing a gross unrealized loss for less than 12 months was $1.1 million or 5.0% from the Company’s amortized cost basis and consisted of 11 securities.  There were no securities in a gross unrealized loss position in the category of experiencing a gross unrealized loss for more than 12 months.  These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. The U.S. Department of the Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities issued or guaranteed by Fannie Mae and Freddie Mac. The preferred stock agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities.

Non-Agency Issued Mortgage-Backed Securities and Collateralized Mortgage Obligations - This portfolio was acquired through the redemption-in-kind during 2008 of the Company’s entire investment in a mutual fund and at December 31, 2013 included 50 collateralized mortgage obligations (“CMO”) and mortgage-backed securities issued by large commercial financial institutions. For the three months ended December 31, 2013, management recognized an OTTI charge related to a portion of the portfolio securities in the amount of $7,000 on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during recent periods to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of securities with underlying collateral consisting of Alt-A loans and those collateralized by home equity lines of credit and other receivables as well as whole loans with more significant exposure to depressed real estate markets in the United States.  For the overall portfolio of the securities, there was exposure to real estate markets that have experienced significant declines in real estate values such as California, Nevada, Arizona and Florida. Consequently, an additional OTTI charge was deemed to be warranted as of December 31, 2013. Of the recorded charge, all $7,000 was concluded to be credit related and recognized currently in earnings and none was concluded to be attributable to other factors which would be recognized in accumulated other comprehensive income.

As of December 31, 2013, with the exception of securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an other-than-temporary impairment did not exist and the decline in value was attributed to the illiquidity in the financial markets.  With respect to the $65,000 in gross unrealized losses related to this part of the portfolio, six securities had been in a loss position for longer than 12 months while six securities had been in a loss position for less than 12 months.  However, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(Dollars in Thousands)
Due within one year	$2,000	$2,004	$-	$-
Due after one through five years	1,998	2,324	-	-
Due after five through ten years	10,500	9,783	1,999	1,823
Due after ten years	52,438	46,709	16,987	14,943

Total	$66,936	$60,820	$18,986	$16,766

The maturity table above excludes mortgage-backed securities because the contractual maturities are not indicative of actual maturities due to significant prepayments.

5.        LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31	September 30,
	2013	2013
	(Dollars in Thousands)
One-to-four family residential	$286,559	$270,791
Multi-family residential	7,633	5,716
Commercial real estate	16,262	19,506
Construction and land development	12,863	11,356
Commercial business	740	588
Consumer	342	438
Total loans	324,399	308,395

Undisbursed portion of loans-in-process	(2,898)	(1,676)
Deferred loan costs	2,467	2,151
Allowance for loan losses	(2,353)	(2,353)

Net loans	$321,615	$306,517

The following table summarizes the loans individually evaluated for impairment by loan segment at December 31, 2013:
	One- to four- family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Total
	(Dollars in Thousands)
Individually evaluated for impairment	$10,556	$380	$2,047	$1,205	$-	$-	$14,188
Collectively evaluated for impairment	276,003	7,253	14,215	11,658	740	342	310,211
Total loans	$286,559	$7,633	$16,262	$12,863	$740	$342	$324,399

The following table summarizes the loans individually evaluated for impairment by loan segment at September 30, 2013:

	One- to four- family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$10,754	$383	$2,776	$1,205	$-	$-	$15,118
Collectively evaluated for impairment	260,037	5,333	16,730	10,151	588	438	293,277
Total loans	$270,791	$5,716	$19,506	$11,356	$588	$438	$308,395

The loan portfolio is segmented at a level that allows management to monitor risk and performance.  Management evaluates for potential impairment all construction loans, commercial real estate and commercial business loans and all loans 90 plus days delinquent as to principal and/or interest.   Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

Once the determination is made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is generally measured by comparing the recorded investment in the loan to the fair value of the loan using one of the following three methods:  (a) the present value of the expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. Management primarily utilizes the fair value of collateral method as a practically expedient alternative.  On collateral based loans, any portion of the loan deemed uncollectible is charged-off against the loan loss allowance.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required  as of December 31, 2013:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$10,556	$10,556	$10,882
Mult-family residential	-	-	380	380	380
Commercial real estate	-	-	2,047	2,047	2,047
Construction and land development	-	-	1,205	1,205	1,205
Total Loans	$-	$-	$14,188	$14,188	$14,514

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of September 30, 2013:
			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$10,754	$10,754	$10,754
Multi-family residential	-	-	383	383	383
Commercial real estate	-	-	2,776	2,776	2,776
Construction and land development	-	-	1,205	1,205	1,205
Total Loans	$-	$-	$15,118	$15,118	$15,118

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended December 31, 2013
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$10,655	$71	$21
Multi-family residential	382	7	-
Commercial real estate	2,384	10	7
Construction and Land Development	1,205	23	-
Total loans	$14,626	$111	$28

	Three Months Ended December 31, 2012
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$24,676	$166	$69
Multi-family residential	914	16	-
Commercial real estate	1,672	19	-
Construction and Land Development	2,152	35	-
Total loans	$29,414	$236	$69

Federal regulations and our policies require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets.  The Company has incorporated an internal asset classification system, consistent with Federal banking regulations, as a part of its credit monitoring system.  Management currently classifies problem and potential problem assets as “special mention”, “substandard,” “doubtful” or “loss” assets.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

The following table presents the classes of the loan portfolio in which a formal risk weighting system is utilized summarized by the aggregate “Pass” and the criticized category of “special mention”, and the classified categories of “substandard” and “doubtful” within the Company’s risk rating system as applied to the loan portfolio.  The Company had no loans classified as “doubtful” or “loss” at either of the dates presented.

	December 31, 2013
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
Multi-family residential	7,253	-	380	-	7,633
Commercial real estate	12,762	1,453	2,047	-	16,262
Construction and land development	4,082	7,576	1,205	-	12,863
Commercial business	740	-	-	-	740
	$24,837	$9,029	$3,632	$-	$37,498

	September 30, 2013
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
Multi-family residential	$5,333	$-	$383	$-	$5,716
Commercial real estate	15,273	1,457	2,776	-	19,506
Construction and land development	2,633	7,518	1,205	-	11,356
Commercial business	588	-	-	-	588
Total loans	$23,827	$8,975	$4,364	$-	$37,166

The Company evaluates the classification of one-to-four family residential and consumer loans primarily on a pooled basis.  If the Company becomes aware that adverse or distressed conditions exist that may affect a particular single-family residential loan, the loan is downgraded following the above definitions of special mention and substandard.

The following table represents loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status:

	December 31, 2013
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$281,178	$5,381	$286,559
Consumer	342	-	342
Total loans	$281,520	$5,381	$286,901

	September 30, 2013
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$266,532	$4,259	$270,791
Consumer	438	-	438
Total loans	$266,970	$4,259	$271,229

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due.  The following table presents the loan categories of the loan portfolio summarized by the aging categories of performing and delinquent loans and nonaccrual loans:

	December 31, 2013
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$281,412	$1,398	$3,749	$-	$1,398	$286,559	$5,381
Multi-family residential	7,633	-	-	-	-	7,633	-
Commercial real estate	15,816	-	446	-	-	16,262	1,031
Construction and land development	11,658	1,205	-	-	1,205	12,863	-
Commercial business	740	-	-	-	-	740	-
Consumer	342	-	-	-	-	342	-
Total loans	$317,601	$2,603	$4,195	$-	$2,603	$324,399	$6,412

	September 30, 2013
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$264,272	$3,589	$2,930	$-	$3,589	$270,791	$4,259
Multi-family residential	5,716	-	-	-	-	5,716	-
Commercial real estate	18,686	355	465	-	355	19,506	2,375
Construction and land development	11,356	-	-	-	-	11,356	-
Commercial business	588	-	-	-	-	588	-
Consumer	437	1	-	-	1	438	-
Total loans	$301,055	$3,945	$3,395	$-	$3,945	$308,395	$6,634

The allowance for loan losses is established through a provision for loan losses charged to expense.  The Company maintains the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date.  Management reviews the allowance for loan losses no less than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio in view of these inherent losses.  For each primary type of loan, a loss factor is established reflecting an estimate of the known and inherent losses in such loan type using both a quantitative analysis as well as consideration of qualitative factors.  The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loans, the borrowers’ ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

Commercial real estate loans entail significant additional credit risks compared to one-to four-family residential mortgage loans, as they generally involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is also the primary occupant, and thus may be subject to a greater extent to the effects of adverse conditions in the real estate market and in the economy in general. Commercial business loans typically involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements.  These events may adversely affect the borrowers and the value of the collateral property.

The following table summarizes the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment.  Activity in the allowance is presented for the three month periods ended December 31, 2013 and 2012:

	Three Months Ended December 31, 2013

	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2013.	$1,384	$22	$70	$653	$4	$2	$218	$2,353
Charge-offs	(10)	-	-	-	-	-	-	(10)
Recoveries	10	-	-	-	-	-	-	10
Provision (recovery)	(82)	4	(19)	104	-	(1)	(6)	-
ALLL balance at December 31, 2013	$1,302	$26	$51	$757	$4	$1	$212	$2,353

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,302	$26	$51	$757	$4	$1	$212	$2,353

	Three Months Ended December 31, 2012

	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2012	$830	$7	$125	$745	$3	$1	$170	$1,881
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	200	-	-	-	200
Provision (recovery)	75	-	-	(86)	-	-	11	-
ALLL balance at December 31, 2012	$905	$7	$125	$859	$3	$1	$181	$2,081

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$905	$7	$125	$859	$3	$1	$181	$2,081

The following table summarizes information regarding troubled debt restructurings for the three months ended December 31, 2013:

	As of and for the Three Months Ended December 31, 2013

	Restructured Current Period

(amount in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

One-to four- family	1	$1,475	$1,475

There were no other troubled debt restructuring modifications approved during the three months ended December 31, 2012.  In addition, no troubled debt restructurings defaulted during the three months ended December 31, 2013 or 2012.

6.        DEPOSITS

Deposits consist of the following major classifications:
	December 31,		September 30,
	2013		2013

	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$65,149	16.7%	$65,298	12.0%
Interest-bearing checking accounts	37,160	9.6	36,063	6.6
Non-interest bearing checking accounts	2,526	0.6	3,474	0.6
Passbook, club and statement savings (1)	74,827	19.2	223,615	41.3
Certificates maturing in six months or less	95,872	24.6	65,831	12.1
Certificates maturing in more than six months	113,436	29.3	148,467	27.4

Total	$388,970	100.0%	$542,748	100.0%

(1) Includes $145.7 million of funds held in escrow at September 30, 2013 from the Company’s second-step conversion relating to stock subscriptions.
Certificates of $100,000 and over totaled $77.2 million as of December 31, 2013 and $78.7 million as of September 30, 2013.

7.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	December 31,	September 30,
	2013	2013
Deferred tax assets:	(Dollars in Thousands)
Allowance for loan losses	$1,043	$1,037
Real estate owned expenses	12	-
Nonaccrual interest	123	125
Accrued vacation	89	86
Capital loss carryforward	753	1,423
Impairment loss	934	1,117
Split dollar life insurance	21	21
Post-retirement benefits	135	136
Unrealized loss on available for sale securities	846	666
Employee benefit plans	504	455

Total deferred tax assets	4,460	5,066
Valuation allowance	(1,687)	(2,540)
Total deferred tax assets, net of valuation allowance	2,773	2,526

Deferred tax liabilities:
Property	478	461
Deferred loan fees	838	759

Total deferred tax liabilities	1,316	1,220

Net deferred tax asset	$1,457	$1,306

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be realized through a carry back to taxable income in prior years or future reversals of existing taxable temporary differences, and/or to a lesser extent, future taxable income.  The tax deduction generated by the redemption of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period which starts to expired beginning in 2013.  The valuation allowance totaled $1.7 million at December 31, 2013.  The gross deferred tax assets related to capital loss carryforwards decreased by $670,000 due to a portion of the capital loss carryforward expiring during the quarter ended December 31, 2013.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations as a component of income tax expense.  As of December 31, 2013, the Internal Revenue Service conducted an audit of the Company’s tax returns for the year ended September 30, 2010, and no adverse findings were reported.  The Company’s federal and state income tax returns for taxable years through September 30, 2010 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

8.        STOCK COMPENSATION PLANS

The Company maintains a Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors of the Company.  The RRP provides for the grant of shares of common stock of the Company to  officers, employees and directors of the Company.  In order to fund the grant of shares under the RRP, the RRP Trust purchased 213,529 shares of the Company’s common stock in the open market for approximately $2.5 million, at an average purchase price per share of $11.49.  The Company made sufficient contributions to the RRP Trust to fund these purchases.  No additional purchases of shares are expected to be made by the RRP Trust under this plan.  As of December 31, 2013, all the shares had been awarded as part of the RRP.  Shares subject to awards under the RRP  generally vest at the rate of 20% per year over five years.  As of December 31, 2013, 134,052 of the awarded shares had become fully vested.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant.  During the three months ended December 31, 2013, $117,000 was recognized in compensation expense for the RRP and a tax benefit of $40,000 was recognized during this period.   During the three months ended December 31, 2012, $97,000 was recognized in compensation expense for the RRP and a tax benefit of $33,000 was recognized during this period.   At December 31, 2013, approximately $312,000 in additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the three months ended December 31, 2013 is presented in the following table:
Three Months Ended
December 31, 2013
Weighted Average
	Number of	Grant Date Fair
	Shares	Value

Nonvested stock awards at October 1, 2013	79,477	$9.56
Issued	-	-
Forfeited	-	-
Vested	-	-
Nonvested stock awards at the December 31, 2013	79,477	$9.56

The Company maintains a Stock Option Plan which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date.  Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.   A total of 533,821 shares of common stock were approved for future issuance pursuant to the Stock Option Plan.  As of December 31, 2013, all of the options had been awarded, but 17,082 shares were made available due to shares that were forfeited during fiscal year September 30, 2013 under the Plan.  As of December 31, 2013, 331,502 options were vested.

A summary of the status of the Company’ stock options under the Stock Option Plan as of December 31, 2013 and changes during the three month period ended December 31, 2013 are presented below:

	Three Months Ended
	December 31, 2013
	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at October 1, 2013	516,739	$10.86
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2013	516,739	$10.86
Exercisable at December 31, 2013	314,420	$11.79

The weighted average remaining contractual term was approximately 6.0 years for options outstanding as of December 31, 2013.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010 and $3.34 for options granted during 2013.  The fair value was estimated on the date of grant using the Black-Scholes pricing model. No options were granted in fiscal years 2011 and 2012.

During the three months ended December 31, 2013, $79,000 was recognized in compensation expense for the Stock Option Plan and tax benefit of $8,000 was recognized during this period.    During the three months ended December 31, 2012, $61,000 was recognized in compensation expense for the Stock Option Plan and tax benefit of $6,000 was recognized during this period.    At December 31, 2013, approximately $332,000 in additional compensation expense for awarded but unvested options remained unrecognized.  The weighted average period over which this expense will be recognized is approximately 1.6 years

9.	COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2013, the Company had $13.3 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.25% to 6.00%.  At September 30, 2013, the Company had $12.8 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.25% to 6.00%.   The aggregate undisbursed portion of loans-in-process amounted to $2.9 million at December 31, 2013 and $1.7 million at September 30, 2013.

The Company also had commitments under unused lines of credit of $3.2 million and $4.7 million, respectively, at December 31, 2013 and September 30, 2013 and letters of credit outstanding of $204,000 and $187,000, respectively, at December 31, 2013 and September 30, 2013.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At December 31, 2013, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

The Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition, operations or cash flows of the Company. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company’s interests and not have a material adverse effect on the financial condition and operations of the Company.

10.	FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2013 and September 30, 2013, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets as of December 31, 2013 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$16,766	$-	$16,766
Mortgage-backed securities - U.S. Government agencies	-	22,190	-	22,190
Mortgage-backed securities - Non-agency	-	3,601	-	3,601
FHLMC preferred stock	77	-	-	77
Total	$77	$42,557	$-	$42,634

Those assets as of September 30, 2013 which are measured at fair value on a recurring basis are as follows:
	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$17,259	$-	$17,259
Mortgage-backed securities - U.S. Government agencies	-	20,959	-	20,959
Mortgage-backed securities - Non-agency	-	3,530	-	3,530
FHLMC preferred stock	33	-	-	33
Total	$33	$41,748	$-	$41,781

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreements.  Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral.  These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses.  The collateral underlying these loans had a fair value in excess of $14.2 million.

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

Summary of Non-Recurring Fair Value Measurements

	At December 31, 2013
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$14,188	$14,188
Real estate owned	-	-	406	$406
Total	$-	$-	$14,594	$14,594

	At September 30, 2013
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$15,118	$15,118
Real estate owned	-	-	406	$406
Total	$-	$-	$15,524	$15,524

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At December 31, 2013
	(Dollars in Thousands)
		Valuation
	Fair Value	Technique	Unobservable Input	Range
Impaired loans	$14,188	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount

Real estate owned	$406	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount

	At September 30, 2013
	(Dollars in Thousands)
		Valuation
	Fair Value	Technique	Unobservable Input	Range
Impaired loans	$15,118	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount

Real estate owned	$406	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount

The fair value of financial instruments amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

			Fair Value Measurements at
			December 31, 2013
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$56,406	$56,406	$56,406	$-	$-
Investment and mortgage-backed securities available for sale	42,634	42,634	77	42,557	-
Investment and mortgage-backed securities held to maturity	82,984	77,818	-	77,818	-
Loans receivable, net	321,615	320,700	-	-	320,700
Accrued interest receivable	1,838	1,838	1,838	-	-
Federal Home Loan Bank stock	1,181	1,181	1,181	-	-
Bank owned life insurance	7,167	7,167	7,167	-	-

Liabilities:
Checking accounts	39,686	39,686	39,686	-	-
Money market deposit accounts	65,149	65,149	65,149	-	-
Passbook, club and statement savings accounts	74,827	74,827	74,827	-	-
Certificates of deposit	209,308	213,568	-	213,568	-
Advances from Federal Home Loan Bank	340	340	340	-	-
Accrued interest payable	17	17	17	-	-
Advances from borrowers for taxes and insurance	2,467	2,467	2,467	-	-

			Fair Value Measurements at
			September 30, 2013
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$158,984	$158,984	$158,984	$-	$-
Investment and mortgage-backed securities available for sale	41,781	41,781	33	41,748	-
Investment and mortgage-backed securities held to maturity	83,732	80,582	-	80,582	-
Loans receivable, net	306,517	308,606	-	-	308,606
Accrued interest receivable	1,791	1,791	1,791	-	-
Federal Home Loan Bank stock	1,181	1,181	1,181	-	-
Bank owned life insurance	7,119	7,119	7,119	-	-

Liabilities:
Checking accounts	39,537	39,537	39,537	-	-
Money market deposit accounts	65,298	65,298	65,298	-	-
Passbook, club and statement savings accounts	223,615	223,615	223,615	-	-
Certificates of deposit	214,298	218,572	-	218,572	-
Advances from Federal Home Loan Bank	340	340	340	-	-
Accrued interest payable	1,666	1,666	1,666	-	-
Advances from borrowers for taxes and insurance	1,480	1,480	1,480	-	-

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

Bank Owned Life Insurance—The fair value of bank owned life insurance is based on the cash surrender value obtained from an independent advisor that is derivable from observable market inputs.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2013 (the “Form 10-K”).

Overview. Prudential Bancorp, Inc. (the “Company”) was formed by Prudential Bancorp, Inc. of  Pennsylvania to become the successor holding company for Prudential Savings Bank (the “Bank”) as a result of the second-step conversion completed October 2013.  The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings.  Results of operations are also affected by our provisions for loan losses, non-interest income (which includes impairment charges) and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy expense, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking (the “Department”). The Bank’s main office is in Philadelphia, Pennsylvania, with six additional full-service banking offices located in Philadelphia and Delaware Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities.  In November 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank.  In March 2006, all mortgage-backed securities then owned by the Company were transferred to PSB Delaware, Inc.  PSB Delaware, Inc.’s. activities are included as part of the consolidated financial statements.

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements.  These policies are described in Note 1 of the notes to our consolidated financial statements included in Item 1 hereof as well as in Note 2 to our audited consolidated financial statements included in the Form 10-K. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as well as contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

In determining the allowance for loan losses, management has established  general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and those for criticized and classified loans. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar commercial real estate loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historical loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios and external factors. Estimates are periodically measured against actual loss experience.

This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on our commercial, construction and residential loan portfolios and historical loss experience.  All of these estimates may be susceptible to significant change.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance.  In addition, the Department and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses.  The Department and the FDIC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations.  To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely affect earnings in future periods.

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of December 31, 2013 or September 30, 2013.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  The Company determines whether the unrealized losses are temporary in accordance with U.S. GAAP.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  In addition the Company also considers the likelihood that the security will be required to be sold by a regulatory agency, our internal intent not to dispose of the security prior to maturity and whether the entire cost basis of the security is expected to be recovered.  In determining whether the cost basis will be recovered, management evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

In addition, certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, FHLB stock and loans transferred into real estate owned at fair value on a non-recurring basis.

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

Forward-looking Statements.  In addition to historical information, this Quarterly Report on Form 10-Q includes certain “forward-looking statements” based on management’s current expectations. The Company’s actual results could differ materially, as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, from management’s expectations. Such forward-looking statements include statements regarding management’s current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company’s control. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made unless required by law or regulations.

Market Overview. Although the economy improved during 2012 and 2013, we still view the current environment as challenging.

The Company continues to focus on the credit quality of its customers,  closely monitoring the financial status of borrowers throughout the Company’s markets, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and performing the analysis required to maintain adequate reserves for loan losses.

Despite the current market and economic conditions, the Company continues to maintain capital well in excess of regulatory requirements.

The following discussion provides further details on the financial condition of the Company at December 31, 2013 and September 30, 2013, and the results of operations for the three months ended December 31, 2013 and 2012.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2013 AND SEPTEMBER 30, 2013

At December 31, 2013, we had total assets of $525.2 million, as compared to $607.9 million at September 30, 2013, a decrease of 13.6%. The primary reason for the $82.7 million decrease in assets was the return to subscribers of $74.3 million in excess subscription funds received in connection with the second-step conversion offering. Cash and cash equivalents decreased $102.6 million to $56.4 million at December 30, 2013, compared to $159.0 million at September 30, 2013.  This decrease was attributable to the $74.3 million returned to subscribers, the use of cash and cash equivalents to fund the increase in outstanding loan balances of $15.1 million and a reduction of deposits of $8.1 million (excluding the excess subscription funds held in escrow related to the second-step stock offering).  Loans receivable increased to $321.6 million at December 31, 2013 from $306.5 million at September 30, 2013.  A majority of the loan growth consisted of the origination of single-family residential loans within our immediate market area.

Total liabilities decreased to $394.7 million at December 31, 2013 from $548.0 million at September 30, 2013. The $153.3 million decrease in total liabilities was primarily due to the return of $74.3 million to subscribers due to an oversubscription in the offering as well as the transfer to equity of $69.4 million of net proceeds from the offering.  In addition, the Company experienced a modest decrease in deposits primarily due to our determination to let certain higher costing certificates of deposit run-off as part of our asset/liability management strategy. The deposit outflows experienced during the quarter were funded from cash and cash equivalents.

Total stockholders’ equity increased by $70.6 million to $130.5 million at December 31, 2013 from $59.9 million at September 30, 2013. The increase reflected the receipt of net proceeds of approximately $69.4 million from the Company’s second-step offering which closed October 9, 2013.  Other items that impacted equity this quarter were the recognition of $338,000 in earnings, the receipt of $847,000 of cash transferred from the mutual holding company as part of the conversion, partially offset by the decline in the market value of the remaining available for sale securities in the portfolio due to changes in market rates since September 30, 2013.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

Net income.  Net income of $338,000, or $0.04 per diluted share, for the quarter ended December 31, 2013 as compared to $272,000 or $0.03 per diluted share, for the comparable period ended December 31, 2012.  The improved profitability for the three months ended December 31, 2013 reflected a return to a more normalized effective tax rate than experienced in the first quarter of fiscal 2013.

Net interest income.  For the three months ended December 31, 2013, net interest income remained stable at $3.2 million as compared to the first quarter of fiscal 2013. Interest income declined $328,000 or 7.5% substantially offset by a $315,000 or 25.8% decrease in interest paid on deposits and borrowings. The decrease in interest income resulted from a 63 basis point decrease to 3.11% in the weighted average yield earned on interest-earning assets partially offset by a $49.0 million or 10.4% increase to $519.1 million in the average balance of interest-earning assets for the three months ended December 31, 2013, as compared to the same period in fiscal 2013.  The decrease in the weighted average yield earned was primarily due to the origination of new loans at lower current market rates of interest combined with the reinvestment at lower current market rates of the proceeds from called investment and mortgage-backed securities. The increase in the average balance of interest-earning assets reflected the Company’s efforts to grow the loan portfolio in a controlled manner.  The decrease in interest expense resulted primarily from a 24 basis point decrease to 0.91% in the weighted average rate paid on interest-bearing liabilities, reflecting the continued repricing downward of interest-bearing liabilities during the past year combined with a $28.0 million or 6.6% decrease in the average balance of interest-bearing liabilities, primarily certificates of deposit, for the three months ended December 31, 2013, as compared to the same period in fiscal 2013.

For the three months ended December 31, 2013, the net interest margin was 2.42%, as compared to 2.70% for the same period in fiscal 2013. The decrease was primarily due to a reduced yield earned on interest-earning assets of 63 basis points, partially offset by a decline in rates paid on interest-bearing liabilities.

Average balances, net interest income, and yields earned and rates paid. The following table shows for the periods indicated the total dollar amount of interest earned from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities and the resulting costs, expressed both in dollars and rates, and the net interest margin.  Average yields and rates have been annualized.  Tax-exempt income and yields have not been adjusted to a tax-equivalent basis.  All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months
	Ended December 31,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$87,135	$548	2.50%	$73,232	$476	2.60%
Mortgage-backed securities	40,962	329	3.19	68,626	634	3.70
Loans receivable(2)	313,957	3,138	3.97	268,333	3,253	4.85
Other interest-earning assets	77,003	54	0.28	59,864	34	0.23
Total interest-earning assets	519,057	4,069	3.11	470,055	4,397	3.74
Cash and non-interest-bearing balances	2,446			2,720
Other non-interest-earning assets	13,421			18,739
Total assets	$534,924			$491,514
Interest-bearing liabilities:
Savings accounts	$82,277	72	0.35	$71,048	61	0.34
Money market deposit and NOW accounts	99,486	87	0.35	105,562	93	0.35
Certificates of deposit	211,205	745	1.40	244,504	1,065	1.74
Total deposits	392,968	904	0.91	421,114	1,219	1.16
Advances from Federal Home Loan Bank	340	-	0.00	378	-	0.00
Advances from borrowers for taxes and insurance	1,932	1	0.21	1,717	1	0.23
Total interest-bearing liabilities	395,240	905	0.91	423,209	1,220	1.15
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	2,544			3,427
Other liabilities	12,628			4,929
Total liabilities	410,412			431,565
Stockholders’ equity	124,512			59,949
Total liabilities and stockholders’ equity	$534,924			$491,514
Net interest-earning assets	$50,575			$46,846
Net interest income; interest rate spread		$3,164	2.20%		$3,177	2.59%
Net interest margin(3)			2.42%			2.70%

Average interest-earning assets to average interest-bearing liabilities		131.33%			111.07%

(1)	Yields and rates for the three month periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

        Provision for loan losses.  The allowance is maintained at a level sufficient to provide for estimated probable losses in the loan portfolio at each reporting date.  At least quarterly, management performs an analysis to identify the inherent risk of loss in the Company’s loan portfolio. This analysis includes a qualitative evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, delinquencies, and other factors.

The Company’s methodology for assessing the adequacy of the allowance establishes both specific and general pooled allocations of the allowance.  Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system.  The resulting determinations are reviewed and approved by senior management.

The Company determined that a provision for loan loss was not necessary for the three month period ended December 31, 2013.  During the period, the Company recorded a charge-off of $10,000 relating to four single-family residential loans which was offset by a $10,000 recovery relating to a single-family residential loan. The Company believes that the allowance for loan losses at December 31, 2013 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.  At December 31, 2013, the Company’s non-performing assets totaled $6.8 million or 1.3% of total assets as compared to $7.0 million or 1.2% of total assets at September 30, 2013.  Non-performing assets at December 31, 2013 included $6.4 million in non-performing loans consisting of ten one-to four-family residential loans aggregating $2.6 million, seven single-family residential investment property loans aggregating $2.8 million and six commercial real estate loans aggregating $1.0 million.  Non-performing assets also included two one-to-four family residential real estate owned properties with an aggregate carrying value of $406,000.  The decrease in non-performing assets during the  quarter ended December 31, 2013 was primarily due to a $1.3 million performing troubled debt restructuring (“TDR”) loan being placed on accrual status and one single-family loan in the amount of $492,000 being repaid in full during the period, partially offset by one loan in the amount of $1.5 million (consisting the consolidation of a group of investment property loans) related to an individual borrower being classified as a TDR, and as a result being placed on non-accrual.  However, such loan is performing in accordance with its restructured terms.

At December 31, 2013, we had $2.6 million of loans delinquent 30-89 days as to interest and/or principal.  Such amount consisted of six loans which were one-to four-family residential mortgage loans and one construction loan.

Our total classified loans and real estate owned at December 31, 2013 amounted to $14.6 million as compared to $15.5 million at September 30, 2013. All of such assets were classified “substandard” and consisted of 43 loans and two real estate owned properties. We did not have any assets classified as “doubtful” or “loss” at either of such dates.  At December 31, 2013, we also had a total of seven loans aggregating $9.1 million that had been designated “special mention.” All of the loans so designated related to various projects with one borrower which were downgraded due to concerns with respect to future cash flows of the involved projects. We are in discussions with the borrower to explore various alternatives available to improve the various projects’ cash flow situation. At September 30, 2013 we had a total of six loans aggregating $8.9 million to the same borrower whose loans were criticized as “special mention” as of December 31, 2013.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past and real estate owned). At neither date did the Company have any accruing loans 90 days or more past due.

(Dollars in Thousands)	December 31,	September 30,
	2013	2013
Non-accruing loans:
One-to-four family residential	$5,381	$4,259
Commercial real estate	1,031	2,375
Total non-accruing loans	6,412	6,634
Real estate owned, net: (1)	406	406
Total non-performing assets	$6,818	$7,040

Total non-performing loans as a percentage of loans, net	1.99%	2.15%
Total non-performing loans as a percentage of total assets	1.22%	1.09%
Total non-performing assets as a percentage of total assets	1.30%	1.12%

(1)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

The allowance for loan losses totaled $2.4 million, or 0.7% of total loans and 36.7% of total non-performing loans at December 31, 2013 as compared to $2.4 million, or 0.8% of total loans and 35.5% of total non-performing loans at September 30, 2013.

Non-interest income. With respect to the quarter ended December 31, 2013, non-interest income amounted to $161,000 as compared to $224,000 for the same quarter in fiscal 2013. A significant factor for the decrease was the reduced level of gains experienced from the sale of mortgage-backed securities during the fiscal 2014 period.

Non-interest expenses.  For the three months ended December 31, 2013, non-interest expense increased $25,000 to $2.8 million as compared to the same quarter in fiscal 2013. The primary reasons for the increase were increases in salaries and benefits, professional services and other expenses, partially offset by a reduction in deposit insurance, real estate owned expense and directors compensation.

Income tax expense. We recorded income tax expense for the three months ended December 31, 2013 of $184,000, resulting in an effective tax rate of 35.3% compared to income tax expense of $351,000, for the three months ended December 31, 2012, reflecting an effective tax rate of 56.3%.  The substantially higher effective tax rate for the first quarter of fiscal 2013 was primarily due to an increase in the valuation allowance adjustment associated with unrealized gains in the available-for-sale portfolio.  As a result of the full valuation allowance of the capital loss carryforward component of the Company’s deferred tax asset, management believes that on an ongoing basis, the Company’s effective tax rate will have less volatility and be within a more normalized range.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At December 31, 2013, our cash and cash equivalents amounted to $56.4 million.  In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $42.6 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At December 31, 2013, the Company had $13.3 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process.  The Company also had commitments under unused lines of credit of $3.6 million and letters of credit outstanding of $204,000 at December 31, 2013.  Certificates of deposit at December 31, 2013 maturing in one year or less totaled $95.9 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise.  Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member.  Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances.  However, use of FHLB advances has been modest.  At December 31, 2013, we had $340,000 in outstanding FHLB advances and had the ability to obtain an additional $181.1 million in FHLB advances.  Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities.  The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of December 31, 2013 and September 30, 2013 and compares them to current regulatory guidelines.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions
December 31, 2013:
Tier 1 capital (to average assets)
The Company	24.67%	4.0%	N/A
The Bank	17.39%	4.0%	5.0%

Tier 1 capital (to risk-weighted assets)
The Company	55.25%	4.0%	N/A
The Bank	39.00%	4.0%	6.0%

Total capital (to risk-weighted assets)
The Company	56.24%	8.0%	N/A
The Bank	39.98%	8.0%	10.0%

September 30, 2013:
Tier 1 capital (to average assets)
Company	12.54%	4.0%	N/A
Bank	11.81%	4.0%	5.0%

Tier 1 capital (to risk-weighted assets)
Company	26.69%	4.0%	N/A
Bank	25.69%	4.0%	6.0%

Total capital (to risk-weighted assets)
Company	27.72%	8.0%	N/A
Bank	26.18%	8.0%	10.0%

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements, accompanying notes, and related financial data of the Company presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation to a larger extent than interest rates. In the current interest rate environment, liquidity and the maturity structure of the Company’s assets and liabilities are critical to the maintenance of acceptable performance levels.

How We Manage Market Risk.  Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises primarily from interest rate risk which is inherent in our lending, investment and deposit gathering activities.  To that end, management actively monitors and manages interest rate risk exposure.  In addition to market risk, our primary risk is credit risk on our loan portfolio.  We attempt to manage credit risk through our loan underwriting and oversight policies.

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread.  We monitor interest rate risk as such risk relates to our operating strategies.   We have established an Asset/Liability Committee which is comprised of our President and Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Treasurer and Controller.  The Asset/Liability Committee meets on a regular basis and is responsible for reviewing our asset/liability policies and interest rate risk position. Both the extent and direction of shifts in interest rates are uncertainties that could have a negative impact on future earnings.

In recent years, we primarily have reduced our investment in longer term fixed-rate callable agency bonds and increased our portfolio of step-up callable agency bonds and agency issued mortgage-backed securities.  However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a low interest rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities.

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a Company’s interest rate sensitivity “gap.”  An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2013, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2013, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 8.2% to 46.8%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 0.4% to 23.0%.   For savings accounts, checking accounts and money markets, the decay rates vary on annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$7,973	$7,017	$9,082	$8,730	$95,302	$128,104
Loans receivable(3)	19,224	45,109	85,056	61,371	110,741	321,501
Other interest-earning assets(4)	55,295	-	-	-	-	55,295
Total interest-earning assets	$82,492	$52,126	$94,138	$70,101	$206,043	$504,900

Interest-bearing liabilities:
Savings accounts	$1,837	$5,299	$10,326	$9,469	$49,486	$76,417
Money market deposit and NOW accounts	3,813	11,448	22,796	17,166	45,360	100,583
Certificates of deposit	33,823	62,049	64,701	48,874	-	209,447
Advances from Federal Home Loan Bank	-	-	340	-	-	340
Advances from borrowers for taxes and insurance	2,467	-	-	-	-	2,467
Total interest-bearing liabilities	$41,940	$78,796	$98,163	$75,509	$94,846	$389,254

Interest-earning assets less interest-bearing liabilities	$40,552	($26,670)	($4,025)	($5,408)	$111,197	$115,646

Cumulative interest-rate sensitivity gap (5)	$40,552	$13,882	$9,857	$4,449	$115,646

Cumulative interest-rate gap as a percentage of total assets at December 31 , 2013	7.72%	2.64%	1.88%	0.85%	22.02%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2013	196.69%	111.50%	104.50%	101.51%	129.71%

(1)
Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, investment securities are stated at amortized cost.

(3)
For purposes of the gap analysis, loans receivable includes non-performing loans and is gross of the allowance for loan losses and unamortized deferred loan fees, but net of the undisbursed portion of loans-in-process.

(4)	Includes FHLB stock.

(5)	Cumulative interest-rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as variable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.  Finally, the ability of many borrowers to service their variable-rate loans may be adversely affected in the event of an interest rate increase.

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The following table sets forth our NPV as of December 31, 2013 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

		(Dollars in Thousands)

300	$104,823	$(38,841)	(27.04)%	23.28%	(4.52)%
200	117,198	(26,466)	(18.42)%	24.86%	(2.94)%
100	130,534	(13,130)	(9.14)%	26.43%	(1.37)%
Static	143,664	-	-	27.80%	-
(100)	153,829	10,165	7.08%	28.66%	0.86%
(200)	157,883	14,219	9.90%	28.77%	0.97%
(300)	159,401	15,737	10.95%	28.61%	0.81%

At September 30, 2013, the Company’s NPV was $80.6 million or 13.26% of the market value of assets.  Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $55.4 million or 9.84% of the market value of assets.

As is the case with the GAP Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in NPV requires the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  Accordingly, although the NPV model provides an indication of interest rate risk exposure at a particular point in time, such model is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of period covered by this report, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)
On October 9, 2013, the Company completed the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure pursuant to a plan of conversion and reorganization.  Upon completion of the conversion and reorganization, Prudential Bancorp, Inc., a new Pennsylvania company, became the holding company for the Bank and sole owner of all of the issued and outstanding shares of the Bank’s common stock.  In connection with the conversion and reorganization, 7,141,602 shares of common stock, par value $.01 per share, of the Company were sold in a subscription offering to certain depositors of the Bank for $10.00 per share, or approximately $71.4 million in the aggregate (the “Offering”), and 2,403,207 shares of common stock were issued in exchange for the outstanding shares of common stock of the former Pennsylvania-chartered mid-tier holding company, Prudential Bancorp, Inc. of Pennsylvania (“Old Prudential Bancorp”),  for the Bank held by the “public” shareholders of Old Prudential Bancorp (the “Exchange”). Each share of common stock of Old Prudential Bancorp was converted into the right to receive 0.9442 shares of common stock of the Company in the conversion and reorganization.

Pursuant to a registration statement on Form S-1 (File No. 333-189321), which was declared effective by the SEC on August 12, 2013, 9,545,000 shares of common stock were registered and 9,544,809 shares were issued in the Offering and the Exchange. The Offering commenced on August 22, 2013 and was completed on October 9, 2013.  Sandler O’Neill & Partners, L.P. (“Sandler O’Neill”) was engaged to assist in the marketing of the common stock in the Offering. For their services, Sandler O’Neill received a fee of 1.0% of the aggregate dollar amount of common stock sold in the Offering, excluding shares sold to officers, employees and directors and their immediate families.  Sandler O’Neill also received a records management fee of $10,000.

Expenses related to the Offering were approximately $2.0 million, including the fees and expenses paid to Sandler O’Neill described above, none of which were paid to officers or directors of the Company or the Bank or associates of such persons. Net proceeds of the Offering were approximately $69.4 million. Of the net proceeds of the Offering, $34.8 million was contributed to the Bank.  All other proceeds were retained by the Company for future capital needs and general corporate purposes.

Initially, both the Company and the Bank have invested the net proceeds from the Offering in short-term investments until these proceeds can be deployed for other purposes.

(c)	There were no repurchases of common stock by the Company during the quarter ended December 31, 2013.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications

The following Exhibits are being furnished* as part of this quarterly report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*
These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date: February 14, 2014	By:	/s/ Thomas A. Vento
Thomas A. Vento
Chairman, President and Chief Executive Officer

Date: February 14, 2014	By:	/s/ Joseph R. Corrato
Joseph R. Corrato
Executive Vice President and Chief Financial Officer

