Form 10-Q
period 2014-03-31
PRUDENTIAL BANCORP, INC.
filed 2014-05-15
CIK 1578776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-55084

Prudential Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	46-2935427
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1834 Oregon Avenue Philadelphia, Pennsylvania	19145
(Address of Principal Executive Offices)	Zip Code

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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of May 1, 2014, 9,544,809 shares were issued and outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	March 31,	September 30,
	2014	2013
	(Dollars in Thousands,
ASSETS	except per share data)

Cash and amounts due from depository institutions	$2,761	$2,670
Interest-bearing deposits	48,591	156,314

Total cash and cash equivalents	51,352	158,984

Investment and mortgage-backed securities available for sale (amortized cost—March 31, 2014, $49,296; September 30, 2013, $43,744)	47,371	41,781
Investment and mortgage-backed securities held to maturity (fair value—March 31, 2014, $78,846; September 30, 2013, $80,582)	82,300	83,732
Loans receivable—net of allowance for loan losses (March 31, 2014, $2,390; September 30, 2013, $2,353)	318,562	306,517
Accrued interest receivable	1,772	1,791
Real estate owned	489	406
Federal Home Loan Bank stock—at cost	1,181	1,181
Office properties and equipment—net	1,425	1,525
Bank owned life insurance	7,214	7,119
Prepaid expenses and other assets	2,594	3,555
Deferred tax asset-net	1,129	1,306
TOTAL ASSETS	$515,389	$607,897

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$2,616	$3,474
Interest-bearing	380,854	539,274
Total deposits	383,470	542,748
Advances from Federal Home Loan Bank	340	340
Accrued interest payable	562	1,666
Advances from borrowers for taxes and insurance	1,460	1,480
Accounts payable and accrued expenses	1,095	1,751

Total liabilities	386,927	547,985

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 9,544,809 issued and outstanding at March 31, 2014 and 11,862,693 issued and 9,646,183 outstanding at September 30, 2013	95	118
Additional paid-in capital	94,271	55,297
Unearned ESOP shares	(5,491)	(2,565)
Treasury stock, at cost: 2,398,509 shares at September 30, 2013	-	(31,625)
Retained earnings	40,852	39,979
Accumulated other comprehensive loss	(1,265)	(1,292)

Total stockholders’ equity	128,462	59,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$515,389	$607,897
See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME:
Interest on loans	$3,166	$3,135	$6,305	$6,388
Interest on mortgage-backed securities	347	544	676	1,178
Interest and dividends on investments	539	552	1,086	1,028
Interest on interest-bearing assets	33	22	87	56

Total interest income	4,085	4,253	8,154	8,650

INTEREST EXPENSE:
Interest on deposits	852	1,139	1,757	2,359

Total interest expense	852	1,139	1,757	2,359

NET INTEREST INCOME	3,233	3,114	6,397	6,291

PROVISION FOR LOAN LOSSES	-	-	-	-

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,233	3,114	6,397	6,291

NON-INTEREST INCOME:
Fees and other service charges	86	98	186	195
Gain on sale of securities available for sale, net	274	-	274	16

Total other-than-temporary impairment losses	(8)	(6)	(15)	(25)
Portion of loss recognized in other
comprehensive income, before taxes	-	-	-	5
Net impairment losses recognized in earnings	(8)	(6)	(15)	(20)

Other	61	107	129	223

Total non-interest income	413	199	574	414

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,619	1,499	3,169	2,958
Data processing	113	114	220	223
Professional services	286	261	523	444
Office occupancy	150	95	243	192
Depreciation	81	86	163	172
Payroll taxes	131	117	208	188
Director compensation	86	74	171	172
Deposit insurance	49	157	148	319
Real estate owned expense	29	273	64	386
Advertising	59	69	144	156
Other	351	368	704	672
Total non-interest expense	2,954	3,113	5,757	5,882

INCOME BEFORE INCOME TAXES	692	200	1,214	823

INCOME TAXES:
Current expense (benefit)	23	(488)	178	(436)
Deferred expense	134	674	163	973

Total income tax expense	157	186	341	537

NET INCOME	$535	$14	$873	$286

BASIC EARNINGS PER SHARE	$0.06	$0.00	$0.10	$0.03

DILUTED EARNINGS PER SHARE	$0.06	$0.00	$0.09	$0.03

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013

	(Dollars in Thousands)
Net income	$535	$14	$873	$286

Unrealized holding gains (losses) on available-for-sale securities	836	(222)	300	(564)
Tax effect	(284)	76	(102)	192
Reclassification adjustment for net gains realized in net income	(274)	-	(274)	(16)
Tax effect	93	-	93	5
Reclassification adjustment for other-than-temporary impairment losses on debt securities	8	6	15	20
Tax effect	(3)	(2)	(5)	(7)
Total other comprehensive income (loss)	376	(142)	27	(370)

Comprehensive Income (Loss)	$911	$(128)	$900	$(84)

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Stock	Earnings	Loss	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, OCTOBER 1, 2013	$118	$55,297	$(2,565)	$(31,625)	$39,979	$(1,292)	$59,912

Net income					873		873

Other comprehensive income						27	27

Second-step conversion offering	(23)	38,725		31,625			70,327

Excess tax benefit from stock compensation plans		59					59

Stock option expense		95					95

Recognition and Retention Plan expense		93					93

Purchase of ESOP Shares (285,664 shares)			(3,089)				(3,089)

ESOP shares committed to be released (14,247 shares)		2	163				165

BALANCE, March 31, 2014	$95	$94,271	$(5,491)	$-	$40,852	$(1,265)	$128,462

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Stock	Earnings	Income	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, OCTOBER 1, 2012	$126	$54,610	$(2,787)	$(31,625)	$38,224	$1,283	$59,831

Net income					286		286

Other comprehensive loss						(370)	(370)

Excess tax benefit from stock compensation plans		43					43

Stock option expense		116					116

Recognition and Retention Plan expense		195					195

ESOP shares committed to be released (10,679 shares)		(32)	111				79

BALANCE, March 31, 2013	$126	$54,932	$(2,676)	$(31,625)	$38,510	$913	$60,180

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income	$873	$286
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	163	172
Net accretion of premiums/discounts	(144)	(67)
Net amortization (accretion) of deferred loan fees and costs	109	(53)
Impairment charge on investment and mortgage-backed securities	15	20
Share-based compensation expense	247	354
Gain on sale of investment and mortgage-backed securities	(274)	(16)
Gain on sale of real estate owned	-	16
Income from bank owned life insurance	(94)	(102)
Compensation expense of ESOP	165	79
Deferred income tax expense	163	973
Excess tax benefit related to stock compensation plans	(59)	(43)
Changes in assets and liabilities which used cash:
Accrued interest receivable	19	(172)
Prepaid expenses and other assets	960	1,281
Accrued interest payable	(1,104)	(1,635)
Accounts payable and accrued expenses	(656)	(460)
Net cash provided by operating activities	383	633
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(7,000)	(33,454)
Purchase of investment and mortgage-backed securities available for sale	(8,410)	(7,968)
Loans originated or acquired	(35,654)	(43,497)
Principal collected on loans	23,417	16,521
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	8,452	8,606
Available-for-sale	1,923	10,407
Proceeds from redemption of FHLB stock	-	580
Proceeds from sale of investment and mortgage-backed securities	1,321	304
Proceeds from sale of loans	-	9,240
Proceeds from sale of real estate owned	-	628
Purchases of equipment	(63)	(49)
Net cash used in investing activities	(16,014)	(38,682)
FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts,
and savings accounts	(1,762)	1,689
Redemption of funds held in escrow relating to second-step conversion	(145,675)	-
Net decrease in certificates of deposit	(11,841)	(11,194)
Repayment of advances from Federal Home Loan Bank	-	(143)
Decrease in advances from borrowers for taxes and insurance	(20)	(7)
Issuance of common stock relating to second-step conversion	38,702	-
Cancelation of treasury stock	31,625	-
Purchase of stock for ESOP	(3,089)	-
Excess tax benefit related to stock compensation plans	59	43
Net cash used in financing activities	(92,001)	(9,612)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(107,632)	(47,661)

CASH AND CASH EQUIVALENTS—Beginning of period	158,984	81,273

CASH AND CASH EQUIVALENTS—End of period	$51,352	$33,612
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$2,861	$3,994

Income taxes paid	$-	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$83	$236

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Organization –On October 9, 2013, Prudential Mutual Holding Company (“MHC”) and Prudential Bancorp of Pennsylvania, Inc. (“Old Prudential”), the Pennsylvania -chartered mid-tier holding company for Prudential Savings Bank (the “Bank”), completed a reorganization and conversion (the  “second-step conversion”), pursuant to which Prudential Bancorp, Inc., a new Pennsylvania corporation (“Prudential” or the “Company”) , became the holding company for the Bank and the MHC and Old Prudential ceased to exist. In connection with the second-step conversion, 7,141,602 shares of common stock, par value $0.01 per share, of Prudential were sold in a subscription offering to certain depositors of the Bank for $10 per share or in the aggregate (the “Offering”), and 2,403,207 shares of common stock were issued in exchange for the outstanding shares of common stock of Old Prudential, which were held by the “public” shareholders of Old Prudential.  Each share of common stock of Old Prudential was converted into right to receive 0.9442 shares of common stock of the Company in the second step conversion.  As a result of the second-step conversion, the former MHC and Old Prudential were merged in the Company and 2,540,255 (pre-conversion) treasury shares were cancelled.

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

Basis of presentation –The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  The results for the three and six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential Bancorp, Inc. of  Pennsylvania and the accompanying notes thereto  included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

Employee Stock Ownership Plan – The Company maintains an employee stock ownership plan as (“ESOP”) for substantially all of its full-time employees.  The ESOP purchased 427,057 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005.  The ESOP purchased an additional 255,564 shares during December 2013 and an additional 30,100 shares at the beginning January 2014, of the Company’s stock for an aggregated cost of approximately $3.1 million. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  As of March 31, 2014, the Company had allocated a total of 172,725 shares from the suspense account to participants and committed to release an additional 14,247 shares.  For the three and six months ended March 31, 2014, the Company recognized $107,000 and $165,000, respectively in compensation expense related to the ESOP. At March 31, 2014, 697,302 shares were held in the ESOP.

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

FHLB Stock – FHLB stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration. Management concluded that the FHLB stock was not impaired at March 31, 2014.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The update requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors as well as any additional amount that the entity expects to pay on behalf of its co-obligors. The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  This ASU became effective for the Company on January 1, 2014 and is not expected to have a significant effect on future financial reporting.

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, during the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period. The outstanding and dilutive shares amounts for the three and six month periods ended March 31, 2013, have been adjusted to apply the exchange ratio of 0.9442 shares for every one share as a result of the second-step conversion.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31,

	2014		2013
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$535	$535	$14	$14
Weighted average shares outstanding	9,066,150	9,066,150	9,122,760	9,122,760
Effect of common stock equivalents	-	206,655	-	88,386
Adjusted weighted average shares used in earnings per share computation	9,066,150	9,272,805	9,122,760	9,211,146
Earnings per share - basic and diluted	$0.06	$0.06	$0.00	$0.00

	Six Months Ended March 31,

	2014		2013
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$873	$873	$286	$286
Weighted average shares outstanding	9,146,193	9,146,193	9,104,123	9,104,123
Effect of common stock equivalents	-	204,776	-	87,234
Adjusted weighted average shares used in earnings per share computation	9,146,193	9,350,969	9,104,123	9,191,357
Earnings per share - basic and diluted	$0.10	$0.09	$0.03	$0.03

Options to purchase 396,361 shares and 523,650 shares (in each case, on a converted basis) of common stock at an exercise price greater than the current market value were outstanding at March 31, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The exercise price for the stock options representing the anti-dilutive shares ranged from $10.71 to $11.83 at March 31, 2014 and from $7.68 to $11.83 at March 31, 2013.

3.	EARNINGS PER SHARE

The following table presents the changes in accumulated other comprehensive income by component net of tax:

	Three Months Ended March 31,
	2014	2013
	(Dollars in Thousands)

	Unrealized gains on	Unrealized gains on
	available for sale	available for sale
	securities (a)	securities (a)
Beginning Balance	$(1,641)	$1,055
Other comprehensive loss before reclassification	552	(146)
Amount reclassified from accumulated other comprehensive income	(176)	4
Total other comprehensive (loss) gain.	376	(142)
Ending Balance	$(1,265)	$913

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

	Six Months Ended March 31,
	2014	2013
	(Dollars in Thousands)

	Unrealized gains on	Unrealized gains on
	available for sale	available for sale
	securities (a)	securities (a)
Beginning Balance	$(1,292)	$1,283
Other comprehensive loss before reclassification	198	(373)
Amount reclassified from accumulated other comprehensive income	(171)	3
Total other comprehensive (loss) gain	27	(370)
Ending Balance	$(1,265)	$913

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income:

	Three Months Ended March 31,
	2014	2013
	Amount Reclassified	Amount Reclassified
	from Accumulated	from Accumulated	Affected Line Item in
	Other	Other	the Statement Where
	Comprehensive	Comprehensive	Net Income is
Details about other comprehensive income	Income (a)	Income (a)	Presented
	(Dollars in Thousands)
Unrealized gains on available for sale securities
	$274	$-	Gain on sale of securities available for sale
	(93)	-	Income taxes
	(8)	(6)	Net impairment losses recognized in earnings
	3	2	Income tax benefit
	$176	$(4)	Net of tax

(a) Amounts in parentheses indicate debits to net income

	Six Months Ended March 31,
	2014	2013
	Amount Reclassified	Amount Reclassified
	from Accumulated	from Accumulated	Affected Line Item in
	Other	Other	the Statement Where
	Comprehensive	Comprehensive	Net Income is
Details about other comprehensive income	Income (a)	Income (a)	Presented
	(Dollars in Thousands)
Unrealized gains on available for sale securities
	$274	$16	Gain on sale of securities available for sale
	(93)	(5)	Income taxes
	(15)	(20)	Net impairment losses recognized in earnings
	5	7	Income tax benefit
	$171	$(2)	Net of tax

(a) Amounts in parentheses indicate debits to net income

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,986	$-	$(1,714)	$17,272
Mortgage-backed securities - U.S. government agencies	28,308	215	(682)	27,841
Mortgage-backed securities - non-agency (1)	1,996	205	(46)	2,155
Total debt securities available for sale	49,290	420	(2,442)	47,268

FHLMC preferred stock	6	97	-	103

Total securities available for sale	$49,296	$517	$(2,442)	$47,371

Securities Held to Maturity:
U.S. government and agency obligations	$66,931	$461	$(4,943)	$62,449
Mortgage-backed securities - U.S. government agencies	15,369	1,139	(111)	16,397

Total securities held to maturity	$82,300	$1,600	$(5,054)	$78,846

(1) Includes impaired securities.

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,986	$-	$(1,727)	$17,259
Mortgage-backed securities - U.S. government agencies	21,433	230	(704)	20,959
Mortgage-backed securities - non-agency (1)	3,319	301	(90)	3,530
Total debt securities available for sale	43,738	531	(2,521)	41,748

FHLMC preferred stock	6	27	-	33

Total securities available for sale	$43,744	$558	$(2,521)	$41,781

Securities Held to Maturity:
U.S. government and agency obligations	$66,934	$559	$(4,855)	$62,638
Mortgage-backed securities - U.S. government agencies	16,798	1,222	(76)	17,944

Total securities held to maturity	$83,732	$1,781	$(4,931)	$80,582

(1) Includes impaired securities

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at March 31, 2014:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(1,439)	$14,547	$(275)	$2,725	$(1,714)	$17,272
Mortgage-backed securities - U.S.
government agencies	(682)	19,264	-	-	(682)	19,264
Mortgage-backed securities - non-agency	(11)	38	(35)	416	(46)	454
Total securities available for sale	(2,132)	33,849	(310)	3,141	(2,442)	36,990

Securities Held to Maturity:
U.S. government and agency obligations	(1,624)	21,350	(3,319)	33,643	(4,943)	54,993
Mortgage-backed securities - U.S. government agencies	(111)	4,881	-	-	(111)	4,881

Total securities held to maturity	(1,735)	26,231	(3,319)	33,643	(5,054)	59,874

Total	$(3,867)	$60,080	$(3,629)	$36,784	$(7,496)	$96,864

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at September 30, 2013:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(1,727)	$17,259	$-	$-	$(1,727)	$17,259
Mortgage-backed securities - agency	(704)	17,449	-	-	(704)	17,449
Mortgage-backed securities - non-agency	(10)	415	(80)	460	(90)	875
Total securities available for sale	(2,441)	35,123	(80)	460	(2,521)	35,583

Securities Held to Maturity:
U.S. government and agency obligations	(3,817)	40,126	(1,038)	9,956	(4,855)	50,082
Mortgage-backed securities - agency	(76)	5,253	-	-	(76)	5,253

Total securities held to maturity	(3,893)	45,379	(1,038)	9,956	(4,931)	55,335

Total	$(6,334)	$80,502	$(1,118)	$10,416	$(7,452)	$90,918

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

The Company assesses whether a credit loss exists with respect to a security by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The Company bifurcates the OTTI impact on impaired securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings.  The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI, with the amortized cost basis of the debt security.  The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the security   and other factors, then applies a discount rate equal to the effective yield of the security.  The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss.  The fair market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the particular security.  The difference between the fair market value and the security’s remaining amortized cost is recognized in other comprehensive income.

The following is a rollforward for the three and  six months ended March 31, 2014 of the amounts recognized in earnings related to credit losses on securities on which the Company has recorded OTTI charges through earnings and comprehensive income (loss).

Three Months Ended
March 31, 2014
(Dollars in Thousands)
Credit component of OTTI as of January 1, 2014	$1,606

Additions for credit-related OTTI charges on previously unimpaired securities	-

Additional increase as a result of impairment charges recognized on investments for which an OTTI was previously recognized	8

Credit component of OTTI as of March 31, 2014	$1,614

Six Months Ended
March 31, 2014
(Dollars in Thousands)
Credit component of OTTI as of October 1, 2013	$1,599

Additions for credit-related OTTI charges on previously unimpaired securities	-

Additional increase as a result of impairment charges recognized on investments for which an OTTI was previously recognized	15

Credit component of OTTI as of March 31, 2014	$1,614

U.S. Government Agency Obligations - The Company’s investments reflected in the tables above in U.S. Government agency notes consist of debt obligations of the FHLB and Federal Farm Credit System (“FFCS”).  These securities are typically rated AAA by one of the internationally recognized credit rating services.  At March 31, 2014, U.S. Government and agency obligations in a gross unrealized loss for less than 12 months consisted of 14 securities having an aggregate depreciation of $3.1 million or 7.9% from the Company’s amortized cost basis.  There were 16 securities in a gross unrealized loss for more than 12 months at such date having an aggregate depreciation of $3.6 million or 9.0% from the Company’s amortized cost basis.  The unrealized losses on these debt securities relate principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not as a result of projected shortfall of cash flows.  In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company anticipates it will recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

U.S. Agency Issued Mortgage-Backed Securities - At March 31, 2014, the gross unrealized loss in U.S. agency issued mortgage-backed securities in the category of experiencing a gross unrealized loss for less than 12 months was $793,000 or 3.2% from the Company’s amortized cost basis and consisted of 23 securities.  There were no securities in a gross unrealized loss position in the category of experiencing a gross unrealized loss for more than 12 months.  These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. The U.S. Department of the Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities issued or guaranteed by Fannie Mae and Freddie Mac. The preferred stock agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities.

Non-Agency Issued Mortgage-Backed Securities and Collateralized Mortgage Obligations - This portfolio was acquired through the redemption-in-kind during 2008 of the Company’s entire investment in a mutual fund and at March 31, 2014 included 43 collateralized mortgage obligations (“CMO”) and mortgage-backed securities issued by large commercial financial institutions. For the three and six month period ended March 31, 2014, management recognized an OTTI charge related to a portion of the portfolio securities in the amount of $8,000 and $15,000, respectively, on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during recent periods to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of securities with underlying collateral consisting of Alt-A loans and those collateralized by home equity lines of credit and other receivables as well as whole loans with more significant exposure to depressed real estate markets in the United States.  For the overall portfolio of the securities, there was exposure to real estate markets that have experienced significant declines in real estate values. Consequently, an additional OTTI charge was deemed to be warranted as of March 31, 2014. Of the recorded charge, all $15,000 for the six month period was concluded to be credit related and recognized currently in earnings and none was concluded to be attributable to other factors which would be recognized in accumulated other comprehensive income.

As of March 31, 2014, with the exception of securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an “other-than-temporary” impairment did not exist and the decline in value was attributed to the illiquidity in the financial markets.  With respect to the $46,000 in gross unrealized losses related to this part of the portfolio, six securities had been in a loss position for longer than 12 months while one security had been in a loss position for less than 12 months.  However, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one through five years	3,998	4,321	-	-
Due after five through ten years	12,495	12,075	1,999	1,879
Due after ten years	50,438	46,053	16,987	15,393

Total	$66,931	$62,449	$18,986	$17,272

The maturity table above excludes mortgage-backed securities because the contractual maturities are not indicative of actual maturities due to significant prepayments.

5.         LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	September 30,
	2014	2013
	(Dollars in Thousands)
One-to-four family residential	$283,771	$270,791
Multi-family residential	7,328	5,716
Commercial real estate	16,388	19,506
Construction and land development	12,565	11,356
Commercial business	734	588
Consumer	415	438

Total loans	321,201	308,395

Undisbursed portion of loans-in-process	(2,739)	(1,676)
Deferred loan costs	2,490	2,151
Allowance for loan losses	(2,390)	(2,353)

Net loans	$318,562	$306,517

The following table summarizes the loans individually and collectively evaluated  for impairment by loan segment at March 31, 2014:

	One- to-four family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Total
	(Dollars in Thousands)
Individually evaluated for impairment	$11,298	$376	$1,028	$688	$-	$1	$13,391
Collectively evaluated for impairment	272,473	6,952	15,360	11,877	734	414	307,810
Total loans	$283,771	$7,328	$16,388	$12,565	$734	$415	$321,201

The following table summarizes the loans individually and collectively evaluated for impairment by loan segment at September 30, 2013:

	One- to- fourfamily residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$10,754	$383	$2,776	$1,205	$-	$-	$15,118
Collectively evaluated for impairment	260,037	5,333	16,730	10,151	588	438	293,277
Total loans	$270,791	$5,716	$19,506	$11,356	$588	$438	$308,395

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of March 31, 2014:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$11,298	$11,298	$11,792
Mult-family residential	-	-	376	376	376
Commercial real estate	-	-	1,028	1,028	1,028
Construction and land development	-	-	688	688	688
Consumer	-	-	1	1	1
Total Loans	$-	$-	$13,391	$13,391	$13,885

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of September 30, 2013:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$10,754	$10,754	$10,754
Multi-family residential	-	-	383	383	383
Commercial real estate	-	-	2,776	2,776	2,776
Construction and land development	-	-	1,205	1,205	1,205
Total Loans	$-	$-	$15,118	$15,118	$15,118

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended March 31, 2014
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$10,926	$96	$30
Multi-family residential	378	6	-
Commercial real estate	1,538	-	7
Construction and land development	947	-	-
Total Loans	$13,789	$102	$37

	Six Months Ended March 31, 2014
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$10,869	$167	$51
Multi-family residential	380	13	-
Commercial real estate	1,932	10	14
Construction and land development	1,033	36	-
Total Loans	$14,214	$226	$65

	Three Months Ended March 31, 2013
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$21,771	$159	$-
Multi-family residential	912	17	-
Commercial real estate	1,621	11	12
Construction and land development	1,941	28	-
Total Loans	$26,245	$215	$12

	Six Months Ended March 31, 2013
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$18,865	$325	$69
Multi-family residential	909	33	-
Commercial real estate	1,569	30	12
Construction and land development	1,730	63	-
Total Loans	$23,073	$451	$81

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

The following table presents the classes of the loan portfolio in which a formal risk weighting system is utilized summarized by the aggregate “Pass” and the criticized category of “special mention”, and the classified categories of “substandard”, “doubtful”  and “loss” within the Company’s risk rating system as applied to the loan portfolio.  The Company had no loans classified as “doubtful” or “loss” at either of the dates presented.

	March 31, 2014
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
Multi-family residential	$6,952	$-	$376	$7,328
Commercial real estate	12,916	2,444	1,028	16,388
Construction and land development	4,452	7,425	688	12,565
Commercial business	734	-	-	734
Total Loans	$25,054	$9,869	$2,092	$37,015

	September 30, 2013
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
Multi-family residential	$5,333	$-	$383	$5,716
Commercial real estate	15,273	1,457	2,776	19,506
Construction and land development	2,633	7,518	1,205	11,356
Commercial business	588	-	-	588
Total Loans	$23,827	$8,975	$4,364	$37,166

The Company evaluates the classification of one-to-four family residential and consumer loans primarily on a pooled basis.  If the Company becomes aware that adverse or distressed conditions exist that may affect a particular single-family residential loan, the loan is downgraded following the above definitions of special mention, substandard, doubtful and loss.

The following table represents loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status:

	March 31, 2014
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$277,936	$5,835	$283,771
Consumer	414	1	415
Total Loans	$278,350	$5,836	$284,186

	September 30, 2013
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$266,532	$4,259	$270,791
Consumer	438	-	438
Total Loans	$266,970	$4,259	$271,229

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due.  The following table presents the loan categories of the loan portfolio summarized by the aging categories of performing and delinquent loans and nonaccrual loans:

	March 31, 2014
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$282,060	$1,711	$4,211	$-	$1,711	$283,771	$5,835
Multi-family residential	7,328	-	-	-	-	7,328	-
Commercial real estate	16,388	-	446	-	-	16,388	1,028
Construction and land development	12,178	387	-	-	387	12,565	-
Commercial business	734	-	-	-	-	734	-
Consumer	414	-	1	-	-	415	1
Total Loans	$319,102	$2,098	$4,658	$-	$2,098	$321,201	$6,864

	September 30, 2013
	Current	30‐89 Days Past Due	90 Days + Past Due	90 Days+ Past Due and Accruing		Total Past Due and Accruing	Total Loans	Non‐ Accrual
	(Dollars in Thousands)
One‐to‐four family residential	$264,272	$3,589	$2,930	$	‐	$3,589	$270,791	$4,259
Multi‐family residential	5,716	‐	‐		‐	‐	5,716	‐
Commercial real estate	18,686	355	465		‐	355	19,506	2,375
Construction and land development	11,356	‐	‐		‐	‐	11,356	‐
Commercial business	588	‐	‐		‐	‐	588	‐
Consumer	437	1	‐		‐	1	438	‐
Total Loans	$301,055	$3,945	$3,395	$	‐	$3,945	$308,395	$6,634

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

Commercial real estate loans entail significant additional credit risks compared to one-to-four family residential mortgage loans, as they generally involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is also the primary occupant, and thus may be subject to a greater extent to the effects of adverse conditions in the real estate market and in the economy in general. Commercial business loans typically involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements.  These events may adversely affect the borrowers and the value of the collateral property.

The following table summarizes the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment.  Activity in the allowance is presented for the three and six month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014

	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at December 31, 2013	$1,302	$26	$51	$757	$4	$1	$212	$2,353
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	37	-	-	-	-	-	-	37
Provision (recovery)	86	38	90	(234)	-	2	18	-
ALLL balance at March 31, 2014	$1,425	$64	$141	$523	$4	$3	$230	$2,390

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,425	$64	$141	$523	$4	$3	$230	$2,390

	Six Months Ended March 31, 2014
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2013	$1,384	$22	$70	$653	$4	$2	$218	$2,353
Charge-offs	(10)	-	-	-	-	-	-	(10)
Recoveries	47	-	-	-	-	-	-	47
Provision	4	42	71	(130)	-	1	12	-
ALLL balance at March 31, 2014	$1,425	$64	$141	$523	$4	$3	$230	$2,390

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,425	$64	$141	$523	$4	$3	$230	$2,390

	Three Months Ended March 31, 2013
	One- to four-family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at December 31, 2012	$905	$7	$125	$859	$3	$1	$181	$2,081
Charge-offs	(154)	-	-	-	-	-	-	(154)
Recoveries	25	-	-	560	-	-	-	585
Provision	25	-	50	(122)	-	-	47	-
ALLL balance at March 31, 2013	$801	$7	$175	$1,297	$3	$1	$228	$2,512

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$801	$7	$175	$1,297	$3	$1	$228	$2,512

	Six Months Ended March 31, 2013
	One- to four-family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2012	$830	$7	$125	$745	$3	$1	$170	$1,881
Charge-offs	(154)	-	-	-	-	-	-	(154)
Recoveries	25	-	-	760	-	-	-	785
Provision	100	-	50	(208)	-	-	58	-
ALLL balance at March 31, 2013	$801	$7	$175	$1,297	$3	$1	$228	$2,512

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$801	$7	$175	$1,297	$3	$1	$228	$2,512

The following table summarizes information regarding troubled debt restructurings for both three and six months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
			Post-
		Pre- Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in Thousands)	Loans	Investment	Investment

One-to-four family	1	$1,468	$1,468
	1	$1,468	$1,468

	Six Months Ended March 31, 2014
			Post-
		Pre- Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in Thousands)	Loans	Investment	Investment

One-to-four family	1	$1,468	$1,468
	1	$1,468	$1,468

	Three Months Ended March 31, 2013
			Post-
		Pre- Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in Thousands)	Loans	Investment	Investment

One-to-four family	1	$1,321	$1,321
	1	$1,321	$1,321

	Six Months Ended March 31, 2013
			Post-
		Pre- Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in Thousands)	Loans	Investment	Investment

One-to-four family	1	$1,321	$1,321
	1	$1,321	$1,321

No troubled debt restructurings defaulted during the three and six month periods ended March 31, 2014 or 2013.

6.        DEPOSITS

Deposits consist of the following major classifications:

	March 31, 2014		September 30, 2013
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$67,065	17.5%	$65,298	12.0%
Interest-bearing checking accounts	37,276	9.7	36,063	6.6
Non-interest bearing checking accounts	2,616	0.7	3,474	0.6
Passbook, club and statement savings (1)	74,056	19.3	223,615	41.3
Certificates maturing in six months or less	52,010	13.6	65,831	12.1
Certificates maturing in more than six months	150,447	39.2	148,467	27.4

Total	$383,470	100.0%	$542,748	100.0%

(1) Includes $145.7 million of funds held in escrow at September 30, 2013 from the Company’s second-step conversion relating to stock subscriptions.

Certificates of $100,000 and over totaled $74.4 million as of March 31, 2014 and $78.7 million as of September 30, 2013.

7.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	March 31,	September 30,
	2014	2013
Deferred tax assets:	(Dollars in Thousands)
Allowance for loan losses	$1,054	$1,037
Real estate owned expenses	22	-
Nonaccrual interest	119	125
Accrued vacation	93	86
Capital loss carryforward	660	1,423
Impairment loss	937	1,117
Split dollar life insurance	21	21
Post-retirement benefits	135	136
Unrealized loss on available for sale securities	652	666
Employee benefit plans	358	455

Total deferred tax assets	4,051	5,066
Valuation allowance	(1,597)	(2,540)
Total deferred tax assets, net of valuation allowance	2,454	2,526

Deferred tax liabilities:
Property	478	461
Deferred loan fees	847	759

Total deferred tax liabilities	1,325	1,220

Net deferred tax asset	$1,129	$1,306

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be realized through a carry back to taxable income in prior years or future reversals of existing taxable temporary differences, and/or to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The valuation allowance totaled $1.6 million at March 31, 2014. The gross deferred tax assets related to capital loss carryforwards decreased by $670,000 due to a portion of the capital loss carryforward expiring during the quarter ended December 31, 2013.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations as a component of income tax expense. As of March 31, 2014, the Internal Revenue Service conducted an audit of the Company’s tax returns for the year ended September 30, 2010, and no adverse findings were reported. The Company’s federal and state income tax returns for taxable years through September 30, 2010 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

8.             STOCK COMPENSATION PLANS

The Company maintains a Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the RRP Trust purchased 213,529 (on a converted basis) shares of the Company’s common stock in the open market for approximately $2.5 million, at an average purchase price per share of $11.49. The Company made sufficient contributions to the RRP Trust to fund these purchases. No additional purchases of shares are expected to be made by the RRP Trust under this plan. As of March 31, 2014, all the shares had been awarded as part of the RRP. Shares subject to awards under the RRP generally vest at the rate of 20% per year over five years. As of March 31, 2014, 174,738 (on a converted basis) of the awarded shares had become fully vested.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three and six months ended March 31, 2014, $25,000 and $141,000, respectively, was recognized in compensation expense for the RRP. An income tax benefit of $1,000 was recognized for the three months ended March 31, 2014 while an income tax benefit of $39,000 was recognized for the six months ended March 31, 2014. During the three and six months ended March 31, 2013, $128,000 and $225,000, respectively, was recognized in compensation expense for the RRP. An income tax benefit of $30,000 was recognized for the three months ended March 31, 2013 while income tax expense of $3,000 was recognized for the six months ended March 31, 2013. At March 31, 2014, approximately $287,000 in additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the six months ended March 31, 2014 is presented in the following table:

	Six Months Ended March 31, 2014
	Number of Shares (1)	Weighted Average Grant Date Fair Value
Nonvested stock awards at October 1, 2013	79,477	$9.56
Issued	-	-
Forfeited	-	-
Vested	(40,686)	10.95
Nonvested stock awards at the March 31, 2014	38,791	$8.11

(1) Amounts reflected on post-conversion basis.

The Company maintains a Stock Option Plan which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,821 (on a converted basis) shares of common stock were approved for future issuance pursuant to the Stock Option Plan. As of March 31, 2014, substantially all of the options had been awarded under the Plan. As of March 31, 2014, 415,733 (on a converted basis) options were vested.

A summary of the status of the Company’ stock options under the Stock Option Plan as of March 31, 2014 and changes during the six month period ended March 31, 2014 are presented below:

	Six Months Ended March 31, 2014
	Number of Shares (1)	Weighted Average Exercise Price

Outstanding at October 1, 2013	516,739	$10.86
Granted	13,545	10.68
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2014	530,284	$10.86
Exercisable at March 31, 2014	415,733	$11.57

(1) Amounts reflectedon a post-conversion basis.

The weighted average remaining contractual term was approximately 5.9 years for options outstanding as of March 31, 2014.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during 2013 and $4.67 for options granted during 2014. The fair value was estimated on the date of grant using the Black-Scholes pricing model. No options were granted in fiscal years 2011 and 2012.

During the three and six months ended March 31, 2014, $27,000 and $106,000, respectively, was recognized in compensation expense for the Stock Option Plan. Tax benefits of $3,000 and $11,000, respectively, were recognized for the three and six months ended March 31, 2014. During the three and six months ended March 31, 2013, $68,000 and $129,000, respectively, were recognized in compensation expense for the Stock Option Plan. Tax benefits of $7,000 and $13,000, respectively, were recognized for the three and six months ended March 31, 2013. At March 31, 2014, approximately $305,000 in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 3.9 years.

9.	COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2014, the Company had $20.4 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.25% to 10.00%. At September 30, 2013, the Company had $12.8 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.25% to 6.00%. The aggregate undisbursed portion of loans-in-process amounted to $2.7 million at March 31, 2014 and $1.7 million at September 30, 2013.

The Company also had commitments under unused lines of credit of $4.8 million and $4.7 million, respectively, at March 31, 2014 and September 30, 2013 and letters of credit outstanding of $109,000 and $187,000, respectively, at March 31, 2014 and September 30, 2013.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At March 31, 2014, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $64,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

The Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition, operations or cash flows of the Company. However, there can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company’s interests and not have a material adverse effect on the financial condition and operations of the Company.

10.	FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2014 and September 30, 2013, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets as of March 31, 2014 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$17,272	$-	$17,272
Mortgage-backed securities - U.S. Government agencies	-	27,841	-	27,841
Mortgage-backed securities - Non-agency	-	2,155	-	2,155
FHLMC preferred stock	103	-	-	103
Total	$103	$47,268	$-	$47,371

Those assets as of September 30, 2013 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$17,259	$-	$17,259
Mortgage-backed securities - U.S. Government agencies	-	20,959	-	20,959
Mortgage-backed securities - Non-agency	-	3,530	-	3,530
FHLMC preferred stock	33	-	-	33
Total	$33	$41,748	$-	$41,781

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value in excess of $13.4 million.

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

Summary of Non-Recurring Fair Value Measurements

	At March 31, 2014
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$13,391	$13,391
Real estate owned	-	-	489	$489
Total	$-	$-	$13,880	$13,880

	At September 30, 2013
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$15,118	$15,118
Real estate owned	-	-	406	$406
Total	$-	$-	$15,524	$15,524

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At March 31, 2014
	(Dollars in Thousands)
		Valuation
	Fair Value	Technique	Unobservable Input	Range
Impaired loans	$13,391	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount

Real estate owned	$489	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount

	At September 30, 2013
	(Dollars in Thousands)
		Valuation
	Fair Value	Technique	Unobservable Input	Range
Impaired loans	$15,118	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount

Real estate owned	$406	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount

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

			Fair Value Measurements at
			March 31, 2014
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$51,352	$51,352	$51,352	$-	$-
Investment and mortgage-backed securities available for sale	47,371	47,371	103	47,268	-
Investment and mortgage-backed securities held to maturity	82,300	78,846	-	78,846	-
Loans receivable, net	318,562	318,511	-	-	318,511
Accrued interest receivable	1,772	1,772	1,772	-	-
Federal Home Loan Bank stock	1,181	1,181	1,181	-	-
Bank owned life insurance	7,214	7,214	7,214	-	-

Liabilities:
Checking accounts	39,892	39,892	39,892	-	-
Money market deposit accounts	67,065	67,065	67,065	-	-
Passbook, club and statement savings accounts	74,056	74,056	74,056	-	-
Certificates of deposit	202,457	206,374	-	206,374	-
Advances from Federal Home Loan Bank	340	340	340	-	-
Accrued interest payable	562	562	562	-	-
Advances from borrowers for taxes and insurance	1,460	1,460	1,460	-	-

			Fair Value Measurements at
			September 30, 2013
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$158,984	$158,984	$158,984	$-	$-
Investment and mortgage-backed securities available for sale	41,781	41,781	33	41,748	-
Investment and mortgage-backed securities held to maturity	83,732	80,582	-	80,582	-
Loans receivable, net	306,517	308,606	-	-	308,606
Accrued interest receivable	1,791	1,791	1,791	-	-
Federal Home Loan Bank stock	1,181	1,181	1,181	-	-
Bank owned life insurance	7,119	7,119	7,119	-	-

Liabilities:
Checking accounts	39,537	39,537	39,537	-	-
Money market deposit accounts	65,298	65,298	65,298	-	-
Passbook, club and statement savings accounts	223,615	223,615	223,615	-	-
Certificates of deposit	214,298	218,572	-	218,572	-
Advances from Federal Home Loan Bank	340	340	340	-	-
Accrued interest payable	1,666	1,666	1,666	-	-
Advances from borrowers for taxes and insurance	1,480	1,480	1,480	-	-

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

Overview. Prudential Bancorp, Inc. (the “Company”) was formed by Prudential Bancorp, Inc. of Pennsylvania to become the successor holding company for Prudential Savings Bank (the “Bank”) as a result of the second-step conversion completed in October 2013. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, non-interest income (which includes impairment charges) and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy expense, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities (the “Department”). The Bank’s main office is in Philadelphia, Pennsylvania, with six additional full-service banking offices located in Philadelphia and Delaware Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In November 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank. In March 2006, all mortgage-backed securities then owned by the Company were transferred to PSB Delaware, Inc. PSB Delaware, Inc.’s. activities are included as part of the consolidated financial statements.

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

Investment and mortgage-backed securities available for sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of March 31, 2014 or September 30, 2013.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with U.S. GAAP. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. In addition the Company also considers the likelihood that the security will be required to be sold by a regulatory agency, our internal intent not to dispose of the security prior to maturity and whether the entire cost basis of the security is expected to be recovered. In determining whether the cost basis will be recovered, management evaluates other facts and circumstances that may be indicative of an “other-than-temporary” impairment condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

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

Market Overview. Although the economy improved during 2012 and 2013 and the beginning of 2014, we still view the current environment as challenging.

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

The following discussion provides further details on the financial condition of the Company at March 31, 2014 and September 30, 2013, and the results of operations for the three and six months ended March 31, 2014 and 2013.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2014 AND SEPTEMBER 30, 2013

At March 31, 2014, we had total assets of $515.4 million, as compared to $607.9 million at September 30, 2013, a decrease of $92.5 million or 15.2%. The primary reason for the $92.5 million decrease in assets was the return to subscribers of $74.3 million in excess subscription funds received in connection with the second-step conversion offering. Cash and cash equivalents decreased $107.6 million to $51.4 million at March 31, 2014, compared to $159.0 million at September 30, 2013. This decrease was attributable to the $74.3 million returned to subscribers, as well as the use of cash and cash equivalents to fund the increase in outstanding net loan balances of $12.0 million and a reduction of deposits of $13.6 million (excluding the $145.7 million of subscription funds held in escrow related to the second-step stock offering). Loans receivable increased to $318.6 million at March 31, 2014 from $306.5 million at September 30, 2013. A majority of the loan growth consisted of the origination of single-family residential loans within our immediate market area. During the quarter the Company completed a sale of five below investment grade mortgage-backed securities aggregating $1.0 million, reflecting a gain of $274,000.

Total liabilities decreased to $386.9 million at March 31, 2014 from $548.0 million at September 30, 2013. The $161.1 million decrease in total liabilities was primarily due to the return of $74.3 million to subscribers due to an oversubscription in the offering as well as the transfer to equity of $69.4 million of net proceeds from the offering. In addition, the Company continued with its strategy to allow certain higher costing certificates of deposit to run-off as part of our asset/liability management strategy. The deposit outflows experienced during the quarter were funded from cash and cash equivalents.

Total stockholders’ equity increased by $68.6 million to $128.5 million at March 31, 2014 from $59.9 million at September 30, 2013. The increase reflected the receipt of net proceeds of approximately $69.4 million from the Company’s second-step offering which closed October 9, 2013. Other items that impacted equity during the six months ended March 31, 2014 were the recognition of $873,000 in earnings, the receipt of $847,000 of cash transferred from the mutual holding company as part of the conversion and a slight increase in the market value of the remaining available for sale securities in the investment portfolio due to improvement in market rates since September 30, 2013.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2014 AND 2013

Net income. The Company recognized net income of $535,000, or $0.06 per basic and diluted share, for the quarter ended March 31, 2014 as compared to $14,000 or $0.00 per basic and diluted share, for the comparable period ended March 31, 2013. For the six months ended March 31, 2014, the Company recognized net income of $873,000, or $0.10 per basic and $0.09 per diluted share, as compared to net income of $286,000, or $0.03 per basic and diluted share for the comparable period in 2013. The improved profitability for the three and six months ended March 31, 2014 was primarily due to gains recorded in 2014 from the sale of investment securities and a lower expense recorded in 2014, compared to 2013, relating to real estate owned expense.

Net interest income. For the three months ended March 31, 2014, net interest income increased $119,000 or 3.8% to $3.2 million as compared to $3.1 million for the same period in 2013. Interest expense declined by $286,000 or 25.1% partially offset by a decrease of $167,000 or 3.9% in interest earned on assets. The decrease in interest expense resulted primarily from a 20 basis point decrease to 0.89% in the weighted average rate paid on interest-bearing liabilities, reflecting the continued repricing downward of interest-bearing liabilities during the past year combined with a $31.3 million or 7.5% decrease in the average balance of interest-bearing liabilities, primarily certificates of deposit, for the three months ended March 31, 2014, as compared to the same period in fiscal 2013. The decrease in interest income resulted from a 35 basis point decrease to 3.31% in the weighted average yield earned on interest-earning assets partially offset by a $36.0 million or 7.7% increase to $501.3 million in the average balance of interest-earning assets for the three months ended March 31, 2014, as compared to the same period in fiscal 2013. The decrease in the weighted average yield earned was primarily due to the origination of new loans at lower current market rates of interest combined with the reinvestment at lower current market rates of the proceeds from called investment and mortgage-backed securities. The increase in the average balance of interest-earning assets reflected the Company’s efforts to grow the loan portfolio in a controlled manner.

For the six months ended March 31, 2014, net interest income increased $106,000 or 1.7% to $6.4 million as compared to $6.3 million for the same period in 2013. Interest expense declined by $602,000 or 25.5% and was partially offset by a decrease of $496,000 or 5.7% in interest income. The decrease in interest expense resulted primarily from a 22 basis point decrease to 0.90% in the weighted average rate paid on interest-bearing liabilities, reflecting the continued repricing downward of interest-bearing liabilities during the past year combined with a $27.6 million or 6.6% decrease in the average balance of interest-bearing liabilities, primarily certificates of deposit, for the six months ended March 31, 2014, as compared to the same period in fiscal 2013. The decrease in interest income resulted from a 50 basis point decrease to 3.20% in the weighted average yield earned on interest-earning assets partially offset by a $42.6 million or 9.1% increase to $510.3 million in the average balance of interest-earning assets for the six months ended March 31, 2014, as compared to the same period in fiscal 2013. The decrease in the weighted average yield earned was primarily due to the origination of new loans at lower current market rates of interest combined with the reinvestment at lower current market rates of the proceeds from called investment and mortgage-backed securities. The increase in the average balance of interest-earning assets reflected the Company’s efforts to grow the loan portfolio in a controlled manner.

For the three months ended March 31, 2014, the net interest margin was 2.62%, as compared to 2.68% for the same period in fiscal 2013. For the six months ended March 31, 2014, the net interest margin was 2.51%, as compared to 2.69% for the same period in fiscal 2013.

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

	Three Months
	Ended March 31,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)

			(Dollars in Thousands)
Interest-earning assets:
Investment securities	$85,779	$540	2.55%	$89,131	$552	2.48%
Mortgage-backed securities	41,722	346	3.36	61,140	544	3.56
Loans receivable(2)	321,294	3,166	4.00	272,891	3,135	4.60
Other interest-earning assets	52,554	33	0.25	42,206	22	0.21
Total interest-earning assets	501,349	4,085	3.30	465,368	4,253	3.66
Cash and non-interest-bearing balances	2,540			2,395
Other non-interest-earning assets	12,811			16,315
Total assets	$516,700			$484,078
Interest-bearing liabilities:
Savings accounts	$77,526	63	0.33	$71,579	59	0.33
Money market deposit and NOW accounts	100,077	86	0.35	103,463	88	0.34
Certificates of deposit	206,368	702	1.38	240,553	991	1.65
Total deposits	383,971	851	0.90	415,595	1,138	1.10
Advances from Federal Home Loan Bank	340	-	0.00	340	-	0.00
Advances from borrowers for taxes and insurance	2,339	1	0.17	1,989	1	0.20
Total interest-bearing liabilities	386,650	852	0.89	417,924	1,139	1.09
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	2,487			3,208
Other liabilities	3,764			2,706
Total liabilities	392,901			423,838
Stockholders’ equity	123,799			60,240
Total liabilities and stockholders’ equity	$516,700			$484,078
Net interest-earning assets	$114,699			$47,444
Net interest income; interest rate spread		$3,233	2.42%		$3,114	2.57%
Net interest margin(3)			2.62%			2.68%

Average interest-earning assets to average interest-bearing liabilities		129.66%			111.35%

(1)	Yields and rates for the three month periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

	Six Months
	Ended March 31,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)

			(Dollars in Thousands)
Interest-earning assets:
Investment securities	$85,284	$1,086	2.55%	$81,182	$1,028	2.53%
Mortgage-backed securities	41,338	676	3.28	64,883	1,178	3.63
Loans receivable(2)	317,585	6,305	3.98	270,611	6,388	4.72
Other interest-earning assets	66,093	87	0.26	51,035	56	0.22
Total interest-earning assets	510,300	8,154	3.20	467,711	8,650	3.70
Cash and non-interest-bearing balances	2,492			2,558
Other non-interest-earning assets	12,872			17,527
Total assets	$525,664			$487,796
Interest-bearing liabilities:
Savings accounts	$79,396	135	0.34	$71,314	119	0.33
Money market deposit and NOW accounts	102,294	172	0.34	104,512	181	0.35
Certificates of deposit	208,814	1,448	1.39	242,528	2,057	1.70
Total deposits	390,504	1,755	0.90	418,354	2,357	1.13
Advances from Federal Home Loan Bank	340	-	0.00	359	-	0.00
Advances from borrowers for taxes and insurance	2,133	2	0.19	1,853	2	0.20
Total interest-bearing liabilities	392,977	1,757	0.90	420,566	2,359	1.12
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	2,515			3,317
Other liabilities	3,905			3,818
Total liabilities	399,397			427,701
Stockholders’ equity	126,267			60,095
Total liabilities and stockholders’ equity	$525,664			$487,796
Net interest-earning assets	$117,323			$47,145
Net interest income; interest rate spread		$6,397	2.30%		$6,291	2.58%
Net interest margin(3)			2.51%			2.69%

Average interest-earning assets to average interest-bearing liabilities		129.85%			111.21%

(1)	Yields and rates for the six month periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

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

The Company determined that a provision for loan loss was not necessary for the three and six month periods ended March 31, 2014.  During the quarter ended  March 31, 2014, the Company did not record any charge-offs, but did record a recovery of $37,000 relating to a single-family residential loan.  For the six month period the Company recorded total charge-offs of $10,000 which were offset by recoveries of $47,000. The Company believes that the allowance for loan losses at March 31, 2014 is sufficient to cover all inherent and known losses associated with the loan portfolio at such date.  At March 31, 2014, the Company’s non-performing assets totaled $7.4 million or 1.4% of total assets as compared to $7.0 million or 1.2% of total assets at September 30, 2013.  Non-performing assets at March 31, 2014 included $6.9 million in non-performing loans consisting of ten one-to- four family residential loans aggregating $3.4 million, five single-family residential investment property loans aggregating $2.3 million and six commercial real estate loans aggregating $1.0 million.  Non-performing assets also included three one-to-four family residential real estate owned properties with an aggregate carrying value of $489,000.  The increase in non-performing assets during the six months ended March 31, 2014 was primarily due to the addition of two one-to-four family residential loans in the amount of $1.3 million, and one loan in the amount of $1.5 million (consisting of the consolidation of a group of investment property loans) related to an individual borrower being classified as a troubled debt restructuring (“TDR”), partially offset by a $1.3 million performing TDR loan being placed on accrual status and three single-family loans in the amount of $428,000 and two single-family residential investment property loans  in the amount of $465,000 becoming current.

At March 31, 2014, we had $2.1 million of loans delinquent 30-89 days as to interest and/or principal.  Such amount consisted of nine one-to-four family residential mortgage loans and one construction loan.

Our total classified loans and real estate owned at March 31, 2014 amounted to $13.9 million as compared to $15.5 million at September 30, 2013. All of such assets were classified “substandard” and consisted of 51 loans and three real estate owned properties. We did not have any assets classified as “doubtful” or “loss” at either of such dates.  At March 31, 2014, we also had a total of 12 loans aggregating $10.1 million that had been designated “special mention.” Nine of the loans totaling $8.9 million are related to various real estate development projects with one borrower which were downgraded due to concerns with respect to future cash flows of the involved projects. The remaining four loans in the aggregate of $1.0 million, also related to a single borrower, used to purchase mixed use real property were also downgraded due to concerns of future cash flows. We are in discussions with both borrowers to explore various alternatives available to improve the cash flow situation. At September 30, 2013 we had a total of six loans aggregating $8.9 million to the same borrower whose loans were criticized as “special mention”.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past and real estate owned). At neither date did the Company have any accruing loans 90 days or more past due.

(Dollars in Thousands)	March 31, 2014	September 30, 2013
Non-accruing loans:
One-to-four family residential	$5,838	$4,259
Commercial real estate	1,028	2,375
Consumer	1	-
Total non-accruing loans	6,864	6,634
Real estate owned, net: (1)	489	406
Total non-performing assets	$7,353	$7,040

Total non-performing loans as a percentage of loans, net	2.15%	2.15%
Total non-performing loans as a percentage of total assets	1.33%	1.09%
Total non-performing assets as a percentage of total assets	1.43%	1.12%

(1)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

The allowance for loan losses totaled $2.4 million, or 0.7% of total loans and 34.8% of total non-performing loans at March 31, 2014 as compared to $2.4 million, or 0.8% of total loans and 35.5% of total non-performing loans at September 30, 2013.

Non-interest income. Non-interest income amounted to $413,000 and $574,000 for the three and six month periods ended March 31, 2014, compared to $199,000 and $414,000 for the same periods in 2013.   The increase for the 2014 periods was primarily attributed to a $274,000 gain recorded from the sale of private label mortgage-backed securities, which occurred during the second fiscal quarter of 2014.

Non-interest expenses. For the three and six month periods ended March 31, 2014, non-interest expense decreased $160,000 or 5.1% and $125,000 or 2.1%, respectively, compared to the prior year periods.  The primary reasons for the decreases were a reduction of FDIC insurance premiums and expenses related to real estate owned recorded during the three and six months  ended March 31, 2014.

Income tax expense. We recorded income tax expense for the three and six months ended March  31, 2014 of $157,000 and $341,000, respectively, compared to income tax expense of $186,000 and $537,000, respectively, for the three and six months ended March 31, 2013.  The effective tax rate for the three and six months ended March 31, 2014 were 22.7% and 28.1%, respectively, as compared to 93.0% and 65.3% for the same periods in fiscal 2013.  The tax expense related to the sale of available for sale securities was reduced by Company’s ability to utilize prior period capital loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition.  We also maintain excess funds in short-term, interest-earning assets that provide additional liquidity.  At March 31, 2014, our cash and cash equivalents amounted to $51.4 million.  In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $47.4 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At March 31, 2014, the Company had $20.4 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process.  The Company also had commitments under unused lines of credit of $4.8 million and letters of credit outstanding of $109,000 at March 31, 2014.  Certificates of deposit at March 31, 2014 maturing in one year or less totaled $90.6 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise.  Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member.  Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances.  However, use of FHLB advances has been modest.  At March 31, 2014, we had $340,000 in outstanding FHLB advances and had the ability to obtain an additional $196.1 million in FHLB advances.  Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities.  The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of March 31, 2014 and September 30, 2013 and compares them to current regulatory guidelines.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions
March 31, 2014:
Tier 1 capital (to average assets)
The Company	25.11%	4.0%	N/A
The Bank	17.56%	4.0%	5.0%

Tier 1 capital (to risk-weighted assets)
The Company	57.39%	4.0%	N/A
The Bank	40.26%	4.0%	6.0%

Total capital (to risk-weighted assets)
The Company	58.45%	8.0%	N/A
The Bank	41.32%	8.0%	10.0%

September 30, 2013:
Tier 1 capital (to average assets)
Company	12.54%	4.0%	N/A
Bank	11.81%	4.0%	5.0%

Tier 1 capital (to risk-weighted assets)
Company	26.69%	4.0%	N/A
Bank	25.69%	4.0%	6.0%

Total capital (to risk-weighted assets)
Company	27.72%	8.0%	N/A
Bank	26.18%	8.0%	10.0%

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

In recent years, we primarily have reduced our investment in longer term fixed-rate callable agency bonds and increased our portfolio of step-up callable agency bonds and agency issued mortgage-backed securities.  However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a low interest rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities held to maturity.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2014, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2014, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 7.6% to 46.8%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 0.4% to 22.9%.   For savings accounts, checking accounts and money markets, the decay rates vary on annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$3,067	$5,800	$9,699	$11,598	$101,432	$131,596
Loans receivable(3)	21,199	45,134	88,344	61,723	102,063	318,463
Other interest-earning assets(4)	49,772	-	-	-	-	49,772
Total interest-earning assets	$74,038	$50,934	$98,043	$73,321	$203,495	$499,831

Interest-bearing liabilities:
Savings accounts	$1,949	$5,304	$10,249	$9,397	$49,086	$75,985
Money market deposit and NOW accounts	3,895	11,685	23,287	17,515	46,013	102,395
Certificates of deposit	26,297	64,463	64,625	47,089	-	202,474
Advances from Federal Home Loan Bank	-	210	130	-	-	340
Advances from borrowers for taxes and insurance	1,460	-	-	-	-	1,460
Total interest-bearing liabilities	$33,601	$81,662	$98,291	$74,001	$95,099	$382,654

Interest-earning assets less interest-bearing liabilities	$40,437	($30,728)	($248)	($680)	$108,396	$117,177

Cumulative interest-rate sensitivity gap (5)	$40,437	$9,709	$9,461	$8,781	$117,177

Cumulative interest-rate gap as a percentage of total assets at March 31 , 2014	7.85%	1.88%	1.84%	1.70%	22.74%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at March 31, 2014	220.34%	108.42%	104.43%	103.05%	130.62%

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

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The following table sets forth our NPV as of March 31, 2014 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.
Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$103,083	$(38,044)	(26.96)%	23.27%	(4.47)%
200	115,292	(25,835)	(18.31)%	24.85%	(2.89)%
100	128,204	(12,923)	(9.16)%	26.37%	(1.37)%
Static	141,127	-	-	27.74%	-
(100)	150,899	9,772	6.92%	28.55%	0.81%
(200)	154,327	13,200	9.35%	28.57%	0.83%
(300)	156,267	15,140	10.73%	28.47%	0.73%

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	There were no repurchases of common stock by the Company during the quarter ended March 31, 2014.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications

53

-
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

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date: May 15, 2014	By:	/s/ Thomas A. Vento
Thomas A. Vento
Chairman, President and Chief Executive Officer

Date: May 15, 2014	By:	/s/ Joseph R. Corrato
Joseph R. Corrato
Executive Vice President and Chief Financial Officer

55