Form 10-Q
period 2014-06-30
PRUDENTIAL BANCORP, INC.
filed 2014-08-14
CIK 1578776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	000-55084

Prudential Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	46-2935427
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1834 Oregon Avenue Philadelphia, Pennsylvania	19145
(Address of Principal Executive Offices)	Zip Code

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

Large accelerated filer                                                                                                                                                 Accelerated filer ☐
Non-accelerated filer ☐                                                                                                                                              Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of August 1, 2014, 9,544,809 shares were issued and outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	June 30,	September 30,
	2014	2013
	(Dollars in Thousands,
ASSETS	Except Per Share Data)

Cash and amounts due from depository institutions	$2,093	$2,670
Interest-bearing deposits	27,588	156,314

Total cash and cash equivalents	29,681	158,984

Investment and mortgage-backed securities available for sale (amortized cost— June 30, 2014, $57,509; September 30, 2013, $43,744)	56,527	41,781
Investment and mortgage-backed securities held to maturity (fair value— June 30, 2014, $81,691; September 30, 2013, $80,582)	83,622	83,732
Loans receivable—net of allowance for loan losses (June 30, 2014, $2,185; September 30, 2013, $2,353)	321,679	306,517
Accrued interest receivable	1,825	1,791
Real estate owned	460	406
Federal Home Loan Bank stock—at cost	1,221	1,181
Office properties and equipment—net	1,374	1,525
Bank owned life insurance	12,288	7,119
Prepaid expenses and other assets	2,366	3,555
Deferred tax asset-net	902	1,306
TOTAL ASSETS	$511,945	$607,897

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$2,806	$3,474
Interest-bearing	374,096	539,274
Total deposits	376,902	542,748
Advances from Federal Home Loan Bank	340	340
Accrued interest payable	1,054	1,666
Advances from borrowers for taxes and insurance	2,369	1,480
Accounts payable and accrued expenses	1,824	1,751

Total liabilities	382,489	547,985

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 9,544,809 issued and outstanding at June 30, 2014 and 11,862,693 issued and 9,646,184 outstanding at September 30, 2013	95	118
Additional paid-in capital	94,319	55,297
Unearned ESOP shares	(5,396)	(2,565)
Treasury stock, at cost: 2,398,509 shares at September 30, 2013	-	(31,625)
Retained earnings	41,087	39,979
Accumulated other comprehensive loss	(649)	(1,292)

Total stockholders’ equity	129,456	59,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$511,945	$607,897

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME:
Interest on loans	$3,184	$3,134	$9,489	$9,522
Interest on mortgage-backed securities	378	405	1,054	1,583
Interest and dividends on investments	553	566	1,639	1,594
Interest on interest-bearing assets	21	21	108	77

Total interest income	4,136	4,126	12,290	12,776

INTEREST EXPENSE:
Interest on deposits	826	1,037	2,583	3,396

Total interest expense	826	1,037	2,583	3,396

NET INTEREST INCOME	3,310	3,089	9,707	9,380

PROVISION FOR LOAN LOSSES	-	-	-	-

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,310	3,089	9,707	9,380

NON-INTEREST INCOME:
Fees and other service charges	103	103	289	298
Gain on sale of securities available for sale, net	-	852	274	868

Total other-than-temporary impairment losses	(1)	(8)	(16)	(33)
Portion of loss recognized in other comprehensive income, before taxes	-	1	-	6
Net impairment losses recognized in earnings	(1)	(7)	(16)	(27)

Other	92	129	221	352

Total non-interest income	194	1,077	768	1,491

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,578	1,475	4,747	4,433
Data processing	103	106	323	329
Professional services	196	246	719	690
Office occupancy	122	100	365	292
Depreciation	81	85	244	257
Payroll taxes	85	79	293	267
Director compensation	70	77	241	249
Deposit insurance	54	154	202	473
Real estate owned expense	87	56	151	442
Advertising	18	67	162	223
Other	362	272	1,066	944
Total non-interest expense	2,756	2,717	8,513	8,599

INCOME BEFORE INCOME TAXES	748	1,449	1,962	2,272

INCOME TAXES:
Current expense (benefit)	321	43	496	(392)
Deferred (benefit) expense	(94)	721	72	1,693

Total income tax expense	227	764	568	1,301

NET INCOME	$521	$685	$1,394	$971

BASIC EARNINGS PER SHARE	$0.06	$0.08	$0.15	$0.11

DILUTED EARNINGS PER SHARE	$0.06	$0.07	$0.15	$0.11

DIVIDENDS PER SHARE	$0.03	$0.00	$0.03	$0.00

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013

		(Dollars in Thousands)
Net income	$521	$685	$1,394	$971

Unrealized holding gains (losses) on av ailable-for-sale securities	932	(2,117)	1,232	(2,683)
Tax effect	(317)	720	(419)	914
Reclassification adjustment for net gains realized in net income	-	(852)	(274)	(868)
Tax effect	-	290	93	295
Reclassification adjustment for other-than-temporary impairment losses on debt securities	1	7	16	27
Tax effect	-	(2)	(5)	(9)

Total other comprehensiv e income (loss)	616	(1,954)	643	(2,324)

Comprehensiv e Income (Loss)	$1,137	$(1,269)	$2,037	$(1,353)

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Stock	Earnings	Loss	Equity
			(Dollars in Thousands, Except Per Share Data)

BALANCE, OCTOBER 1, 2013	$118	$55,297	$(2,565)	$(31,625)	$39,979	$(1,292)	$59,912

Net income					1,394		1,394

Other comprehensive income						643	643

Dividends Paid ($0.03 per share)					(286)		(286)

Second-step conversion offering	(23)	38,725		31,625			70,327

Excess tax benefit from stock compensation plans		69					69

Stock option expense		116					116

Recognition and Retention Plan expense		107					107

Purchase of ESOP Shares (285,664 shares)			(3,089)				(3,089)

ESOP shares committed to be released (23,155 shares)		5	258				263

BALANCE, June 30, 2014	$95	$94,319	$(5,396)	$-	$41,087	$(649)	$129,456

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity
			(Dollars in Thousands, Except Per Share Data)

BALANCE, OCTOBER 1, 2012	$126	$54,610	$(2,787)	$(31,625)	$38,224	$1,283	$59,831

Net income					971		971

Other comprehensive loss						(2,324)	(2,324)

Excess tax benefit from stock compensation plans		90					90

Stock option expense		186					186

Recognition and Retention Plan expense		270					270

ESOP shares committed to be released (16,018 shares)		(38)	166				128

BALANCE, June 30, 2013	$126	$55,118	$(2,621)	$(31,625)	$39,195	$(1,041)	$59,152

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income	$1,394	$971
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	244	257
Net accretion of premiums/discounts	(264)	(508)
Net amortization (accretion) of deferred loan fees and costs	177	(22)
Impairment charge on investment and mortgage-backed securities	16	27
Share-based compensation expense	292	546
Gain on sale of investment and mortgage-backed securities	(274)	(868)
Loss on sale of real estate owned	-	46
Income from bank owned life insurance	(169)	(152)
Compensation expense of ESOP	263	128
Deferred income tax expense	72	1,693
Excess tax benefit related to stock compensation plans	(69)	(90)
Changes in assets and liabilities which used cash:
Accrued interest receivable	(34)	(208)
Prepaid expenses and other assets	1,183	1,459
Accrued interest payable	(612)	(1,157)
Accounts payable and accrued expenses	73	(788)
Net cash (used) provided by operating activities	2,292	1,334
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(7,000)	(33,462)
Purchase of investment and mortgage-backed securities available for sale	(17,452)	(16,955)
Loans originated or acquired	(54,178)	(65,025)
Principal collected on loans	38,756	33,035
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	7,142	11,798
Available-for-sale	2,856	21,215
Purchases of FHLB stock	(40)	-
Proceeds from redemption of FHLB stock	-	1,056
Proceeds from sale of investment and mortgage-backed securities	1,321	16,158
Purchase of bank owned life insurance	(5,000)	-
Proceeds from sale of loans	-	9,240
Proceeds from sale of real estate owned	29	1,226
Purchases of equipment	(93)	(80)
Net cash used in investing activities	(33,659)	(21,794)
FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, and savings accounts	(2,382)	2,900
Redemption of funds held in escrow relating to second-step conversion	(145,675)	-
Net decrease in certificates of deposit	(17,789)	(25,546)
Repayment of advances from Federal Home Loan Bank	-	(143)
Decrease in advances from borrowers for taxes and insurance	889	958
Cash dividends paid	(286)
Issuance of common stock relating to second-step conversion	38,702	-
Cancelation of treasury stock	31,625	-
Purchase of stock for ESOP	(3,089)	-
Excess tax benefit related to stock compensation plans	69	90
Net cash used in financing activities	(97,936)	(21,741)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(129,303)	(42,201)

CASH AND CASH EQUIVALENTS—Beginning of period	158,984	81,273

CASH AND CASH EQUIVALENTS—End of period	$29,681	$39,072
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$3,195	$4,553

Income taxes paid	$-	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$83	$282

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Organization –On October 9, 2013, Prudential Mutual Holding Company (“MHC”) and Prudential Bancorp of Pennsylvania, Inc. (“Old Prudential”), the Pennsylvania-chartered mid-tier holding company for Prudential Savings Bank (the “Bank”), completed a reorganization and conversion (the “second-step conversion”), pursuant to which Prudential Bancorp, Inc., a new Pennsylvania corporation (“Prudential” or the “Company”), became the holding company for the Bank and the MHC and Old Prudential ceased to exist. In connection with the second-step conversion, 7,141,602 shares of common stock, par value $0.01 per share, of Prudential were sold in a subscription offering to certain depositors of the Bank for $10 per share or in the aggregate (the “Offering”), and 2,403,207 shares of common stock were issued in exchange for the outstanding shares of common stock of Old Prudential, which were held by the “public” shareholders of Old Prudential. Each share of common stock of Old Prudential was converted into right to receive 0.9442 shares of common stock of the Company in the second step conversion. As a result of the second-step conversion, the former MHC and Old Prudential were merged in the Company and 2,540,255 (pre-conversion) treasury shares were cancelled.

The Bank is a community-oriented savings bank headquartered in South Philadelphia which was originally organized in 1886 as a Pennsylvania-chartered building and loan association known as “The South Philadelphia Building and Loan Association No. 2.” The Bank grew through a number of mergers with other mutual institutions with the last merger being with Continental Savings and Loan Association in 1983. The Bank converted to a Pennsylvania-chartered savings bank in August 2004. The banking office network currently consists of the headquarters and main office and six full-service branch offices. Six of the banking offices are located in Philadelphia (Philadelphia County) and one is in Drexel Hill in neighboring Delaware County, Pennsylvania. The Bank maintains ATMs at six of the banking offices. The Bank also provides on-line banking services.

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

Basis of presentation –The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three and nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential Bancorp, Inc. of Pennsylvania and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

Employee Stock Ownership Plan – The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The ESOP purchased 427,057 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005. The ESOP purchased an additional 255,564 shares during December 2013 and an additional 30,100 shares at the beginning January 2014, of the Company’s stock for an aggregated cost of approximately $3.1 million. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of June 30, 2014, the Company had allocated a total of 172,725 shares from the suspense account to participants and committed to release an additional 23,155 shares. For the three and nine months ended June 30, 2014, the Company recognized $97,000 and $249,000, respectively, in compensation expense related to the ESOP. At June 30, 2014, 697,302 shares were held in the ESOP.

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

FHLB Stock – FHLB stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale. FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration. Management concluded that the FHLB stock was not impaired at June 30, 2014.

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: (1) change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (2) require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting; and (3) require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-10, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This ASU is not expected to have a significant impact on the Company’s financial statements.

 In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This ASU is not expected to have a significant impact on the Company’s financial statements.

2.	EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, during the period. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period. The outstanding and dilutive shares amounts for the three and nine month periods ended June 30, 2013 have been adjusted to apply the exchange ratio of 0.9442 shares for every one share as a result of the second-step conversion.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,
	2014		2013
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$521	$521	$685	$685
Weighted average shares outstanding	8,971,874	8,971,874	9,130,332	9,130,332
Effect of common stock equivalents	-	216,541	-	84,433
Adjusted weighted average shares used in earnings per share computation	8,971,874	9,188,415	9,130,332	9,214,765
Earnings per share - basic and diluted	$0.06	$0.06	$0.08	$0.07

	Nine Months Ended June 30,

	2014		2013
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)
Net income	$1,394	$1,394	$971	$971

Weighted average shares outstanding	9,088,086	9,088,086	9,112,866	9,112,866
Effect of common stock equivalents	-	211,429	-	83,583
Adjusted weighted average shares used in earnings per share computation	9,088,086	9,299,515	9,112,866	9,196,449
Earnings per share - basic and diluted	$0.15	$0.15	$0.11	$0.11

Options to purchase 383,015 shares and 523,650 shares (in each case, on a converted basis) of common stock at an exercise price greater than the current market value were outstanding at June 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The exercise price for the stock options representing the anti-dilutive shares was $11.84 at June 30, 2014 and ranged from $7.68 to $11.84 at June 30, 2013.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income by component net of tax:

	Three Months Ended June 30,
	2014	2013
	(Dollars in Thousands)

	Unrealized gains (losses)	Unrealized gains (losses)
	on available for sale	on available for sale
	securities (a)	securities (a)
Beginning Balance	$(1,265)	$913
Other comprehensive income (loss) before reclassification	615	(1,397)
Amount reclassified from accumulated other comprehensive income (loss)	1	(557)
Total other comprehensive income(loss)	616	(1,954)
Ending Balance	$(649)	$(1,041)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

	Nine Months Ended June 30,
	2014	2013
	(Dollars in Thousands)

	Unrealized gains (losses)	Unrealized gains (losses)
	on available for sale	on available for sale
	securities (a)	securities (a)
Beginning Balance	$(1,292)	$1,283
Other comprehensive income (loss) gain before reclassification	813	(1,769)
Amount reclassified from accumulated other comprehensive income (loss)	(170)	(555)
Total other comprehensive income(loss)	643	(2,324)
Ending Balance	$(649)	$(1,041)

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

	Three Months Ended June 30,
	2014	2013
	Amount Reclassified	Amount Reclassified
	from Accumulated	from Accumulated	Affected Line Item in
	Other	Other	the Statement Where
	Comprehensive	Comprehensive	Net Income(Loss) is
Details about other comprehensive income (loss)	Income(Loss) (a)	Income(Loss) (a)	Presented
	(Dollars in Thousands)
Unrealized gains on available for sale securities
	$-	$852	Gain on sale of securities available for sale, net
	-	(289)	Income taxes
	(1)	(7)	Net impairment losses recognized in earnings
	-	2	Income taxes
	$(1)	$558	Net income

(a) Amounts in parentheses indicate debits to net income

	Nine Months Ended June 30,
	2014	2013
	Amount Reclassified	Amount Reclassified
	from Accumulated	from Accumulated	Affected Line Item in
	Other	Other	the Statement Where
	Comprehensive	Comprehensive	Net Income(Loss) is
Details about other comprehensive income	Income(Loss) (a)	Income(Loss) (a)	Presented
	(Dollars in Thousands)
Unrealized gains on available for sale securities
	$274	$868	Gain on sale of securities available for sale, net
	(93)	(295)	Income taxes
	(16)	(27)	Net impairment losses recognized in earnings
	5	9	Income taxes
	$170	$555	Net income

(a) Amounts in parentheses indicate debits to net income

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,987	$-	$(1,161)	$17,826
Mortgage-backed securities - U.S. government agencies	36,598	245	(389)	36,454
Mortgage-backed securities - non-agency (1)	1,918	237	(11)	2,144
Total debt securities available for sale	57,503	482	(1,561)	56,424

FHLMC preferred stock	6	97	-	103

Total securities available for sale	$57,509	$579	$(1,561)	$56,527

Securities Held to Maturity:
U.S. government and agency obligations	$68,933	$555	$(3,576)	$65,912
Mortgage-backed securities - U.S. government agencies	14,689	1,164	(74)	15,779

Total securities held to maturity	$83,622	$1,719	$(3,650)	$81,691

(1) Includes impaired securities.

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,986	$-	$(1,727)	$17,259
Mortgage-backed securities - U.S. government agencies	21,433	230	(704)	20,959
Mortgage-backed securities - non-agency (1)	3,319	301	(90)	3,530
Total debt securities available for sale	43,738	531	(2,521)	41,748

FHLMC preferred stock	6	27	-	33

Total securities available for sale	$43,744	$558	$(2,521)	$41,781

Securities Held to Maturity:
U.S. government and agency obligations	$66,934	$559	$(4,855)	$62,638
Mortgage-backed securities - U.S. government agencies	16,798	1,222	(76)	17,944

Total securities held to maturity	$83,732	$1,781	$(4,931)	$80,582

(1) Includes impaired securities

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at June 30, 2014:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$-	$-	$(1,161)	$17,826	$(1,161)	$17,826
Mortgage-backed securities - U.S. government agencies	(52)	9,039	(337)	14,348	(389)	23,387
Mortgage-backed securities - non-agency	(1)	116	(10)	416	(11)	532
Total securities available for sale	(53)	9,155	(1,508)	32,590	(1,561)	41,745

Securities Held to Maturity:
U.S. government and agency obligations	(4)	1,996	(3,572)	51,367	(3,576)	53,363
Mortgage-backed securities - U.S. government agencies	(74)	4,746	-	-	(74)	4,746

Total securities held to maturity	(78)	6,742	(3,572)	51,367	(3,650)	58,109

Total	$(131)	$15,897	$(5,080)	$83,957	$(5,211)	$99,854

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

The Company assesses whether a credit loss exists with respect to a security by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery has occurred, or (3) it does not expect to recover the entire amortized cost basis of the security. The Company bifurcates the OTTI impact on impaired securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI, with the amortized cost basis of the debt security. The Company uses the cash flows expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the security and other factors, then applies a discount rate equal to the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. The fair market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the particular security. The difference between the fair market value and the security’s remaining amortized cost is recognized in other comprehensive income(loss).

The following is a rollforward for the three and nine months ended June 30, 2014 of the amounts recognized in earnings related to credit losses on securities on which the Company has recorded OTTI charges through earnings and comprehensive income.

Three Months Ended
June 30, 2014
(Dollars in Thousands)
Credit component of OTTI as of April 1, 2014	$1,614

Additions for credit-related OTTI charges on previously unimpaired securities	-

Additional increase as a result of impairment charges recognized on investments for which an OTTI charge was previously recognized	1

Credit component of OTTI as of June 30, 2014	$1,615

Nine Months Ended
June 30, 2014
(Dollars in Thousands)
Credit component of OTTI as of October 1, 2013	$1,599

Additions for credit-related OTTI charges on previously unimpaired securities	-

Additional increase as a result of impairment charges recognized on investments for which an OTTI charge was previously recognized	16

Credit component of OTTI as of June 30, 2014	$1,615

U.S. Government Agency Obligations - The Company’s investments reflected in the tables above in U.S. Government agency notes consist of debt obligations of the FHLB and Federal Farm Credit System (“FFCS”). These securities are typically rated AAA by one of the internationally recognized credit rating services. At June 30, 2014, U.S. Government and agency obligations in a gross unrealized loss for less than 12 months consisted of two securities having an aggregate depreciation of $4,000 or 0.2% from the Company’s amortized cost basis. There were 28 securities in a gross unrealized loss for more than 12 months at such date having an aggregate depreciation of $4.7 million or 6.4% from the Company’s amortized cost basis. The unrealized losses on these debt securities relate principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not a result of a projected shortfall of cash flows. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

U.S. Agency Issued Mortgage-Backed Securities - At June 30, 2014, the gross unrealized loss in U.S. agency issued mortgage-backed securities in the category of experiencing a gross unrealized loss for less than 12 months was $126,000 or 0.9% from the Company’s amortized cost basis and consisted of seven securities. There were eight securities in a gross unrealized loss for more than 12 months at such date having an aggregate depreciation of $337,000 or 2.4% from the Company’s amortized cost basis. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. The U.S. Department of the Treasury also entered into senior preferred stock purchase agreements, which ensure that each of these two entities maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities issued or guaranteed by Fannie Mae and Freddie Mac. The preferred stock purchase agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities.

Non-Agency Issued Mortgage-Backed Securities and Collateralized Mortgage Obligations - This portfolio was acquired through the redemption-in-kind during 2008 of the Company’s entire investment in a mutual fund and at June 30, 2014 included 43 collateralized mortgage obligations (“CMO”) and mortgage-backed securities issued by large commercial financial institutions. For the three and nine month period ended June 30, 2014, management recognized an OTTI charge related to a portion of the portfolio securities in the amount of $1,000 and $16,000, respectively, on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consists primarily of securities with underlying collateral consisting of Alt-A loans and those collateralized by home equity lines of credit and other receivables as well as whole loans with more significant exposure to depressed real estate markets in the United States. For the overall portfolio of the securities, there was exposure to real estate markets that have experienced significant declines in real estate values. Consequently, an additional OTTI charge was deemed to be warranted as of June 30, 2014. Of the recorded charge, all $16,000 for the nine month period was concluded to be credit related and recognized currently in earnings and none was concluded to be attributable to other factors which would be recognized in accumulated other comprehensive loss.

As of June 30, 2014, with the exception of securities discussed above, there are no securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the investment. Management concluded that an “other-than-temporary” impairment did not exist and the decline in value was attributed to the illiquidity in the financial markets. With respect to the $11,000 in gross unrealized losses related to this part of the portfolio, six securities had been in a loss position for longer than 12 months while one security had been in a loss position for less than 12 months. However, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one through five years	5,999	6,338	-	-
Due after five through ten years	12,495	12,233	1,999	1,922
Due after ten years	50,439	47,341	16,988	15,904

Total	$68,933	$65,912	$18,987	$17,826

The maturity table above excludes mortgage-backed securities because the contractual maturities are not indicative of actual maturities due to significant prepayments.

During the three month period ended June 30, 2014, no securities were sold and for the nine month period ended June 30, 2014, the Company sold five mortgage-backed securities with an aggreqate amortized cost of $1.0 million and recognized gains of $274,000. During the three and nine month periods ended June 30, 2014, no securities were sold at a loss. During the three month period ended June 30, 2013, the Company sold 19 mortgage–backed securities and one agency security with an aggregate amortized cost of $14.0 million and recognized gains of $852,000. During the nine months period ended June 30, 2013, the Company sold 21 mortgage–backed securities and one agency security with an aggregate amortized cost of $15.3 million and recognized gains of $868,000. During the three and nine month periods ended June 30, 2013, no securities were sold at a loss.

5.        LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30,	September 30,
	2014	2013
	(Dollars in Thousands)
One-to-four family residential	$282,674	$270,791
Multi-family residential	6,740	5,716
Commercial real estate	16,469	19,506
Construction and land development	23,863	11,356
Commercial business	569	588
Consumer	404	438

Total loans	330,719	308,395

Undisbursed portion of loans-in-process	(9,265)	(1,676)
Deferred loan costs	2,410	2,151
Allowance for loan losses	(2,185)	(2,353)

Net loans	$321,679	$306,517

The following table summarizes the loans individually and collectively evaluated for impairment by loan segment at June 30, 2014:

	One- to-four family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Total
	(Dollars in Thousands)
Individually evaluated for impairment	$10,798	$370	$3,351	$7,414	$-	$-	$21,933
Collectively evaluated for impairment	271,876	6,370	13,118	16,449	569	404	308,786
Total loans	$282,674	$6,740	$16,469	$23,863	$569	$404	$330,719

The following table summarizes the loans individually and collectively evaluated for impairment by loan segment at September 30, 2013:

	One- to- four family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$10,754	$383	$2,776	$1,205	$-	$-	$15,118
Collectively evaluated for impairment	260,037	5,333	16,730	10,151	588	438	293,277
Total loans	$270,791	$5,716	$19,506	$11,356	$588	$438	$308,395

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of June 30, 2014:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	(Dollars in Thousands)
	Recorded	Related	Recorded	Recorded	Unpaid Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$10,798	$10,798	$11,497
Multi-family residential	-	-	370	370	370
Commercial real estate	-	-	3,351	3,351	3,351
Construction and land development	-	-	7,414	7,414	7,414
Total Loans	$-	$-	$21,933	$21,933	$22,632

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of September 30, 2013:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	(Dollars in Thousands)
	Recorded	Related	Recorded	Recorded	Unpaid Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$10,754	$10,754	$10,754
Multi-family residential	-	-	383	383	383
Commercial real estate	-	-	2,776	2,776	2,776
Construction and land development	-	-	1,205	1,205	1,205
Total Loans	$-	$-	$15,118	$15,118	$15,118

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended June 30, 2014
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$10,030	$78	$85
Multi-family residential	188	7	-
Commercial real estate	1,468	8	7
Construction and land development	4,052	34	-
Total Loans	$15,738	$127	$92

	Nine Months Ended June 30, 2014
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$10,342	$242	$136
Multi-family residential	285	20	7
Commercial real estate	1,926	18	14
Construction and land development	2,628	70	-
Total Loans	$15,181	$350	$157

	Three Months Ended June 30, 2013
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$13,622	$115	$2
Multi-family residential	561	7	-
Commercial real estate	2,614	8	2
Construction and land development	1,295	22	-
Consumer	6	-	-
Total Loans	$18,098	$152	$4

	Nine Months Ended June 30, 2013
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$17,117	$440	$71
Multi-family residential	793	40	-
Commercial real estate	1,917	38	14
Construction and land development	1,585	85	-
Consumer	2	-	-
Total Loans	$21,414	$603	$85

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

	June 30, 2014
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
Multi-family residential	$6,370	$-	$370	$6,740
Commercial real estate	12,125	993	3,351	16,469
Construction and land development	16,449	-	7,414	23,863
Commercial business	569	-	-	569
Total Loans	$35,513	$993	$11,135	$47,641

	September 30, 2013
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
Multi-family residential	$5,333	$-	$383	$5,716
Commercial real estate	15,273	1,457	2,776	19,506
Construction and land development	2,633	7,518	1,205	11,356
Commercial business	588	-	-	588
Total Loans	$23,827	$8,975	$4,364	$37,166

The Company evaluates the classification of one-to-four family residential and consumer loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular single-family residential loan, the loan is downgraded following the above definitions of special mention, substandard, doubtful and loss.

The following table represents loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status. Non-performing loans are those greater than days past due or classified as non-accrual.

	June 30, 2014
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$277,307	$5,367	$282,674
Consumer	404	-	404
Total Loans	$277,711	$5,367	$283,078

	September 30, 2013
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$266,532	$4,259	$270,791
Consumer	438	-	438
Total Loans	$266,970	$4,259	$271,229

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due. The following table presents the loan categories of the loan portfolio summarized by the aging categories of performing and delinquent loans and nonaccrual loans:

	June 30, 2014
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$277,623	$1,401	$3,650	$-	$1,401	$282,674	$5,367
Multi-family residential	6,740	-	-	-	-	6,740	-
Commercial real estate	16,021	-	448	-	-	16,469	1,907
Construction and land development	23,863	-	-	-	-	23,863	-
Commercial business	569	-	-	-	-	569	-
Consumer	404	-	-	-	-	404	-
Total Loans	$325,220	$1,401	$4,098	$-	$1,401	$330,719	$7,274

	September 30, 2013
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$264,272	$3,589	$2,930	$-	$3,589	$270,791	$4,259
Multi-family residential	5,716	-	-	-	-	5,716	-
Commercial real estate	18,686	355	465	-	355	19,506	2,375
Construction and land development	11,356	-	-	-	-	11,356	-
Commercial business	588	-	-	-	-	588	-
Consumer	437	1	-	-	1	438	-
Total Loans	$301,055	$3,945	$3,395	$-	$3,945	$308,395	$6,634

The allowance for loan losses is established through a provision for loan losses charged to expense. The Company maintains the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses no less than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio in view of these inherent losses. For each primary type of loan, a loss factor is established reflecting an estimate of the known and inherent losses in such loan type using both a quantitative analysis as well as consideration of qualitative factors. The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the Company’s loans, the value of collateral securing the loans, the borrowers’ ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

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

The following table summarizes the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment. Activity in the allowance is presented for the three and nine month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014

	One- to four-family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at March 31, 2014.	$1,425	$64	$141	$523	$4	$3	$230	$2,390
Charge-offs	(205)	-	-	-	-	-	-	(205)
Recoveries	-	-	-	-	-	-	-	-
Provision	66	(6)	(16)	(11)	(1)	(2)	(30)	-
ALLL balance at June 30, 2014	$1,286	$58	$125	$512	$3	$1	$200	$2,185

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,286	$58	$125	$512	$3	$1	$200	$2,185

	Nine Months Ended June 30, 2014

	One- to four-family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2013.	$1,384	$22	$70	$653	$4	$2	$218	$2,353
Charge-offs	(215)	-	-	-	-	-	-	(215)
Recoveries	47	-	-	-	-	-	-	47
Provision	70	36	55	(141)	(1)	(1)	(18)	-
ALLL balance at June 30, 2014	$1,286	$58	$125	$512	$3	$1	$200	$2,185

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$1,286	$58	$125	$512	$3	$1	$200	$2,185

	Three Months Ended June 30, 2013

	One- to four-family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at March 31, 2013	$801	$7	$175	$1,297	$3	$1	$228	$2,512
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	139	-	-	-	139
Provision	(10)	-	-	-	-	10	-	-
ALLL balance at June 30, 2013	$791	$7	$175	$1,436	$3	$11	$228	$2,651

Individually evaluated for impairment	$-	$-	$-	$-	$-	$10	$-	$10
Collectively evaluated for impairment	$791	$7	$175	$1,436	$3	$1	$228	$2,641

	Nine Months Ended June 30, 2013

	One- to four-family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2012	$830	$7	$125	$745	$3	$1	$170	$1,881
Charge-offs	(154)	-	-	-	-	-	-	(154)
Recoveries	25	-	-	899	-	-	-	924
Provision	90	-	50	(208)	-	10	58	-
ALLL balance at June 30, 2013	$791	$7	$175	$1,436	$3	$11	$228	$2,651

Individually evaluated for impairment	$-	$-	$-	$-	$-	$10	$-	$10
Collectively evaluated for impairment	$791	$7	$175	$1,436	$3	$1	$228	$2,641

The following tables summarizes information regarding troubled debt restructurings for both three and nine months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014

(Dollars in Thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial	1	$453	$800
	1	$453	$800

	Nine Months Ended June 30, 2014

(Dollars in Thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

One-to-four family	1	$1,468	$1,468
Commercial	1	453	800
	2	$1,921	$2,268

Three Months Ended June 30, 2013

(Dollars in Thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

One-to-four family	-	-	-
	-	-	-

	Nine Months Ended June 30, 2013

(Dollars in Thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

One-to-four family	1	$1,321	$1,321
	1	$1,321	$1,321

No troubled debt restructurings defaulted during the three and nine month periods ended June 30, 2014 or 2013 that were restructured in the twelve months preceeding the periods presented.

6.         DEPOSITS

Deposits consist of the following major classifications:

	June 30,		September 30,
	2014		2013

	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$66,627	17.7%	$65,298	12.0%
Interest-bearing checking accounts	36,929	9.8	36,063	6.6
Non-interest bearing checking accounts	2,806	0.7	3,474	0.6
Passbook, club and statement savings (1)	74,031	19.6	223,615	41.3
Certificates maturing in six months or less	29,714	7.9	65,831	12.1
Certificates maturing in more than six months	166,795	44.3	148,467	27.4

Total	$376,902	100.0%	$542,748	100.0%

(1)   Includes $145.7 million of funds held in escrow at September 30, 2013 in connection with the Company’s second-step conversion relating to stock subscriptions.

Certificates of $100,000 and over totaled $71.7 million as of June 30, 2014 and $78.7 million as of September 30, 2013.

7.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	June 30,	September 30,
	2014	2013
Deferred tax assets:	(Dollars in Thousands)
Allowance for loan losses	$1,040	$1,037
Real estate owned expenses	51	-
Nonaccrual interest	125	125
Accrued vacation	96	86
Capital loss carryforward	321	1,423
Impairment loss	938	1,117
Split dollar life insurance	21	21
Post-retirement benefits	132	136
Unrealized loss on available for sale securities	334	666
Employee benefit plans	369	455

Total deferred tax assets	3,427	5,066
Valuation allowance	(1,259)	(2,540)
Total deferred tax assets, net of valuation allowance	2,168	2,526

Deferred tax liabilities:
Property	447	461
Deferred loan fees	819	759

Total deferred tax liabilities	1,266	1,220

Net deferred tax asset	$902	$1,306

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be realized through a carry back to taxable income in prior years or future reversals of existing taxable temporary differences, and/or to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The valuation allowance totaled $1.3 million at June 30, 2014.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations as a component of income tax expense. As of June 30, 2014, the Internal Revenue Service conducted an audit of the Company’s tax returns for the year ended September 30, 2010, and no adverse findings were reported. The Company’s federal and state income tax returns for taxable years through September 30, 2010 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

8.         STOCK COMPENSATION PLANS

The Company maintains a Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the RRP Trust purchased 213,528 (on a converted basis) shares of the Company’s common stock in the open market for approximately $2.5 million, at an average purchase price per share of $11.49. The Company made sufficient contributions to the RRP Trust to fund these purchases. No additional purchases of shares are expected to be made by the RRP Trust under this plan. As of June 30, 2014, all the shares had been awarded as part of the RRP. Shares subject to awards under the RRP generally vest at the rate of 20% per year over five years. As of June 30, 2014, 175,474 (on a converted basis) of the awarded shares had become fully vested.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three and nine months ended June 30, 2014, $21,000 and $107,000, respectively, was recognized in compensation expense for the RRP. An income tax benefit of $7,000 was recognized for the three months ended June 30, 2014 while an income tax benefit of $55,000 was recognized for the nine months ended June 30, 2014. During the three and nine months ended June 30, 2013, $114,000 and $270,000, respectively, was recognized in compensation expense for the RRP. A tax benefit of $39,000 and $69,000 was recognized for the three and nine months ended June 30, 2013. At June 30, 2014, approximately $281,000 in additional compensation expense for the shares awarded but not yet vested related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the nine months ended June 30, 2014 is presented in the following table:
	Nine Months Ended June 30, 2014
	Number of Shares (1)	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2013	79,477	$9.56
Issued	-	-
Forfeited	-	-
Vested	(41,422)	10.93
Nonvested stock awards at the June 30, 2014	38,055	$8.07

(1)  Amounts reflected on post-conversion basis.

The Company maintains a Stock Option Plan which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 (on a converted basis) shares of common stock were approved for future issuance pursuant to the Stock Option Plan. As of June 30, 2014, all of the options had been awarded under the Plan although 3,717 forfeited shared are available for grant. As of June 30, 2014, 417,767 (on a converted basis) options were vested.

A summary of the status of the Company’ stock options under the Stock Option Plan as of June 30, 2014 and changes during the nine month period ended June 30, 2014 are presented below:

	Nine Months Ended June 30, 2014
	Number of Shares (1)	Weighted Average Exercise Price

Outstanding at October 1, 2013	516,739	$10.86
Granted	13,545	10.68
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2014	530,284	$10.86
Exercisable at June 30, 2014	417,767	$11.57

(1) Amounts reflected on a post-conversion basis.

The weighted average remaining contractual term was approximately 5.5 years for options outstanding as of June 30, 2014.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013 and $4.67 for options granted during fiscal 2014. The fair value was estimated on the date of grant using the Black-Scholes pricing model. No options were granted in fiscal years 2011 and 2012.

During the three and nine months ended June 30, 2014, $25,000 and $116,000, respectively, was recognized in compensation expense for the Stock Option Plan. Tax benefits of $3,000 and $14,000, respectively, were recognized for the three and nine months ended June 30, 2014. During the three and nine months ended June 30, 2013, $78,000 and $186,000, respectively, was recognized in compensation expense for the Stock Option Plan. Tax benefits of $7,000 and $20,000, respectively, were recognized for the three and nine months ended June 30, 2013.   At June 30, 2014, approximately $281,000 in additional compensation expense for awarded options that have not vested remained unrecognized. The weighted average period over which this expense will be recognized is approximately 3.3 years.

9.	COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2014, the Company had $8.6 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.25% to 10.00%. At September 30, 2013, the Company had $12.8 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.25% to 6.00%. The aggregate undisbursed portion of loans-in-process amounted to $9.3 million at June 30, 2014 and $1.7 million at September 30, 2013.

The Company also had commitments under unused lines of credit of $5.2 million and $4.7 million, respectively, at June 30, 2014 and September 30, 2013 and letters of credit outstanding of $109,000 and $187,000, respectively, at June 30, 2014 and September 30, 2013.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At June 30, 2014, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $69,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2014 and September 30, 2013, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets as of June 30, 2014 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$17,826	$-	$17,826
Mortgage-backed securities - U.S. Government agencies	-	36,454	-	36,454
Mortgage-backed securities - Non-agency	-	2,144	-	2,144
FHLMC preferred stock	103	-	-	103
Total	$103	$56,424	$-	$56,527

Those assets as of September 30, 2013 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$17,259	$-	$17,259
Mortgage-backed securities - U.S. Government agencies	-	20,959	-	20,959
Mortgage-backed securities - Non-agency	-	3,530	-	3,530
FHLMC preferred stock	33	-	-	33
Total	$33	$41,748	$-	$41,781

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value in excess of $21.9 million.

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

Summary of Non-Recurring Fair Value Measurements

	At June 30, 2014
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$21,933	$21,933
Real estate owned	-	-	460	$460
Total	$-	$-	$22,393	$22,393

	At September 30, 2013
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$15,118	$15,118
Real estate owned	-	-	406	$406
Total	$-	$-	$15,524	$15,524

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At June 30, 2014
	(Dollars in Thousands)
		Valuation
	Fair Value	Technique	Unobservable Input	Range
Impaired loans	$21,933	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount

Real estate owned	$460	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount

	At September 30, 2013
	(Dollars in Thousands)
		Valuation
	Fair Value	Technique	Unobservable Input	Range
Impaired loans	$15,118	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount

Real estate owned	$406	Property appraisals	Management discount for selling costs, property type and market volatility	10% - 20% discount

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

			Fair Value Measurements at
			June 30, 2014
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$29,681	$29,681	$29,681	$-	$-
Investment and mortgage-backed securities available for sale	56,527	56,527	103	56,424	-
Investment and mortgage-backed securities held to maturity	83,622	81,691	-	81,691	-
Loans receivable, net	321,679	323,475	-	-	323,475
Accrued interest receivable	1,825	1,825	1,825	-	-
Federal Home Loan Bank stock	1,221	1,221	1,221	-	-
Bank owned life insurance	12,288	12,288	12,288	-	-

Liabilities:
Checking accounts	39,735	39,735	39,735	-	-
Money market deposit accounts	66,627	66,627	66,627	-	-
Passbook, club and statement savings accounts	74,031	74,031	74,031	-	-
Certificates of deposit	196,509	200,502	-	-	200,502
Advances from Federal Home Loan Bank	340	340	340	-	-
Accrued interest payable	1,054	1,054	1,054	-	-
Advances from borrowers for taxes and insurance	2,369	2,369	2,369	-	-

			Fair Value Measurements at
			September 30, 2013
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$158,984	$158,984	$158,984	$-	$-
Investment and mortgage-backed securities available for sale	41,781	41,781	33	41,748	-
Investment and mortgage-backed securities held to maturity	83,732	80,582	-	80,582	-
Loans receivable, net	306,517	308,606	-	-	308,606
Accrued interest receivable	1,791	1,791	1,791	-	-
Federal Home Loan Bank stock	1,181	1,181	1,181	-	-
Bank owned life insurance	7,119	7,119	7,119	-	-

Liabilities:
Checking accounts	39,537	39,537	39,537	-	-
Money market deposit accounts	65,298	65,298	65,298	-	-
Passbook, club and statement savings accounts	223,615	223,615	223,615	-	-
Certificates of deposit	214,298	218,572	-	-	218,572
Advances from Federal Home Loan Bank	340	340	340	-	-
Accrued interest payable	1,666	1,666	1,666	-	-
Advances from borrowers for taxes and insurance	1,480	1,480	1,480	-	-

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

Checking Accounts, Money Market Deposit Accounts, Passbook Accounts, Club Accounts, Statement Savings Accounts, Certificates of Deposit—The fair value of passbook accounts, club accounts, statement savings accounts, checking accounts, and money market deposit accounts is the amount reported in the financial statements.

Certificates of Deposit- The fair value of certificates of deposit is based on market rates currently offered for deposits of similar remaining maturity.

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

Commitments to Extend Credit and Letters of Credit—The majority of the Company’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant.

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

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our unaudited consolidated financial statements included in Item 1 hereof as well as in Note 2 to our audited consolidated financial statements included in the Form 10-K. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as well as contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

In determining the allowance for loan losses, management has established a general pooled allowance. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (the general pooled allowance) and those for criticized and classified loans. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar commercial real estate loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historical loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios and external factors. Estimates are periodically measured against actual loss experience.

This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on our commercial, construction and residential loan portfolios and historical loss experience. All of these estimates may be susceptible to significant change.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. In addition, the Department and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses. The Department and the FDIC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examination. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely affect earnings in future periods.

Investment and mortgage-backed securities available for sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of June 30, 2014 or September 30, 2013.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with U.S. GAAP. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. In addition, the Company also considers the likelihood that the security will be required to be sold because of regulatory concerns , our internal intent not to dispose of the security prior to maturity and whether the entire cost basis of the security is expected to be recovered. In determining whether the cost basis will be recovered, management evaluates other facts and circumstances that may be indicative of an “other-than-temporary” impairment condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

In addition, certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, investment securities, FHLB stock and loans transferred into real estate owned at fair value on a non-recurring basis.

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

Market Overview. Although the economy slowly improved during 2012 and 2013 and the beginning of 2014, we still view the current environment as challenging.

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

The following discussion provides further details on the financial condition of the Company at June 30, 2014 and September 30, 2013, and the results of operations for the three and nine months ended June 30, 2014 and 2013.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2014 AND SEPTEMBER 30, 2013

At June 30, 2014, we had total assets of $511.9 million, as compared to $607.9 million at September 30, 2013, a decrease of $96.0 million or 15.8%. The primary reason for the $96.0 million decrease in assets was the return to subscribers of $74.3 million in excess subscription funds received in connection with the second-step conversion offering which was completed in October 2013. Cash and cash equivalents decreased $129.3 million to $29.7 million at June 30, 2014 compared to $159.0 million at September 30, 2013. This decrease was attributable to the $74.3 million returned to subscribers, the use of cash and cash equivalents to fund the $15.2 million increase in outstanding net loan balances and a $20.1 million reduction in deposits (excluding $145.7 million of subscription funds held in escrow related to the second-step stock offering). Loans receivable increased to $321.7 million at June 30, 2014 from $306.5 million at September 30, 2013. The loan growth primarily consisted of the origination of single-family residential loans and short-term construction loans secured by properties located within our immediate market area. During the third quarter, the Company purchased approximately $9.0 million of mortgage-backed securities guaranteed by the U.S. Government with short effective lives to improve earnings, while mitigating the Company’s interest rate risk position.

Total liabilities decreased to $382.5 million at June 30, 2014 from $548.0 million at September 30, 2013. The $165.5 million decrease in total liabilities was primarily due to the return of $74.3 million to subscribers due to the oversubscription in the second-step conversion offering as well as the transfer to equity of $69.4 million of net proceeds from the offering. In addition, the Company continued its strategy to allow certain higher costing certificates of deposit to run-off as part of its asset/liability management strategy. The deposit outflows experienced during the third quarter of fiscal 2014 were funded from cash and cash equivalents.

Total stockholders’ equity increased by $69.6 million to $129.5 million at June 30, 2014 from $59.9 million at September 30, 2013. The increase reflected the receipt of net proceeds of approximately $69.4 million from the Company’s second-step conversion offering which closed October 9, 2013. Other items that affected stockholders’ equity during the nine months ended June 30, 2014 were the recognition of net income of approximately $1.4 million, the receipt of $847,000 of cash transferred from the mutual holding company as part of the second-step conversion, a reduction in other comprehensive loss due to a slight increase in the market value of the remaining available for sale securities held in the investment portfolio due to the improvement in market rates since September 30, 2013 and the payment of the Company’s first cash dividend subsequent to the completion of the second-step conversion.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013

Net income. The Company recognized net income of $521,000, or $0.06 per basic and diluted share, for the quarter ended June 30, 2014 as compared to $685,000, or $0.08 per basic and diluted share, for the quarter ended June 30, 2013. For the nine months ended June 30, 2014, the Company recognized net income of $1.4 million, or $0.15 per basic and diluted share, as compared to net income of $971,000, or $0.11 per basic and diluted share for the comparable period in fiscal 2013. The level of earnings for the three month period ended June 30, 2013 was higher than the same quarter in fiscal 2014 primarily due to gains on the sale of investments and mortgage-back securities recognized during the 2013 period. With regard to the nine month period ended June 30, 2014, the $423,000 increase, or $0.05 per basic share, was primarily due to an increase in net interest income combined with reductions in non-operating expenses as well as federal income tax expense.

Net interest income. For the three months ended June 30, 2014, net interest income increased $221,000 or 7.2% to $3.3 million as compared to $3.1 million for the same period in 2013 primarily as a result of a decline of $211,000 or 20.3% in interest expense. The decrease in interest expense resulted primarily from a 15 basis point decrease to 0.87% in the weighted average rate paid on interest-bearing liabilities, reflecting the continued repricing downward of interest-bearing liabilities during the past year combined with a $28.1 million or 6.9% decrease in the average balance of interest-bearing liabilities, primarily certificates of deposit, for the three months ended June 30, 2014 as compared to the same period in fiscal 2013. The Company also experienced a slight increase in interest income resulting from an increase of the average balance of interest-earning assets of $35.8 million or 7.8% to $493.5 million, substantially offset by a decline in the weighted average yield earned of 25 basis points. The increase in the average balance of interest-earning assets reflected the Company’s efforts to grow the loan portfolio in a controlled manner. The decrease in the weighted average yield earned was primarily due to the origination of new loans at lower current market rates of interest combined with the reinvestment at lower current market rates of the proceeds received mortgage-backed securities.

For the nine months ended June 30, 2014, net interest income increased $327,000 or 3.5% to $9.7 million as compared to $9.4 million for the same period in 2013. Interest expense declined by $813,000 or 23.9% and was partially offset by a decrease of $486,000 or 3.8% in interest income. The decrease in interest expense resulted primarily from a 21 basis point decrease to 0.89% in the weighted average rate paid on interest-bearing liabilities, reflecting the continued repricing downward of interest-bearing liabilities during the past year combined with a $26.3 million or 6.4% decrease in the average balance of interest-bearing liabilities, primarily certificates of deposit, for the nine months ended June 30, 2014 as compared to the same period in fiscal 2013. The decrease in interest income resulted from a 44 basis point decrease to 3.26% in the weighted average yield earned on interest-earning assets offset in part by a $43.7 million or 9.5% increase to $504.7 million in the average balance of interest-earning assets for the nine months ended June 30, 2014 as compared to the same period in fiscal 2013. The decrease in the weighted average yield earned was primarily due to the origination of new loans at lower current market rates of interest combined with the reinvestment at lower current market rates of the proceeds from called investment and mortgage-backed securities. The increase in the average balance of interest-earning assets reflects the Company’s efforts to grow primarily the loan portfolio in a controlled manner.

For the three months ended June 30, 2014, the net interest margin was 2.69% as compared to 2.71% for the same period in fiscal 2013. For the nine months ended June 30, 2014, the net interest margin was 2.57% as compared to 2.72% for the same period in fiscal 2013.

Average balances, net interest income, and yields earned and rates paid. The following table shows for the periods indicated the total dollar amount of interest earned from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities and the resulting costs, expressed both in dollars and rates, the interest rate spread and the net interest margin. Average yields and rates have been annualized. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months
	Ended June 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$87,985	$551	2.51%	$92,209	$566	2.46%
Mortgage-backed securities	49,624	378	3.06	46,862	405	3.47
Loans receivable(2)	320,060	3,185	3.99	279,172	3,134	4.50
Other interest-earning assets	35,875	22	0.25	39,458	21	0.21
Total interest-earning assets	493,544	4,136	3.36	457,701	4,126	3.62
Cash and non-interest-bearing balances	2,426			2,639
Other non-interest-earning assets	17,908			15,922
Total assets	$513,878			$476,262
Interest-bearing liabilities:
Savings accounts	$78,404	62	0.32	$76,571	63	0.33
Money market deposit and NOW accounts	101,031	88	0.35	100,623	88	0.35
Certificates of deposit	199,399	675	1.36	229,933	885	1.54
Total deposits	378,834	825	0.87	407,127	1,036	1.02
Advances from Federal Home Loan Bank	340	-	0.00	340	-	0.00
Advances from borrowers for taxes and
insurance	1,865	1	0.22	1,692	1	0.24
Total interest-bearing liabilities	381,039	826	0.87	409,159	1,037	1.02
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	2,552			3,449
Other liabilities	4,665			3,946
Total liabilities	388,256			416,554
Stockholders’ equity	125,622			59,708
Total liabilities and stockholders’ equity	$513,878			$476,262
Net interest-earning assets	$112,505			$48,542
Net interest income; interest rate spread		$3,310	2.49%		$3,089	2.60%
Net interest margin(3)			2.69%			2.71%

Average interest-earning assets to average
interest-bearing liabilities		129.53%			111.86%

(1) Yields and rates for the three month periods are annualized.
(2) Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3) Equals net interest income divided by average interest-earning assets.

	Nine Months
	Ended June 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$86,972	$1,639	2.52%	$83,415	$1,594	2.55%
Mortgage-backed securities	44,100	1,054	3.20	57,820	1,583	3.66
Loans receivable(2)	318,410	9,489	3.98	273,416	9,522	4.66
Other interest-earning assets	55,234	108	0.26	46,411	77	0.22
Total interest-earning assets	504,716	12,290	3.26	461,062	12,776	3.70
Cash and non-interest-bearing balances	2,470			2,571
Other non-interest-earning assets	14,557			16,214
Total assets	$521,743			$479,847
Interest-bearing liabilities:
Savings accounts	$79,420	197	0.33	$72,050	182	0.34
Money market deposit and NOW accounts	100,196	260	0.35	100,780	269	0.36
Certificates of deposit	205,667	2,123	1.38	238,965	2,941	1.65
Total deposits	385,283	2,580	0.90	411,795	3,392	1.10
Advances from Federal Home Loan Bank	340	-	0.00	353	-	0.00
Advances from borrowers for taxes and
insurance	2,044	3	0.20	1,798	4	0.30
Total interest-bearing liabilities	387,667	2,583	0.89	413,946	3,396	1.10
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	2,528			3,362
Other liabilities	5,496			3,192
Total liabilities	395,691			420,500
Stockholders’ equity	126,052			59,347
Total liabilities and stockholders’ equity	$521,743			$479,847
Net interest-earning assets	$117,049			$47,116
Net interest income; interest rate spread		$9,707	2.36%		$9,380	2.60%
Net interest margin(3)			2.57%			2.72%

Average interest-earning assets to average
interest-bearing liabilities		130.19%			111.38%

(1) Yields and rates for the nine month periods are annualized.
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

The Company determined that a provision for loan loss was not necessary for both the three and the nine month periods ended June 30, 2014. During the quarter, the Company recorded a charge-off in the amount of $205,000 related to two single-family loans and there were no recoveries during the period. For the nine month period, the Company recorded total charge-offs of $215,000 which were partially offset by recoveries of $47,000. The Company believes that the allowance for loan losses at June 30, 2014 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date. At June 30, 2014, the Company’s non-performing assets totaled $7.7 million or 1.5% of total assets as compared to $7.0 million or 1.2% of total assets at September 30, 2013. Non-performing assets at June 30, 2014 included $7.3 million in non-performing loans consisting of 11 one-to- four family residential mortgage loans aggregating $3.5 million, three single-family residential investment property mortgage loans aggregating $1.9 million and seven commercial real estate mortgage loans aggregating $1.9 million. Non-performing assets also included three one-to four-family residential real estate owned properties with an aggregate carrying value of $460,000. During the quarter, one commercial real estate loan in the amount of $880,000 was added to the Company’s non-performing assets. An impairment analysis was performed resulting in management’s determination that as of June 30, 2014 no additional reserve was required as a result of the impairment of this credit.
The allowance for loan losses totaled $2.2 million, or 0.7% of total loans and 30.0% of total non-performing loans at June 30, 2014 as compared to $2.4 million, or 0.8% of total loans and 35.5% of total non-performing loans at September 30, 2013.

At June 30, 2014, we had $1.4 million of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of 12 one-to-four family residential mortgage loans.

Our total classified loans and real estate owned at June 30, 2014 amounted to $22.4 million as compared to $15.5 million at September 30, 2013. All of such assets were classified “substandard” and consisted of 54 loans and three real estate owned properties. We did not have any assets classified as “doubtful” or “loss” at either of such dates. During the quarter, the Company downgraded seven loans aggregating $9.0 million to one borrower from “special mention” to “substandard”, as a result of an investor terminating a commitment to the borrower that would have provided sufficient cash flow to allow the borrower to continue to make payments in accordance with applicable loan agreements. All of such loans were current as of June 30, 2014. As of August 14, 2014, another investor has agreed to provide $1.0 million to the borrower for the borrower’s primary project if certain sales targets are reached. The borrower has reached the specified sales targets and expects to receive the agreed upon infusion from the investor. If the funds are received from the investor, management will re-evaluate the classification of the loan relationship in subsequent periods. An impairment analysis was performed resulting in management’s determination that as of June 30, 2014, the applicable loans were sufficiently collateralized and no additional reserve was required as a result of the impairment of this credit. At June 30, 2014, we also had a total of eight loans aggregating $2.6 million that had been designated “special mention.” These consist of four loans totaling $1.1 million related to a single borrower which used to purchase a mixed use property and three loans totaling $1.5 million also related to a single borrower are secured by real estate. All of the loans were designated “special mention” due to concerns with regard to the borrowers’ cash flow situations. At September 30, 2013, we had a total of six loans aggregating $8.9 million to one borrower whose loans were criticized as “special mention”.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past and real estate owned) as of June 30, 2014 and September 30, 2013. At neither date did the Company have any accruing loans 90 days or more past due.

	June 30, 2014	September 30, 2013
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$6,5367	$4,259
Commercial real estate	1,907	2,375
Total non-accruing loans	7,274	6,634
Real estate owned, net: (1)	460	406
Total non-performing assets	$7,734	$7,040

Total non-performing loans as a percentage of loans, net	2.26%	2.15%
Total non-performing loans as a percentage of total assets	1.42%	1.09%
Total non-performing assets as a percentage of total assets	1.51%	1.12%

(1)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

The Company currently has one loan of approximately $10 million classified as a TDR which has performed in accordance with the new terms for more than six consecutive months and is reported as a performing loan.

Non-interest income. Non-interest income amounted to $194,000 and $768,000 for the three and nine month periods ended June 30, 2014, respectively, compared to $1.1 million and $1.5 million for the same periods in 2013. The level of non-interest income in the 2013 periods was primarily due to an $852,000 gain recorded from the sale of securities from the available-for-sale portfolio which occurred during the third fiscal quarter of 2013.

Non-interest expense. For the three and nine month periods ended June 30, 2014, non-interest expense increased $39,000 or 1.4% and decreased $86,000 or 1.0%, respectively, compared to the same periods in the prior year. For the three month period ended June 30, 2014, the increase was primarily due to an increase in salary and benefits, partially offset by a reduction in FDIC deposit insurance premiums and professional services. With respect to the nine month period ended June 30, 2014, the primary reasons for the decreases were a reduction of FDIC deposit insurance premiums combined with decreased expenses related to real estate owned and advertising, partially offset by an increase in salary and benefits expense.

Income tax expense. The Company recorded income tax expense for the three and nine months ended June 30, 2014 of $227,000 and $568,000, respectively, compared to income tax expense of $764,000 and $1.3 million, respectively, for the three and nine months ended June 30, 2013. The effective tax rates for the three and nine months ended June 30, 2014 were 30.3% and 29.0%, respectively. Income tax expense for the 2013 periods was adversely impacted by the decline in the amount of available unrealized capital gains which resulted in an increase in the valuation allowance recognized during the 2013 period related to the deferred tax asset for the capital loss carryforward created in connection with the redemption in kind of our entire investment in a mutual fund. As of June 30, 2013, the valuation allowance related to the capital loss carryforward was increased by $154,000 to become fully reserved. As a result, for subsequent periods the Company’s effective tax rate has been less volatile and within a more normalized range.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-earning assets that provide additional liquidity. At June 30, 2014, our cash and cash equivalents amounted to $29.7 million. In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $56.5 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2014, the Company had $8.6 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process. The Company also had commitments under unused lines of credit of $5.2 million and letters of credit outstanding of $109,000 at June 30, 2014. Certificates of deposit at June 30, 2014 maturing in one year or less totaled $88.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances. However, use of FHLB advances has been modest. At June 30, 2014, we had $340,000 in outstanding FHLB advances and had the ability to obtain an additional $193.9 million in FHLB advances. Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of June 30, 2014 and September 30, 2013 and compares them to current regulatory guidelines.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions

June 30, 2014:
Tier 1 capital (to average assets)
The Company	25.32%	4.0%	N/A
The Bank	17.82%	4.0%	5.0%

Tier 1 capital (to risk-weighted assets)
The Company	54.27%	4.0%	N/A
The Bank	38.25%	4.0%	6.0%

Total capital (to risk-weighted assets)
The Company	55.18%	8.0%	N/A
The Bank	39.16%	8.0%	10.0%

September 30, 2013:
Tier 1 capital (to average assets)
Company	12.54%	4.0%	N/A
Bank	11.81%	4.0%	5.0%

Tier 1 capital (to risk-weighted assets)
Company	26.69%	4.0%	N/A
Bank	25.69%	4.0%	6.0%

Total capital (to risk-weighted assets)
Company	27.72%	8.0%	N/A
Bank	26.18%	8.0%	10.0%

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

In recent years, we primarily have reduced our investment in longer term fixed-rate callable agency bonds, originated hybrid adjustable-rate single family Residential Mortgage loans and increased our portfolio of step-up callable agency bonds and agency issued collaterized mortgage-backed securities (“CMO’s”) with short effective life. However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a low interest rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities held to maturity.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2014, which we expect, based upon certain assumptions, to reprice or mature during the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2014, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of variable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 8.0% to 45.3%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.4% to 22.7%. For savings accounts, checking accounts and money markets, the decay rates vary on annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$5,317	$7,043	$13,055	$14,153	$101,564	$141,132
Loans receivable(3)	23,938	47,394	83,963	61,168	104,992	321,455
Other interest-earning assets(4)	28,809	-	-	-	-	28,809
Total interest-earning assets	$58,064	$54,437	$97,018	$75,321	$206,556	$491,396

Interest-bearing liabilities:
Savings accounts	$2,250	$5,689	$9,646	$9,310	$48,482	$75,377
Money market deposit and NOW accounts	3,763	11,289	18,626	15,048	53,159	101,885
Certificates of deposit	29,714	58,859	62,310	45,951	-	196,834
Advances from Federal Home Loan Bank	-	340	-	-	-	340
Advances from borrowers for taxes and insurance	2,369	-	-	-	-	2,369
Total interest-bearing liabilities	$38,096	$76,177	$90,582	$70,309	$101,641	$376,805

Interest-earning assets
less interest-bearing liabilities	$19,968	($21,740)	$6,436	$5,012	$104,915	$114,591

Cumulative interest-rate sensitivity gap (5)	$19,968	($1,772)	$4,664	$9,676	$114,591

Cumulative interest-rate gap as a
percentage of total assets at June 30, 2014	3.90%	-0.35%	0.91%	1.89%	22.38%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at June 30, 2014	152.41%	98.45%	102.28%	103.52%	130.41%

(1)
Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, investment securities are reflected at amortized cost.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of June 30, 2014 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$105,629	$(38,770)	(26.85)%	23.98%	(4.48)%
200	118,073	(26,326)	(18.23)%	25.57%	(2.89)%
100	131,255	(13,144)	(9.10)%	27.10%	(1.36)%
Static	144,399	-	-	28.46%	-
(100)	153,219	8,820	6.11%	29.11%	0.65%
(200)	154,024	9,625	6.67%	28.75%	0.29%
(300)	155,510	11,111	7.69%	28.57%	0.11%

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	There were no repurchases of common stock by the Company during the quarter ended June 30, 2014.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
10.1	Endorsement Split Dollar Insurance Agreement dated May 14th 2014 between Jeffrey T. Hanuscin and Prudential Savings Bank
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date: August 14, 2014
	By:	/s/ Thomas A. Vento
Thomas A. Vento
Chairman, President and Chief Executive Officer

Date: August 14, 2014
	By:	/s/ Joseph R. Corrato
Joseph R. Corrato
Executive Vice President and Chief Financial Officer

