Form 10-K
period 2014-09-30
PRUDENTIAL BANCORP, INC.
filed 2014-12-15
CIK 1578776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended SEPTEMBER 30, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $10.65 on March 31, 2014, the last business day of the Registrant's second quarter was approximately $87.6 million (9,544,809 shares outstanding less approximately 1.32 million shares held by affiliates at $10.65 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

As of the close of business on December 2, 2014, there were 9,386,909 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

Prudential Bancorp, Inc. and Subsidiaries
FORM 10-K INDEX
For the Fiscal Year Ended September 30, 2014

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

PART I

Item 1. Business

General

Prudential Bancorp is a Pennsylvania corporation that was incorporated in June 2013.  It  is the successor corporation to Prudential Bancorp, Inc. of Pennsylvania (“Old Prudential Bancorp”), the former stock holding company for Prudential Savings Bank (the “Bank”), a Pennsylvania-chartered, FDIC-insured savings bank, after the fiscal 2014 completion of the mutual-to-stock conversion of Prudential Mutual Holding Company (the “MHC”), the former mutual holding company for Prudential Savings Bank.

The mutual-to-stock conversion was completed on October 9, 2013.  In connection with the conversion, Prudential Bancorp sold 7,141,602 shares of common stock at $10.00 per share in a public offering.  In addition 2,403,207 shares were issued in exchange for the outstanding shares of common stock of Old Prudential Bancorp  held by shareholders other than the MHC. Each share of Old Prudential Bancorp’s common stock owned by the public was exchanged for 0.9442 shares of Prudential Bancorp common stock.  Gross proceeds from the conversion and offering were approximately $71.4 million. Upon completion of the offering and the exchange, 9,544,809 shares of common stock of Prudential Bancorp were issued and outstanding.

Financial information as of and for the year ended September 30, 2013 presented in this annual report is derived from the consolidated financial statements of Old Prudential Bancorp

Prudential Bancorp’s business activity primarily consists of the ownership of the Bank’s common stock, and to a lessor degree the management of the offering proceeds it retained.  Prudential Bancorp does not own or lease any property. Instead, it uses the premises, equipment and other property of the Bank.  Accordingly, the information set forth  in this annual report, including the consolidated financial statements and related financial data, relates primarily to the Bank.  As a bank holding company, Prudential Bancorp is subject to the regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).

The Company’s results of operations are primarily dependent on the results of the Bank.  As of September 30, 2014, the Company, on a consolidated basis, had total assets of approximately $525.5 million, total deposits of approximately $391.0 million, and total stockholders’ equity of approximately $129.4 million.

The Bank is a community-oriented savings bank headquartered in South Philadelphia which was originally organized in 1886 as a Pennsylvania-chartered building and loan association known as “The South Philadelphia Building and Loan Association No. 2.”  The Bank grew through a number of mergers with other mutual institutions with the last merger being with Continental Savings and Loan Association in 1983.  The Bank converted to a Pennsylvania-chartered savings bank in August 2004.  The banking office network currently consists of the headquarters and main office and seven full-service branch offices.  Six of the banking offices are located in Philadelphia (Philadelphia County),  one is in Drexel Hill in neighboring Delaware County, Pennsylvania and the remaining branch is located in Chalfont in neighboring Bucks County, Pennsylvania.  The Chalfont branch opened December 1, 2014.  The Bank maintains ATMs at six of the banking offices.  We also provide on-line and mobile banking services.

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities.  The Company’s principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities and calls of investment securities and interest-bearing deposits, funds provided from operations and funds borrowed from the Federal Home Loan Bank of Pittsburgh.  These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and consumer loans.  We are an active originator of residential home mortgage loans in the market area, including loans in excess of $417,000 (which are referred to as “jumbo loans”).  Traditionally, the Bank focused on originating long-term single-family residential mortgage loans for portfolio. Although, we had been involved in construction lending, beginning in fiscal 2003, we began to significantly increase our involvement in construction and land development lending. With the decline in real estate values starting in 2008, we curtailed new construction and land development lending, focused on working with our existing construction lending customers to complete projects that were underway and renewed our focus on residential lending.   Construction and land development loans decreased from $40.7 million or 15.5% of the total loan portfolio at September 30, 2010 to $20.4 million or 6.8% of the total loan portfolio at September 30, 2014.   As real estate values recover and market conditions improve for residential construction lending, we expect to increase our construction and land development lending. See “-Asset Quality”.

The investment and mortgage-backed securities portfolio increased by $13.1 million to $138.7 million at September 30, 2014 from $125.5 million at September 30, 2013. This increase was primarily due to the purchase of $33.7 million of investment and mortgage-backed securities which offset the $21.7 million received from  sales and principal payments. At September 30, 2014, the investment and mortgage-backed securities had an aggregate net unrealized loss of $5.1 million which was primarily due to recent increases in the yield on longer term U.S. treasury bond yields which resulted in a reduction with fair values of our available-for-sale securities.

At September 30, 2014, the Company’s non-performing assets totaled $6.2 million or 1.2% of total assets as compared to $7.0 million or 1.2% of total assets at September 30, 2013.  Non-performing assets at September 30, 2014 included $5.9 million in non-performing loans of which there were 17 one-to-four family residential loans totaling $5.0 million and one commercial real estate loan in the amount of $877,000.  Non-performing assets also included a one-to-four family residential real estate owned property totaling $360,000. Included in the non-performing loans were $2.3 million of troubled debt restructurings consisting of one residential real estate loan in the amount of $1.5 million and the aforementioned commercial real estate loan in the amount of $877,000. The allowance for loan losses totaled $2.4 million, or 0.8% of total loans and 41.2% of total non-performing loans at September 30, 2014. See “-Asset Quality”.

The executive offices are located at 1834 West Oregon Avenue, Philadelphia, Pennsylvania and the Company’s telephone number is (215) 755-1500.

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

Philadelphia is the seventh largest metropolitan region in the United States and home to over 63 colleges and universities.  Traditionally, the economy of the Philadelphia metropolitan area was driven by the manufacturing and distribution sectors.  Currently, the leading employment sectors in the region are (i) educational and health services; (ii) transportation, trade and utilities services; (iii) professional and business services; and (iv) due to the region’s numerous historic attractions, leisure and hospitality services.  The region’s leading employers include Jefferson Health System, the University of Pennsylvania Health System, Merck & Company, Inc. and Comcast Corporation.  The Philadelphia metropolitan area has also evolved into one of the major corporate centers in the United States due to its geographic location, access to transportation, significant number of educational facilities to supply technical talent and available land for corporate and industrial development.  The Philadelphia metropolitan area is currently home to 12 Fortune 500 companies, including AmerisourceBergen, Comcast, Sunoco, DuPont, Aramark and Lincoln Financial. It is also a major health care area with a number of teaching and research hospitals being operated.

We face significant competition in originating loans and attracting deposits.  This competition stems primarily from commercial banks, credit unions other savings banks and savings associations and mortgage-banking companies.  Many of the financial service providers operating in the market area are significantly larger, and have greater financial resources, than us.  We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Lending Activities

General.  At September 30, 2014, the net loan portfolio totaled $321.1 million or 61.1% of total assets.  Historically, the principal lending activity has been the origination of residential real estate loans collateralized by one- to four-family, also known as “single-family”, homes secured by properties located in the Company’s market area.

The types of loans that we may originate are subject to federal and state banking laws and regulations.  Interest rates charged by us on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors.  These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

Loan Portfolio Composition.  The following table shows the composition of the loan portfolio by type of loan at the dates indicated.

	September 30,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in Thousands)
Real estate loans:
One- to four-family residential (1)	$282,637	85.47%	$270,791	87.81%	$222,793	84.65%	$196,533	79.54%	$197,164	74.96%
Multi-family residential	7,174	2.17%	5,716	1.85%	5,051	1.92%	5,723	2.32%	4,006	1.52%
Commercial real estate	16,113	4.87%	19,506	6.33%	19,333	7.35%	21,175	8.57%	19,710	7.49%
Construction and land development	22,397	6.77%	11,356	3.68%	14,873	5.65%	22,226	9.00%	40,650	15.46%
Total real estate loans	328,321	99.28%	307,369	99.67%	262,050	99.56%	245,657	99.42%	261,530	99.43%
Commercial business	1,976	0.60%	588	0.19%	632	0.24%	814	0.33%	893	0.34%
Consumer	399	0.12%	438	0.14%	523	0.20%	613	0.25%	595	0.23%
Total loans	330,696	100.00%	308,395	100.00%	263,205	100.00%	247,084	100.00%	263,018	100.00%
Less:
Undisbursed portion of
loans in process	9,657		1,676		1,629		3,773		5,366
Deferred loan costs	(2,449)		(2,151)		(989)		(564)		(590)
Allowance for loan losses	2,425		2,353		1,881		3,364		3,151
Net loans	$321,063		$306,517		$260,684		$240,511		$255,091

(1)	Includes home equity loans and lines of credit totaling $5.0 million and $10.0 million, respectively, as of September 30, 2014.

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of loans as of September 30, 2014, before giving effect to net items.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	One-to-Four Family Residential	Multi-family Residential	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer	Total
	(In Thousands)
Amounts due after September 30, 2014 in:
One year or less	$7,920	$-	$2,124	$19,420	$43	$158	$29,665
After one year through two years	4,862	-	1,193	2,977	-	27	9,059
After two years through three years	1,523	-	2,654	-	-	40	4,217
After three years through five years	15,902	1,766	1,719	-	-	155	19,542
After five years through ten years	58,089	5,226	7,691	-	1,933	19	72,958
After ten years through fifteen years	67,012	-	223	-	-	-	67,235
After fifteen years	127,329	182	509	-	-	-	128,020
Total	$282,637	$7,174	$16,113	$22,397	$1,976	$399	$330,696

The following table shows the dollar amount of all loans due after one year from September 30, 2014, as shown in the table above, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
	(In Thousands)

One- to four-family residential (1)	$204,378	$70,339	$274,717
Multi-family residential	7,174	-	7,174
Commercial real estate	12,707	1,282	13,989
Construction and land development	1,606	1,371	2,977
Commercial business	1,933	-	1,933
Consumer	142	99	241
Total	$227,940	$73,091	$301,031

(1)  Includes home equity loans and lines of credit.

The Bank originates five, seven and 10 year hybrid adjustable-rate mortgage loans, consisting primarily of one-to four-family residential mortgage loans. The interest rate is initially fixed for a specified period (five, seven or 10 years) and then converts to an adjustable interest rate which adjusts each year thereafter for the remainder of the loan term. The seven and 10 year adjustable-rate mortgages have artificially low initial interest rates at the date of origination commonly known as “teaser rates.” Most of the “hybrid” loans are originated in connection with the origination of jumbo residential mortgage loans.

Loan Originations.  The Bank’s lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management.  Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts.  We also use loan correspondents and brokers as a source for a substantial part of our residential mortgage loans, either having them originate such loans using our documentation or purchasing such loans from them immediately upon closing.  Loans obtained from loan correspondents are underwritten using the same underwriting standards as loans originated internally.  Consumer loan applications are taken at any of our offices while loan applications for all other types of loans, including home equity and home equity line of credits, are taken only at our main office.  All loan applications are processed and underwritten centrally at our main office.

Single-family residential mortgage loans are generally written on standardized documents used by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”).  Property valuations of loans secured by real estate are undertaken by independent third-party appraisers approved by the board of directors and are reviewed internally before acceptance. At both September 30, 2014 and September 30, 2013, the Company had no real estate loans that would be considered subprime loans, which we define as mortgage loans advanced to borrowers who do not qualify for loans bearing market interest rates because of problems with their credit history.  The Bank does not originate and has not in the past originated subprime loans.

In addition, the Bank utilizes correspondent brokers to assist in the origination of single-family residential loans.  However, all of such loans are underwritten by us using the Bank’s underwriting criteria and are approved in accordance with the procedures established by our loan policy prior to loan closing.  We also occasionally purchase participation interests in larger balance loans, typically commercial real estate loans, from other financial institutions in our market area.  Such participations are reviewed for compliance, are underwritten independently in accordance with our underwriting criteria and are approved by the Management Loan Committee and either the Executive Committee or the full board before they are purchased.  Generally, loan purchases have been without any recourse to the seller.  However, we actively monitor the performance of such loans through the receipt of regular updates, including inspections reports, from the lead lender regarding the loan’s performance, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements of the borrower from the lead lender. These loans are subjected to regular internal reviews in accordance with our loan policy.

The Bank has sold participation interests in construction and land development loans originated by it to other institutions in its market area.  When we have sold participation interests, it has been done without recourse.  We generally have sold participation interests in loans only when a loan would exceed the Bank’s internal loans to one borrower limits.  With respect to the sale of participation interests in such loans, we have received commitments to purchase such participation interests prior to the time the loan is closed.  In addition, we have sold loans in the past to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance program consisting of long-term, fixed-rate single-family residential loans originated which had interest rates below certain levels established by the board of directors.  Such sales provide for a limited amount of recourse.  There were no loan sales pursuant to this program  or otherwise during the fiscal years ended September 30, 2014 and 2013.  At September 30, 2014 and 2013, the Company’s recourse exposure was approximately $64,000.   During the year ended September 30, 2013, we sold $9.2 million of loans consisting of all the loans related to a 133-unit condominium project located in Philadelphia; the loans were sold as part of a resolution of the loan relationship. See “-Lending Activities - Construction and Land Development Lending.”

As part of the Bank’s loan policy, we are permitted, subject to certain exceptions as approved by the loan committee, to make loans to one borrower and related entities in an aggregate amount of up to 15% of the capital accounts of the Bank which consist of the aggregate of its capital, surplus, undivided profits, capital securities and allowance for loan losses.  At September 30, 2014, the Bank’s internal “guidance” limit is $8.0 million to one borrower as a threshold, which the Bank is permitted to exceed in certain situations subject to the approval of the Board of Directors that there is adequate support for the exception.   At September 30, 2014, our three largest loans to one borrower and related entities amounted to $9.3 million, $4.7 million, and $4.3 million.  As of this date, the largest relationship of $9.3 million consisted of three construction loans totaling $7.7 million, two commercial real estate loans totaling $1.5 million and one residential mortgage totaling $95,000.  This relationship was classified as “substandard” as of September 30, 2014 and is currently in a work-out status.  As part of the resolution process, the Bank extended in November 2014 an additional construction loan to the borrower in the amount of $5.4 million in connection with an additional infusion. As of December 15, 2014 no funds had been drawn against such loan. The second largest relationship of $4.7 million consisted of seven commercial real estate loans totaling $3.9 million and two residential mortgage loans totaling $846,000.  The third relationship totaling $4.3 million consisted of four commercial real estate loans. Included in the $4.3 million commercial real estate loans was one loan for approximately $887,000 deemed a troubled debt restructuring as of September 30, 2014, which was performing in accordance with its terms.  A policy exception was approved by the Board of Directors regarding the borrowing relationship that exceeded our policy guidance limit in order to protect the Bank’s security interest as this relationship is being worked out in accordance with a detailed work-out plan. For more information regarding certain of these loans, see “-Lending Activities - Construction and Land Development Lending.”

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,

	2014	2013	2012
	(In Thousands)
Loan originations (1)
One- to four-family residential	$39,660	$93,377	$60,913
Multi-family residential	3,272	588	770
Commercial real estate	5,936	4,353	1,576
Construction and land development	17,461	4,344	7,960
Commercial business	2,191	674	1,049
Consumer	114	111	193
Total loan originations	68,634	103,447	72,461
Loans purchased	-	-	1,624
Total loans originated and purchased	68,634	103,447	74,085
Loans sold	-	9,240	-
Loans transferred to real estate owned	83	282	223
Loan principal repayments	53,554	48,581	53,302
Total loans sold and principal repayments	53,637	58,103	53,525
(Decrease) increase due to other items, net (2)	(451)	489	(387)
Net increase in loan portfolio	$14,546	$45,833	$20,173

(1)	Includes loan participations with other lenders.

(2)
Other items consist of the undisbursed portion of loans in process, deferred fees and the allowance for loan losses.  The 2014 balance consisted of a $240,000 provision for loan losses recorded to the allowance and the $211,000 amortization of net loans fees. The 2013 balance consisted of the $500,000 recovery from the provision allowance and the $11,000 amortization of net loans fees. The 2012 balance consisted primarily of the $725,000 loan loss provision expense offset by in part by a $338,000 accretion of deferred loan fee income.

One- to Four-Family Residential Mortgage Lending.  The primary lending activity continues to be the origination or purchase of loans secured by first mortgages on one- to four-family residential properties located in the Company’s market area.  Our single-family residential mortgage loans are obtained through the lending department and branch personnel as well as through correspondents.  The balance of such loans increased from $197.2 million or 75.0% of total loans at September 30, 2010 to $282.6 million, or 85.5% of total loans at September 30, 2014.

Single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae.  We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate, including our jumbo residential mortgage loans, only selling certain long-term, fixed-rate loans bearing interest rates below certain levels established by the board. All of such loans have been sold to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance Program.  No sales pursuant to this program occurred during the past three fiscal years.  We service all loans that we have originated, including loans that we subsequently sell. We currently offer adjustable-rate mortgage and balloon loans, which are structured as shorter term fixed-rate loans (generally 10 years or less) followed by a final payment of the full amount of the principal due at the maturity date. Due to the interest rate environment, originations of such loans have been limited in recent years. However, in recent periods we have offered “hybrid” adjustable-rate loans as described below in order to increase the interest-rate sensitivity of the loan portfolio, which loans have been more attractive to customers than traditional adjustable-rate loans since the initial interest rate is fixed for a specified period. At September 30, 2014, $70.1 million, or 25.8%, of our one-to four-family residential loan portfolio consisted of adjustable-rate loans. We also originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20 or 30 years.

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

Our single-family residential mortgage loans also include home equity loans and lines of credit, which amounted to $5.0 million and $10.0 million, respectively, at September 30, 2014.  The unused portion of home equity lines was $3.3 million at such date. Our home equity loans are fully amortizing and have terms to maturity of up to 20 years.  While home equity loans also are secured by the borrower’s residence, we generally obtain a second mortgage position on these loans.  Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 80% or less at time of origination, although the preponderance of our home equity loans have combined loan-to-value ratios of 75% or less at time of origination. We also offer home equity revolving lines of credit with interest tied to the Wall Street Journal prime rate. Generally, we have a second mortgage on the borrower’s residence as collateral on our home equity lines. In addition, our home equity lines generally have loan-to-value ratios (combined with any loan secured by a first mortgage) of 75% or less at time of origination. Our customers may apply for home equity lines as well as home equity loans at any banking office.  While there has been  decline in some collateral values due to the continued weak real estate market, we believe our conservative underwriting guidelines have minimized our exposure in that regard.

Construction and Land Development Lending.  We have been involved in construction and land development lending for many years. Prior to 2007, we emphasized construction loan originations because construction loans had shorter terms to maturity, provided an attractive yield and they generally had floating or adjustable interest rates We have focused our construction lending on making loans to developers and homebuilders with whom we have long-standing relationships within our primary market area to acquire, develop and build single-family residences or condominium projects.  Our construction loans include, to a lesser extent, loans for the construction of multi-family residential or mixed-use properties.  At September 30, 2014, our construction and loan development loans amounted to $22.4 million, or 6.8% of our total loan portfolio.  This amount includes $9.7 million of undisbursed loans in process. The average size of our construction and land development loans, excluding loans to our largest lending relationship, was approximately $510,000 at September 30, 2014.  Our construction loan portfolio has decreased substantially since September 30, 2010 when construction loans amounted to $40.7 million or 15.5% of our total loan portfolio.

Loans to finance the construction of condominium projects or single-family homes and subdivisions are generally offered to experienced builders in our primary market area with whom we have an established relationship.  Residential construction and development loans are offered with terms of up to 36 months although typically the terms are 12 to 24 months.   The maximum loan-to-value limit applicable to these loans is 75% of the appraised post construction value and the policy does not require amortization of the principal during the term of the loan.  We often establish interest reserves and obtain personal and corporate guarantees as additional security on the construction loans.  Interest reserves are used to pay the monthly interest payments during the development phase of the loan and are treated as an addition to the loan balance.  Interest reserves pose an additional risk to the Company if it does not become aware of deterioration in the borrower’s financial condition before the interest reserve is fully utilized.  In order to help monitor the risk, financial statements and tax returns are obtained from borrowers on an annual basis.  Additionally, construction loans are reviewed at least annually pursuant to a third party loan review.  Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by approved appraisers or loan inspectors warrants.  Construction loans are negotiated on an individual basis but typically have floating rates of interest based upon the Wall Street Journal prime rate.  Additional fees may be charged as funds are disbursed.  In addition to interest payments during the term of the construction loan, we typically require that payments to reduce the principal outstanding be made as units are completed and released.  Generally such principal payments must be equal to 110% of the amount attributable to the acquisition and development of the lot plus 100% of the amount attributable to construction of the individual home.  We permit a pre-determined limited number of model homes to be constructed on an unsold or “speculative” basis.  All other units must be pre-sold before we will disburse funds for construction.  Construction loans also include loans to acquire land and loans to develop the basic infrastructure, such as roads and sewers. The majority of the construction loans are secured by properties located in the Philadelphia metropolitan statistical area.  In addition, we have sold participation interests in a number of the larger construction projects, although we generally retain at least a 20% interest.  Such sales do not provide for any recourse against the Bank.

Set forth below is a brief description of the two largest construction loan or loan relationships.

As of September 30, 2014, we had extended three construction and land development loans to a local developer aggregating $7.5 million with a total exposure of $9.3 million. The first is a $3.8 million construction and land development loan to purchase land for future development of 39 single-family residential real estate units. The loan was a variable-rate loan indexed to the Wall Street Journal prime rate plus a margin with a floor of 5.5%.  During 2011, a new appraisal revealed that the market value of the collateral had substantially decreased in value. The borrower subsequently agreed to provide additional collateral resulting in a revised loan-to-value ratio of 73%. The loan has been converted to a 30- year amortizing loan with a three year balloon maturing in December 2014. Additionally, a portion of proceeds received by the developer from the sale of units in other projects must be applied to reduce the principal of this loan. The modification was not considered a troubled debt restructuring as the loan was current at the time of the restructuring and the restructured loan was made at current market rates. The loan is performing in accordance with its terms.  The second loan is a $2.3 million construction and land development loan containing 25 residential lots and one fully constructed unit.  The loan is a variable-rate loan indexed to the Wall Street Journal prime rate plus a margin with a floor of 6.0%.  The borrower has agreed not to develop either of the two projects until certain other projects are completed.  The remaining construction and land development loan has an outstanding balance of $1.5 million and is secured by 169 residential lots.  The loan is a short-term loan maturing in October 2016 with a fixed-rate of 4.375%.  All three construction and land development loans are classified “substandard” and considered to be in a work-out situation as part of the borrower’s total relationship.    The Bank extended an additional construction loan in the amount of $5.4 million in November 2014. The loan is being used to develop the 169 unit mixed townhome and condominium single-family residential community referenced above.   As the project is completed, the proceeds on unit sales will be used to pay down the borrower’s remaining obligation.  As a result of the extension of the additional construction loan, the Board determined to grant an exception to the Bank’s internal loans-to-one borrower limit.

 In 2007, we extended a $2.4 million construction loan to a local developer for the purchase and renovation of a property in Center City Philadelphia.  During 2009, an additional $530,000 was made available as part of the issuance of two home equity lines of credit secured by the renovated property and the developer’s primary residence. Although construction is complete, the property remains unsold.  The loans were modified during June 2011, being restructured to three year balloon loans bearing interest at 4.875% amortizing based on a 30 year schedule. The loans were extended in June 2014 to December 2020. The modification was not considered a troubled debt restructuring as the loans were current at the time of the restructuring and the restructured loans were made at current market rates. The loans are classified as substandard due to the need for several extensions when the loans could not be satisfied at their original maturity date as well as due to delinquency issues in prior periods. As of September 30, 2014, the loan balance was $2.7 million.  There was a $71,000 charge-off recognized during fiscal 2012 based on a decrease in the appraised values of the loan collateral. No further charge- offs were required during the years ended September 30, 2014 and 2013 and the loans were current as of September 30, 2014.

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

Multi-Family Residential and Commercial Real Estate Loans. At September 30, 2014, multi-family residential and commercial real estate loans amounted in the aggregate to $23.3 million or 7.0% of the total loan portfolio.

The commercial real estate and residential multi-family real estate loan portfolio consists primarily of loans secured by small office buildings, strip shopping centers, small apartment buildings and other properties used for commercial and multi-family purposes located in the Company’s market area.  At September 30, 2014, the average commercial and multi-family real estate loan size was approximately $300,000.   The largest multi-family residential or commercial real estate loan at September 30, 2014 was a $1.6 million loan secured by commercial real estate that contains an auto body repair shop.  The loan was performing in accordance with its terms at such date.  Substantially all of the properties securing the multi-family residential and commercial real estate loans are located in the Company’s primary market area.

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

Our origination of commercial real estate and multi-family loans were modest during the periods from fiscal 2012 through fiscal 2014.  Although some delinquencies have existed with respect to these types of loans in our portfolio, no losses have been incurred over the past several years.

Consumer Lending Activities.  We offer various types of consumer loans such as loans secured by deposit accounts and unsecured personal loans.  Consumer loans are originated primarily through existing and walk-in customers and direct advertising.  At September 30, 2014, $399,000, or 0.1% of the total loan portfolio consisted of consumer loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans. However, consumer loans have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.

Commercial Business Loans.  Our commercial business loans amounted to $2.0 million or 0.6% of the total loan portfolio at September 30, 2014.

Our commercial business loans typically are made to small to mid-sized businesses in our market area primarily to provide working capital.  Small business loans may have adjustable or fixed rates of interest and generally have terms of three years or less but may be as long as 15 years.  Our commercial business loans are underwritten based on the creditworthiness of the borrower and generally require a debt service coverage ratio of at least 120%.  In addition, we generally obtain personal guarantees from the principals of the borrower with respect to commercial business loans and frequently obtain real estate as additional collateral.

Loan Approval Procedures and Authority. Our Board of Directors establishes the  Bank’s lending policies and procedures. Our various lending policies are reviewed at least annually by our management team and the Board in order to consider modifications as a result of market conditions, regulatory changes and other factors.

Consumer and residential mortgages with total credit exposure equal to or less than $100,000 may be approved by two senior lending officers. Consumer and residential mortgages with total credit exposure exceeding $100,000 but not more than $500,000 may be approved by two senior lending officers plus either the Chief Executive Officer or the Chief Financial Officer. Residential owner-occupied non-home equity loans up to $1.0 million can be approved by Management Loan Committee, comprised of the Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Credit Officer and the Treasurer. All other loans, including all construction and land loans, must be approved by Management Loan Committee and either the Executive Committee of the Board or the full Board of Directors.

Asset Quality

General.  One of our key objectives has been, and continues to be, maintaining a high level of asset quality.  In addition to maintaining credit standards for new originations which we believe are prudent, we are proactive in our loan monitoring, collection and workout processes in dealing with delinquent or problem loans.  We have also retained an independent, third party to undertake periodic reviews of the credit quality of a random sample of new loans as well as all of our major loans on at least an annual  basis.

Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis.  These reports include information regarding all loans 30 days or more delinquent and all real estate owned properties and are provided to the Board of Directors.  The procedures we take with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent.  When a borrower fails to make a required payment on a loan, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status.  We generally send the borrower a written notice of non-payment after the loan is first past due.   Our guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment.  When contact is made with the borrower at any time prior to foreclosure, we will attempt to obtain full payment, work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure.  In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made.  If the loan is still not brought current or satisfied and it becomes necessary for us to take legal action, which typically occurs after a loan is 90 days or more delinquent, we will commence foreclosure proceedings against any real property that secures the loan.  If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by us, becomes real estate owned.  Since there has not been a significant increase in recent years in the one-to-four family residential loans that are 90 days past due, the Company was not adversely impacted by any recent government programs related to the foreclosure process.

On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“non-accrual” loans). On loans 90 days or more past due as to principal and/or interest payments, our policy is to discontinue accruing additional interest and reverse any interest previously   accrued.  On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

Property acquired by the Bank through foreclosure is initially recorded at the lower of cost, which is the carrying value of the loan, or fair value at the date of acquisition, which is fair value of the related assets at the date of foreclosure, less estimated costs to sell.  Thereafter, if there is a further deterioration in value, we charge earnings for the diminution in value.  The Bank’s policy is to obtain an appraisal on real estate subject to foreclosure proceedings prior to the time of foreclosure if the property is located outside the Company’s market area or consists of other than single-family residential property.  We obtain re-appraisals on a periodic basis, generally on at least an annual basis, on foreclosed properties.  We also conduct inspections on foreclosed properties.

We account for our impaired loans in accordance with generally accepted accounting principles.  An impaired loan generally is one for which it is more likely than not, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment.  Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.  These loans are evaluated as a group because they have similar characteristics and performance experience.  Larger commercial real estate, construction and land development and commercial business loans are individually evaluated for impairment on at least a quarterly basis by management and the independent third party loan review function.  All loans classified as substandard as part of the loan review process or due to delinquency status are evaluated for potential impairment.  There were $22.0 million of loans evaluated for impairment as of September 30, 2014, consisting of $10.4 million of one-to four-family residential loans, $7.4 million of construction and land development loans, $3.8 million of commercial real estate loans and $368,000 of multi-family loans.  Although no specific allocations were applied to these loans, there were partial charge-offs of $699,000.  As of September 30, 2014, there were eight loans totaling  $2.6 million designated as special mention loans during fiscal 2014 consisting of four single-family residential loans aggregating $1.5 million, two commercial real estate loans aggregating $989,000 and two consumer loans aggregating $119,000.  As of September 30, 2013 there were six loans totaling $9.1 million related to one borrower designated as special mention loans consisting of three construction and land development loans aggregating $7.5 million, two commercial real estate loans aggregating $1.5 million and  a single-family residential loan in the amount of $95,000.

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

When an insured institution classifies one or more assets, or portions thereof, as “substandard” or “doubtful,” it is required that a general valuation allowance for loan losses be established for loan losses in accordance with established methodology.  General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allocations, have not been allocated to particular problem assets.  When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required  to charge off such amount.

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

We review and classify assets on a quarterly basis and the Board of Directors is provided with reports on our classified and criticized assets.  We classify assets in accordance with the management guidelines described above.  At September 30, 2014 and 2013, we had no assets classified as “doubtful” or “loss” and $22.0 million and $15.1 million, respectively, of assets classified as “substandard.”  In addition, there were $2.6 million and $9.1 million of loans designated as “special mention” as of September 30, 2014 and 2013, respectively.  During fiscal 2014, a significant loan relationship previously deemed special mention was reclassified as substandard. See –“Construction and Land Development Lending”.

Delinquent Loans.  The following table shows the delinquencies in the loan portfolio as of the dates indicated.

	September 30, 2014				September 30, 2013
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in Thousands)

One- to-four family residential	8	$475	15	$3,446	16	$3,589	16	$2,930
Multi-family residential	-	-	-	-	-	-	-	-
Commercial real estate	-	-	-	-	1	355	3	465
Construction and land development	-	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total delinquent loans	8	$475	15	$3,446	17	$3,944	19	$3,395
Delinquent loans to total net loans	0.15%		1.07%		1.23%		1.06%
Delinquent loans to total loans	0.14%		1.05%		1.20%		1.03%

Non-Performing Loans and Real Estate Owned.  The following table sets forth information regarding the non-performing loans and real estate owned.  The Company’s general policy is to cease accruing interest on loans, other than single-family residential loans, which are 90 days or more past due and to reverse all accrued interest.  At September 30, 2014, all of the loans listed as 90 or more days past due in the table above were in non-accrual status.  In addition, three loans totaling $2.4 million consisting of two one-to-four family loans aggregating $1.5 million and an $877,000 commercial real estate loan  classified as troubled debt restructurings as of September 30, 2014 were also on non-accrual.  At September 30, 2013, all of the loans listed as 90 or more days past due in the table above were in non-accrual status.  In addition, six loans totaling $2.1 million consisting of $157,000 of single-family loans and $1.9 million of commercial real estate loans were classified as troubled debt restructurings as of September 30, 2013 and were also on non-accrual.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal or interest and real estate owned) at the dates indicated.

	September 30,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$5,002 (1)	$4,259 (1)	$12,904 (1)	$10,314 (1)	$-
Multi-family residential	-	-	-	-	-
Commercial real estate	877 (1)	2,375 (1)	597	545	-
Construction and land development	-	-	517	1,772	-
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total non-accruing loans	5,879	6,634	14,018	12,631	-
Accruing loans 90 days or more past due:
One- to four-family residential	-	-	-	-	1,811
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	-	-	1,462
Construction	-	-	-	-	206
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total accruing loans 90 days or more past due	-	-	-	-	3,479
Total non-performing loans (2)	5,879	6,634	14,018	12,631	3,479
Real estate owned, net (3)	360	406	1,972	2,268	3,197
Total non-performing assets	$6,239	$7,040	$15,990	$14,899	$6,676

Total non-performing loans as a percentage of loans, net	1.83%	2.16%	5.38%	5.25%	1.36%

Total non-performing loans as a percentage of total assets	1.12%	1.09%	2.86%	2.53%	0.66%

Total non-performing assets as a percentage of total assets	1.19%	1.16%	3.26%	2.98%	1.26%

1.
Includes at: (i) September 30, 2014, $2.4 million of trouble debt restructurings (TDRs) that were classified non-performing consisting of a $1.5 million one-to-four family loan and a $877,000 commercial real estate loan, (ii) at September 30, 2013, $2.1 million of TDR’s consisting of a one-to-four single family loan in the amount of $157,000 and five commercial real estate loans totaling $1.9 million and (iii) September 30, 2012,  $8.1 million of TDRs consisting of five loans to the same borrower related to a 133-unit condominium project, that was resolved in fiscal 2013. There were no TDRs at either September 30,  2011 or September 30,  2010.

2.	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
3.	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Interest income on non-accrual loans is recognized only as collected.  There was $71,000 of such interest recognized during fiscal 2014 while there was $115,000 of such interest recognized for non-accrual loans for fiscal 2013.  Approximately $187,000 in additional interest income would have been recognized during the year ended September 30, 2014 if these loans had been performing during fiscal 2014.

At September 30, 2014, the Company’s non-performing assets totaled $6.2 million or 1.2% of total assets as compared to $7.0 million or 1.2% of total assets at September 30, 2013.  Non-performing assets at September 30, 2014 included $5.9 million in non-performing loans of which there were 16 one-to four-family residential loans totaling $5.0 million and a commercial real estate loan in the amount of $877,000 (which was a performing TDR placed on non-accrual until the loan had performed in accordance with its terms for a sufficient period). Included in the non-performing assets was a single-family resident real estate owned property in the amount of $360,000. Non-performing assets at September 30, 2013 included $6.6 million in non-performing loans of which there were 21 one-to four-family residential loans totaling $4.2 million and seven commercial real estate loans extended to the same borrower totaling $2.4 million, one of which consisted of a $1.3 million loan extended as part of the resolution in January 2013 of what was at such time our largest construction loan project.  The loan is collateralized by residential and commercial condominium units with an aggregate loan-to-value ratio of 80%.  The loan is classified as a troubled debt restructuring but it is performing in accordance with its terms and is no longer classified as a non-performing asset and has been placed on accruing status.  Four of the six other non-performing commercial loans were to one borrower and totaled approximately $589,000 at such date. A principal of the borrower also had single-family residential loan on non-accrual in the amount of $157,000 at September 30, 2013.  Non-performing assets at such date also included two one-to-four family residential real estate owned properties totaling $406,000.   The properties are currently being marketed for sale.

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

The carrying value of loans is periodically evaluated and the allowance is adjusted accordingly. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions.  Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses.  Such agencies may require us to make additional provisions for estimated loan losses based upon judgments that differ from those of management.  As of September 30, 2014, our allowance for loan losses of $2.4 million was 0.8% of total loans receivable and 41.2% of non-performing loans.

Charge-offs on loans totaled $215,000 and $154,000 for the years ended September 30, 2014 and 2013, respectively.  The charge-offs during fiscal 2014 and 2013 were primarily the result of the decline in collateral value on certain collateral dependent loans which are classified as substandard. Management took a prudent approach in writing down all substandard loans to the net realizable value of the applicable underlying collateral.

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

The following table shows changes in the allowance for loan losses during the periods presented.

	At or For the Year Ended September 30,

	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Total loans outstanding at end of period	$330,696	$308,395	$263,205	$247,084	$263,018
Average loans outstanding	319,126	278,582	242,781	246,188	254,781
Allowance for loan losses, beginning of period	2,353	1,881	3,364	3,151	2,732
Provision (recovery) for loan losses	240	(500)	725	4,630	1,110
Charge-offs:
One- to four-family residential	215	154	1,905	750	51
Multi-family residential and commercial real estate	-	-	-	-	-
Construction and land development	-	-	303	3,667	640
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total charge-offs	215	154	2,208	4,417	691
Recoveries on loans previously charged off	47	1,126	-	-	-
Allowance for loan losses, end of period	$2,425	$2,353	$1,881	$3,364	$3,151

Allowance for loan losses as a percent of total loans	0.75%	0.77%	0.71%	1.36%	1.20%
Allowance for loan losses as a percent of non-performing loans	41.24%	35.47%	13.42%	26.63%	90.57%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.05%	NM*	0.91%	1.79%	0.27%

 * Not meaningful.

The following table shows how the allowance for loan losses is allocated by type of loan at each of the dates indicated.

	September 30,
	2014		2013		2012		2011		2010
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %
	of	of Total	of	of Total	of	of Total	of	of Total	of	of Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans

	(Dollars in Thousands)
One- to four-family residential	$1,663	85.47%	$1,384	87.81%	$830	84.65%	$1,651	79.54%	$672	74.96%
Multi-family residential	67	2.17%	22	1.85%	7	1.92%	7	2.32%	4	1.52%
Commercial real estate	122	4.87%	70	6.33%	125	7.35%	221	8.57%	560	7.49%
Construction and land development	323	6.77%	653	3.68%	745	5.65%	1,481	9.00%	1,909	15.46%
Commercial business	15	0.60%	4	0.19%	3	0.24%	3	0.33%	3	0.34%
Consumer	4	0.12%	2	0.14%	1	0.20%	1	0.25%	1	0.23%
Unallocated	231	-	218	-	170	0.00%	-	0.00%	2	0.00%
Total allowance for loan losses	$2,425	100.00%	$2,353	100.00%	$1,881	100.01%	$3,364	100.00%	$3,151	100.00%

The aggregate allowance for loan losses increased by $72,000 from September 30, 2013 to September 30, 2014, due to a provision of $240,000, partially offset by net-charge offs of $168,000 recorded during the period. During the year ended September 30, 2014, we recorded a provision in the amount of $240,000 as a result of growth in the loan portfolio combined with an increase in the level of classified assets. Fluctuations in the allowance may occur based on management’s consideration of the known and inherent losses in the loan portfolio that are reasonably estimated as well as current qualitative and quantitative risk factors at the time of the analysis.

Investment Activities

General.  We invest in securities in accordance with policies approved by our board of directors.  The investment policy designates the President, Chief Financial Officer and Treasurer as the Investment Committee, which is authorized by the board to make the Bank’s investments consistent with the investment policy.  The Board of Directors of the  Bank reviews all investment activity on a monthly basis.

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

Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected by changes in interest rates.  Further, privately issued mortgage-backed securities and CMOs also have a higher risk of default due to adverse changes in the creditworthiness of the issuer. Management’s practice is generally to not invest in such securities, and the  small amount of these types of securities received as a result of the redemption in kind of an investment in a mutual fund, were sold prior to the end of fiscal 2014. See further discussion in Note 5 of the Notes to Consolidated Financial Statements included in Item 8 herein.

At September 30, 2014, the investment and mortgage-backed securities amounted to $138.7 million or 26.4% of total assets at such date.  The largest component of the securities portfolio as of September 30, 2014 was U.S. Government and agency obligations, which amounted to $84.8 million or 61.1% of the securities portfolio at September 30, 2014.  In addition, we invest in U.S Government agency mortgage-backed securities and to a significantly lesser degree, other securities.

The securities are classified at the time of acquisition as available for sale, held to maturity or trading.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the amortized cost of the security.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income.  At September 30, 2014, we had $80.8 million of investment and mortgage-backed securities classified as held to maturity, $57.8 million of investment and mortgage-backed securities classified as available for sale and no securities classified as trading securities.

We do not purchase mortgage-backed derivative instruments nor do we purchase corporate obligations which are not rated investment grade or better.  However, certain investments acquired through a redemption in kind during 2008 of our entire investment in a mutual fund are below investment grade and are deemed impaired.  As of September 30, 2014, the remaining balance of such securities were sold and the Company recorded a pre-tax gain of $142,000.

The mortgage-backed securities consist primarily of mortgage pass-through certificates issued by Ginnie Mae, Fannie Mae or Freddie Mac.  At September 30, 2014, the Company sold the remaing portfolio of non-agency securities.

The following table sets forth certain information relating to the investment and mortgage-backed securities portfolios at the dates indicated.

	September 30,
	2014		2013		2012
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

	(In Thousands)
Mortgage-backed securities - U.S. Government agencies	$54,190	$54,845	$38,231	$38,903	$64,357	$68,364
Mortgage-backed securities - Non-agency (1)	-	-	3,319	3,530	4,308	4,103
U.S. Government and agency obligations	85,906	81,994	85,920	79,897	58,469	59,902
Total debt securities	140,096	136,839	127,470	122,330	127,134	132,369
FHLMC preferred stock	6	70	6	33	6	7
Total investment and mortgage-backed securities	$140,102	$136,909	$127,476	$122,363	$127,140	$132,376

(1) Includes impaired securities.

The following tables set forth the amortized cost of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2014.  Tax-exempt yields have not been adjusted to a tax-equivalent basis.

	Amounts at September 30, 2014 Which Mature In
			Over One		Over Five
		Weighted	Year	Weighted	Years	Weighted	Over	Weighted		Weighted
	One Year	Average	Through	Average	Through	Average	Ten	Average		Average
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield	Total	Yield

	(Dollars in Thousands)
Bonds and other debt securities:
U.S. Government and agency obligations	$-	-%	$3,999	3.31%	$16,478	2.33%	$65,429	2.48%	$85,906	2.49%
Mortgage-backed securities	-	-	-	-	19	1.70%	54,171	2.67%	54,190	2.67%
Total	$-	-%	$3,999	3.31%	$16,497	2.33%	$119,600	2.57%	$140,096	2.56%

The following table sets forth the purchases and principal repayments of our mortgage-backed securities at amortized cost during the periods indicated.

	At or For the Year Ended September 30,

	2014	2013	2012
	(Dollars in Thousands)
Mortgage-backed securities at beginning of period	$41,550	$68,665	$83,837
Purchases	23,085	1,977	25,821
Sale of mortgage-backed securities available for sale	(1,779)	(14,289)	(19,528)
Other than temporary impairment of securities (1)	(16)	(32)	(154)
Maturities and repayments	(8,936)	(15,110)	(21,623)
Amortizations of premiums and discounts, net	286	339	312
Mortgage-backed securities at end of period	$54,190	$41,550	$68,665
Weighted average yield at end of period	2.67%	3.21%	3.79%

(1)
Impairment primarily relates to non-agency mortgage-backed securities received in the redemption in kind of an investment in a mutual fund. The Company sold the remaining mortgage-backed securities received in redemption in kind as of September 30, 2014.

Sources of Funds

General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At September 30, 2014, 45.7% of the funds deposited with Prudential Savings Bank were in core deposits, which are deposits other than certificates of deposit.

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

We do not actively solicit certificate accounts of $100,000 and above, known as “jumbo CDs,” or use brokers to obtain deposits. At September 30, 2014, jumbo CDs amounted to $90.9 million, of which $30.2 million are scheduled to mature within twelve months subsequent to such date. At September 30, 2014, the weighted average remaining period until maturity of the certificate of deposit accounts was 30.9 months.

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	September 30,
	2014		2013		2012
	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount	% of Total Deposits
	(Dollars in Thousands )
Certificate accounts:
Less than 1.00%	$74,146	18.96%	$85,672	15.78%	$62,984	14.80%
1.00% - 1.99%	79,474	20.33%	77,884	14.35%	63,981	15.03%
2.00% - 2.99%	48,105	12.30%	30,345	5.59%	84,887	19.95%
3.00% - 3.99%	10,914	2.79%	17,653	3.25%	19,460	4.57%
4.00% - 4.99%	-	-	2,744	0.51%	10,101	2.37%
5.00% - 5.99%	-	-	-	-	6,001	1.41%
Total certificate accounts	$212,639	54.38%	$214,298	39.48%	$247,414	58.13%

Transaction accounts:
Savings	73,275	18.73%	223,615	41.20%	71,083	16.70%
Checking:
Interest-bearing	2,327	0.60%	36,063	6.64%	33,659	7.91%
Non-interest-bearing	38,119	9.75%	3,474	0.64%	3,711	0.87%
Money market	64,665	16.54%	65,298	12.03%	69,735	16.39%
Total transaction accounts	$178,386	45.62%	$328,450	60.52%	$178,188	41.87%
Total deposits	$391,025	100.00%	$542,748	100.00%	$425,602	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended September 30,
	2014			2013			2012
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Savings	$80,432	$262	0.33%	$82,478	$265	0.32%	$70,186	$401	0.57%
Interest-bearing checking and
money market accounts
	100,303	348	0.35%	100,709	358	0.36%	103,988	490	0.47%
Certificate accounts	203,083	2,791	1.37%	233,814	3,721	1.59%	258,154	4,884	1.89%
Total interest-bearing deposits	383,818	$3,401	0.89%	417,001	$4,344	1.04%	432,328	$5,775	1.34%

Non-interest-bearing deposits	2,498			3,483			3,924
Total deposits	$386,316		0.88%	$420,484		1.03%	$436,252		1.32%

The following table shows the savings flows during the periods indicated.

	Year Ended September 30,
	2014	2013	2012
	(In Thousands)
Deposits made	$345,125	$507,513	$322,480
Withdrawals	(499,938)	(394,002)	(336,952)
Interest credited	3,090	3,635	4,060
Total (decrease) increase in deposits	$(151,723)	$117,146	$(10,412)

Proceeds from the Company’s second-step conversion offering in the amount of $145.7 million are included in the deposits made during 2013. The offering was completed in October 2013 and $69.4 million was transferred to capital and $75.4 million was returned to subscribers due to an over subscription in the offering. Such transfers and refunds are reflected in the withdrawals during 2014.

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at September 30, 2014.

	Maturing in the 12 Months Ending September 30,
Certificates of Deposit	2015	2016	2017	Thereafter	Total
	(In Thousands)
Less than 1.00%	$66,710	$7,437	$-	$-	$74,147
1.00% - 1.99%	11,236	13,910	10,551	43,777	79,474
2.00% - 2.99%	1,965	12,045	14,094	20,000	48,104
3.00% - 3.99%	10,914	-	-	-	10,914
Total certificate accounts	$90,825	$33,392	$24,645	$63,777	$212,639

The following tables show the maturities of our certificates of deposit of $100,000 or more at September 30, 2014, by time remaining to maturity.

Quarter Ending:	Amount	Weighted Avg Rate
	(Dollars in Thousands)
December 31, 2014	$7,404	0.97%
March 31, 2015	7,160	1.08%
June 30, 2015	6,307	0.98%
September 30, 2015	9,019	1.21%
After September 30, 2015	60,763	1.86%
Total certificates of deposit with balances of $100,000 or more	$90,653	1.60%

Borrowings. We utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund the operations as part of the operating and liquidity strategy. See “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. These FHLB advances are collateralized primarily by certain mortgage loans and mortgage-backed securities and secondarily by an investment in capital stock of the Federal Home Loan Bank of Pittsburgh. There are no specific credit covenants associated with these borrowings. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank of Pittsburgh. At September 30, 2014, we had $340,000 in outstanding FHLB advances (as described below) and the ability to obtain an additional $194.0 million of FHLB advances. At such date, maturities of our outstanding advances all occur in fiscal year 2015. We have not utilized any other types of borrowings such as securities sold under agreements to repurchase.

The following table shows certain information regarding borrowings at or for the dates indicated:

	2014	2013	2012
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$340	$350	$537
Maximum amount outstanding at any month-end during the period	340	453	567
Balance outstanding at end of period	340	340	483
Average interest rate during the period	0.00%	0.50%	0.75%
Weighted average interest rate at end of period	0.00%	0.00%	0.59%

We have two FHLB advances made under a community housing program in which we participate. These advances currently have a zero interest rate. The total of these two FHLB advances is $340,000. As of September 30, 2014, there were no advances from the FHLB which are not part of the community housing program.

Subsidiaries

The Company has only one direct subsidiary: Prudential Savings Bank. The Bank’s sole subsidiary as of September 30, 2014 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered corporation established to hold investment securities. As of September 30, 2014, PSB had assets of $113.4 million primarily consisting of mortgage-backed and investment securities. We may consider the establishment of one or more additional subsidiaries in the future.

Employees

At September 30, 2014, we had 72 full-time employees, and four part-time employees. None of such employees are represented by a collective bargaining group, and we believe that the Company’s relationship with its employees is good.

REGULATION

General

Prudential Savings Bank is a Pennsylvania-chartered savings bank and is subject to extensive regulation and examination by the Pennsylvania Department of Banking and Securities (the “Department”) and by the Federal Deposit Insurance Corporation (“FDIC”), and is also subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the payment of dividends, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Department and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC, the Federal Reserve Board or the Congress could have a material adverse impact on Prudential Bancorp and the Bank and their respective operations.

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

Prudential Bancorp is a registered as bank holding company under the Bank Holding Company Act and is subject to regulation and supervision by the Federal Reserve Board and by the Department. Prudential Bancorp files annually a report of its operations with, and are subject to examination by, the Federal Reserve Board and the Department. This regulation and oversight is generally intended to ensure that Prudential Bancorp limit its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of the Bank.

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

Certain of the regulatory requirements that are applicable to the Bank and Prudential Bancorp are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Bank and Prudential Bancorp and is qualified in its entirety by reference to the actual statutes and regulations.

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The new law also establishes an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the new law that may affect the Bank and Prudential Bancorp. Many of the regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

●
A new independent consumer financial protection bureau has been established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

●	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

●	The prohibition on payment of interest on demand deposits was repealed.

●	Deposit insurance on most accounts increased to $250,000.

●	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

●	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Prudential Bancorp:

●	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

●	The SEC is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

●	Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

●	A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

●	Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

●	Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

●	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

●	Item 402 of Regulation S-K promulgated by the SEC will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

●	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Regulation of Prudential Savings Bank

Pennsylvania Banking Law. The Pennsylvania Banking Code of 1965 (the “Banking Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

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

The Department generally examines each savings bank not less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of its own examination, the present practice is for the Department to alternate conducting examinations with the FDIC. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

 Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. The Dodd-Frank Act increased deposit insurance on most accounts to $250,000. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions.

The FDIC’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. To implement the Dodd Frank Act, the FDIC amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which could result in termination of the Bank’s deposit insurance.

Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies.

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

Recent Regulatory Capital Rules. In July 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks such as the Bank, a common equity Tier 1 capital ratio 4.5% will become effective on January 1, 2015. The new capital rules will also increase the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, institutions that seek the freedom to make capital distributions and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules, but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At September 30, 2013, Prudential Savings Bank’s capital ratios exceeded each of its capital requirements.

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

At September 30, 2014, the Bank was deemed to be a “well capitalized” institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth the Company and the Bank’s capital position relative to its respective regulatory capital requirements at September 30, 2014.

			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

Tier 1 capital (to average assets)
Company	$130,378	25.39%	$20,544	4.0%	N/A	N/A
Bank	92,090	17.95	20,519	4.0	$25,649	5.0%
Tier 1 capital (to risk-weighted assets)
Company	130,378	57.21	9,115	4.0	N/A	N/A
Bank	92,090	40.52	9,091	4.0	13,636	6.0
Total capital (to risk-weighted assets)
Company	132,803	58.28	18,231	8.0	N/A	N/A
Bank	94,515	41.59	18,182	8.0	22,727	10.0

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

Restrictions on Capital Distributions.  Under federal rules, an insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. In addition, federal regulators have the authority to restrict or prohibit the payment of dividends for safety and soundness reasons. The FDIC also prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC.  The Bank is currently not in default in any assessment payment to the FDIC. Pennsylvania law also restricts the payment and amount of dividends, including the requirement that dividends be paid only out of accumulated net earnings.

Privacy Requirements.  Federal law places limitations on financial institutions like the Bank regarding the sharing of consumer financial information with unaffiliated third parties. Specifically, these provisions require all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties. The Bank currently has a privacy protection policy in place and believes such policy is in compliance with applicable regulations.

Anti-Money Laundering.  Federal anti-money laundering rules impose various requirements on financial institutions to prevent the use of the U.S. financial system to fund terrorist activities. These provisions include a requirement that financial institutions operating in the United States have anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. The Bank has established policies and procedures to ensure compliance with the federal anti-money laundering provisions.

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

Community Reinvestment Act.  All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At September 30, 2014, the Bank was in compliance with this requirement.

Federal Reserve Board System.  The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department . At September 30, 2014, the Bank was in compliance with these reserve requirements.

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

Non-Banking Activities.  The business activities of Prudential Bancorp, as a bank holding company, are restricted by the Bank Holding Company Act.  Under the Bank Holding Company Act and the Federal Reserve Board’s bank holding company regulations, bank holding companies may only engage in, or acquire or control voting securities or assets of a company engaged in:

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

Regulatory Capital Requirements.  The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act.  The Federal Reserve Board’s capital adequacy guidelines for Prudential Bancorp, on a consolidated basis, are similar to those imposed on Prudential Savings Bank by the FDIC.  See “-Regulation of Prudential Savings Bank - Capital Requirements.” Moreover, certain of the bank holding company capital requirements promulgated by the Federal Reserve Board in 2013 will become effective as of January 1, 2015.  Those requirements establish the following four minimum capital ratios that Prudential Bancorp must comply with as of that date:

Capital Ratio	Regulatory Minimum
Common Equity Tier 1 Capital	4.5%
Tier 1 Leverage Capital	4.0%
Tier 1 Risk-Based Capital	6.0%
Total Risk-Based Capital	8.0%

The leverage capital requirement is calculated as a percentage of total assets and the other three capital requirements are calculated as a percentage of risk-weighted assets.  For a more detailed discussion of the 2013 capital rules, see “Recent Regulatory Capital Rules” under “Regulations of Prudential Savings Bank” above.

Restrictions on Dividends. Prudential Bancorp’s ability to declare and pay dividends may depend in part on dividends received from the Bank.  The Banking Code regulates the distribution of dividends by savings banks and states, in part, that dividends may be declared and paid out of accumulated net earnings, provided that the bank continues to meet its surplus requirements. In addition, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the FDIC.

A Federal Reserve Board policy statement on the payment of cash dividends states that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition.  The Federal Reserve Board’s policy statement also provides that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  Furthermore, under the federal prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”  See “-Regulation of Prudential Savings Bank - Prompt Corrective Action” above.

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

Volcker Rule Regulations

Regulations were recently adopted by the federal banking agencies to implement the provisions of the Dodd Frank Act commonly referred to as the Volcker Rule.  The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds.  The regulations became effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015.  Prudential Bancorp is currently reviewing its investment portfolio to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

Limitations on Transactions with Affiliates.  Transactions between insured financial institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of an insured financial institution is any company or entity which controls, is controlled by or is under common control with the insured financial institution. In a bank holding company context, the bank holding company of an insured financial institution (such as Prudential Bancorp) and any companies which are controlled by such holding company are affiliates of the insured financial institution. Generally, Section 23A limits the extent to which the insured financial institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the insured financial institution as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by an insured financial institution to an affiliate.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of an insured financial institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the insured financial institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the insured finacial institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by an insured financial institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 2014, the Bank was in compliance with the above restrictions.

TAXATION

Federal Taxation

General.  Prudential Bancorp and the Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules.  As of September 30, 2014, the Internal Revenue Service had concluded an audit of the Company’s tax returns for the year ended September 30, 2010 and no adverse findings were noted.  The federal and state income tax return for taxable years through September 30, 2011 have been closed for purposes of examination by the Internal Revenue Service or the Pennsylvania Department of Revenue.

Prudential Bancorp files a consolidated federal income tax return with the Bank and its subsidiary, PSB.  Accordingly, any cash distributions made by Prudential Bancorp to its shareholders will be treated as cash dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

Method of Accounting.  For federal income tax purposes, Prudential Bancorp and the Bank report income and expenses on the accrual method of accounting and file their federal income tax return on a fiscal year basis.

Bad Debt Reserves.  The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings associations, effective for taxable years beginning after 1995.  Prior to that time, the Bank was permitted to establish a reserve for bad debts and to make additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at taxable income.  As a result of the Small Business Job Protection Act of 1996, savings associations must use the specific charge-off method in computing their bad debt deduction beginning with their 1996 federal tax return.  In addition, federal legislation required the recapture over a six year period of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.

Taxable Distributions and Recapture.  Prior to the Small Business Job Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definitional tests.  New federal legislation eliminated these savings association related recapture rules.  However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a bank charter.

At September 30, 2014, the total federal pre-1988 reserve was approximately $6.6 million.  The reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provisions have been made.

Alternative Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences.  The alternative minimum tax is payable to the extent such alternative minimum tax income is in excess of the regular income tax.  Net operating losses, of which the Bank has none, can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  The Bank has not been subject to the alternative minimum tax.

Corporate Dividends Received Deduction. Prudential Bancorp may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.  The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties

We currently conduct business from our main office and six banking offices.  The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at September 30, 2014.  All the offices are owned by us with the exception of the Old City Branch. During December 2014, the Company opened a full service branch located in Chalfont, Bucks County, Pennsylvania.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property and Leasehold Improvements	Amount of Deposits
			(In Thousands)
Main Office	Owned	N/A	$292	$212,869
1834 Oregon Avenue
Philadelphia, PA 19145-4725

Snyder Branch	Owned	N/A	6	17,306	(I)
2101 South 19th Street
Philadelphia, PA 19145-3709

Center City Branch	Owned	N/A	30	25,859
112 South 19th Street
Philadelphia, PA 19103-4667

Broad Street Branch	Owned	N/A	199	47,903
1722 South Broad Street
Philadelphia, PA 19145-2388

Pennsport Branch	Owned	N/A	35	39,759
238A Moore Street
Philadelphia, PA 19148-1925

Drexel Hill Branch	Owned	N/A	77	36,606
601 Morgan Avenue
Drexel Hill, PA 19026-3105

Old City Branch	Leased	May 2015	43	10,723
28 North 3rd Street
Philadelphia, PA 19106-2108

Total			$682	$391,025

(1) The Bank has provided notice of its intent to close this office effective February 15, 2015.

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

Item 4.  Mine Safety Disclosures

     Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Our common stock is traded on the NASDAQ Global Market (NASDAQ) under the symbol “PBIP”.  At December 14, 2014, there were approximately 275 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table shows the quarterly high and low trading prices of our stock, reported on the NASDAQ Stock Market, and the amount of cash dividends declared per share for each of the quarters in fiscal 2014 and 2013:

	Stock Price		Cash dividends per share
Quarter ended:	High	Low
September 30, 2014	$12.23	$11.51	$0.03
June 30, 2014	11.66	10.65	0.03
March 31, 2014	10.83	10.45	0.00
December 31, 2014	10.91	10.10	0.00

	Stock Price		Cash dividends per share
Quarter ended (1):	High	Low
September 30, 2013	$11.32	$9.55	$0.00
June 30, 2013	10.56	8.41	0.00
March 31, 2013	9.71	7.13	0.00
December 31, 2012	7.89	6.13	0.00

(1) Dollar values have been adjusted for the stock conversion resulting from second-step conversion offering.

 (b)             Not applicable

(c)            There were no repurchases of common stock by the Company during the quarter ended September 30, 2014.

  Item 6.  Selected Financial Data

Set forth below is selected financial and other data of Prudential Bancorp.  Reference is made to the consolidated financial statements and related notes contained in Item 8 which provide additional information.

	At September 30,
	2014	2013	2012	2011	2010
	(Dollars in Thousands)
Selected Financial and Other Data:
Total assets	$525,483	$607,897	$490,504	$499,537	$529,080
Cash and cash equivalents	45,382	158,984	81,273	53,829	66,524
Investment and mortgage-backed securities:
Held-to-maturity	80,840	83,732	63,110	108,956	112,673
Available-for-sale	57,817	41,781	65,975	75,370	72,425
Loans receivable, net	321,063	306,517	260,684	240,511	255,091
Deposits	391,025	542,748	425,602	436,014	464,455
FHLB advances	340	340	483	570	615
Non-performing loans	5,880	6,634	14,018	12,631	3,479
Non-performing assets	6,240	7,040	15,990	14,899	6,676
Total stockholders’ equity, substantially restricted	129,425	59,912	59,81	57,452	56,999
Banking offices	7	7	7	7	7

	Year Ended September 30,
	2014	2013	2012	2011	2010
	(Dollars in Thousands, except per share data)
Selected Operating Data:
Total interest income	$16,465	$16,773	$18,979	$21,685	$25,109
Total interest expense	3,401	4,344	5,779	7,097	9,416
Net interest income	13,064	12,429	13,200	14,588	15,693
Provision (recovery) for loan losses	240	(500)	725	4,630	1,110
Net interest income after provision (recovery) for loan losses	12,824	12,929	12,475	9,958	14,583
Total non-interest income	1,111	1,774	3,068	938	387
Total non-interest expense	11,465	11,250	11,668	10,996	10,794
Income (loss) before income taxes	2,470	3,453	3,875	(100)	4.176
Income tax expense (benefit)	690	1,698	1,282	(212)	1,046
Net income	$1,780	$1,755	$2,593	$112	$3,130
Basic earnings per share	$0.20	$0.18	$0.27	$0.01	$0.33
Diluted earnings per share	$0.19	$0.18	$0.27	$0.01	$0.32
Dividends paid per common share	$0.06	$0.00	$0.00	0.10	$0.20

Selected Operating Ratios(1):
Average yield earned on interest-earning assets	3.28%	3.60%	3.96%	4.42%	5.08%
Average rate paid on interest-bearing liabilities	0.89	1.04	1.33	1.58	2.06
Average interest rate spread(2)	2.39	2.56	2.63	2.84	3.02
Net interest margin(2)	2.61	2.67	2.76	2.97	3.17
Average interest-earning assets to average interest-bearing liabilities	130.51	111.15	110.29	109.41	100.04
Net interest income after provision for loan losses to non-interest expense	111.85	114.92	106.92	90.55	135.73
Total non-interest expense to total average assets	2.21	2.25	2.33	2.15	2.07
Efficiency ratio(3)	80.88	79.21	71.72	70.83	67.13
Return on average assets	0.34	0.35	0.52	0.02	0.60
Return on average equity	1.38	3.00	4.43	0.20	5.58
Average equity to average total assets	24.79	11.92	11.71	10.90	10.78
				(Footnotes on next page)

	At or For the Year Ended September 30,
	2014	2013	2012	2011	2010
Asset Quality Ratios(4):
Non-performing loans as a percent of total loans receivable(5)	1.83%	2.16%	5.38%	5.25%	1.36%
Non-performing assets as a percent of total assets(6)	1.19	1.16	3.26	2.98	1.25
Allowance for loan losses as a percent of non-performing loans	41.24	35.47	13.42	26.63	90.57
Allowance for loan losses as a percent of total loans	0.75	0.77	0.71	1.36	1.20
Net charge-offs to average loans receivable	0.05	-0.35	0.88	1.90	0.30

Capital Ratios(4):
Tier 1 leverage ratio Company	25.39%	12.54%	11.73%	11.06%	10.27%
Bank	17.95	11.81	10.95	10.23	9.46
Tier 1 risk-based capital ratio Company	57.21	26.69	27.51	25.54	23.12
Bank	40.52	25.15	25.69	23.62	21.28
Total risk-based capital ratio Company	58.28	27.72	28.39	26.79	24.37
Bank	41.59	26.18	26.57	24.87	22.53

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

At September 30, 2014, we had total assets of $525.5 million, including $321.1 million in net loans and $138.7 million of investment and mortgage-backed securities, total deposits of $391.0 million and total stockholders’ equity of $129.4 million.

The Company conducts community banking activities by accepting deposits and making loans in our market area. Our lending products primarily consist of residential mortgage loans and to a lesser extent commercial real estate, multi-family and construction loans. The Company also originates  commercial business and consumer loans in an effort to maintain strong customer relationships.

Despite the challenging current market and economic conditions, the Company continues to maintain capital in excess of regulatory requirements.

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

In determining the allowance for loan losses, management has established both specific and general pooled allowances. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (general pooled allowance) and for criticized and classified loans. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar commercial real estate loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historical loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios and external factors. Estimates are periodically measured against actual loss experience.

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

Investment and Mortgage-Backed Securities Available for Sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of September 30, 2014 or 2013.

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

Commitments

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2014.

	Total	Amount of Commitment Expiration - Per Period
	Amounts	Less than	1-3	3-5	After 5
	Committed	1 Year	Years	Years	Years
	(In Thousands)
Letters of credit	$109	$109	$-	$-	$-
Lines of credit (1)	3,823	-	-	-	3,823
Undisbursed portions of loans in process	9,657	9,565	92	-	-
Commitments to originate loans	25,323	25,323	-	-	-
Total commitments	$38,912	$34,997	$92	$-	$3,823

(1)The majority of available lines of credit consist of  home equity lines of credits.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at September 30, 2014.

		Payments Due By Period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$212,639	$90,825	$58,037	$63,777	$-
FHLB advances(1)	340	340	-	-	-
Total long-term debt	212,979	91,165	58,037	63,777	-
Advances from borrowers for taxes and insurance	1,240	1,240	-	-	-
Operating lease obligations	535	136	195	204	-
Total contractual obligations	$214,754	$92,541	$58,232	$63,981	$-

(1)     The FHLB advances currently have a zero interest rate.

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

	Year Ended September 30,
	2014			2013			2012
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$87,466	$2,199	2.51%	$85,800	$2,147	2.50%	$77,224	$2,102	2.72%
Mortgage-backed securities	46,240	1,411	3.05%	53,342	1,922	3.60%	89,089	3,726	4.18%
Loans receivable (1)	319,126	12,737	3.99%	278,582	12,609	4.53%	242,780	13,008	5.36%
Other interest-earning assets	48,542	118	0.24%	48,154	95	0.20%	70,024	143	0.20%
Total interest-earning assets	501,374	16,465	3.28%	465,878	16,773	3.60%	479,117	18,979	3.96%
Non-interest-earning assets	18,162			19,670			20,818
Total assets	$519,536			$485,548			$499,935
Interest-bearing liabilities:
Savings accounts	$78,364	$258	0.33%	$82,478	$260	0.32%	$70,186	$396	0.56%
Checking and money market accounts	100,303	348	0.35%	100,709	358	0.36%	103,988	490	0.47%
Certificate accounts	203,083	2,791	1.37%	233,814	3,721	1.59%	258,154	4,884	1.89%
Total deposits	381,750	3,397	0.89%	417,001	4,339	1.04%	432,328	5,770	1.33%
FHLB advances	340	0	0.00%	350	0	0.00%	537	4	0.74%
Real estate tax escrow accounts	2,068	4	0.19%	1,802	5	0.28%	1,561	5	0.32%
Total interest-bearing liabilities	384,158	3,401	0.89%	419,153	4,344	1.04%	434,426	5,779	1.33%
Non-interest-bearing liabilities	6,605			7,120			6,979
Total liabilities	390,763			426,273			441,405
Stockholders’ Equity	128,773			59,275			58,530
Total liabilities and Stockholders’ Equity	$519,536			$485,548			$499,935
Net interest-earning assets	$117,216			$46,725			$44,691

Net interest income; interest rate spread		$13,064	2.40%		$12,429	2.56%		$13,200	2.63%
Net interest margin (2)			2.61%			2.67%			2.76%

Average interest-earning assets to average interest-bearing liabilities			130.51%			111.15%			110.29%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

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

	2014 vs. 2013				2013 vs. 2012
	Increase (Decrease) Due to				Increase (Decrease) Due to
				Total				Total
			Rate/	Increase			Rate/	Increase
	Rate	Volume	Volume	(Decrease)	Rate	Volume	Volume	(Decrease)
	(In Thousands)
Interest income:
Investment securities	$10	$42	$-	$52	$(168)	$233	$(20)	$45
Mortgage-backed securities	(294)	(256)	39	(511)	(514)	(1,494)	204	(1,804)
Loans receivable, net	(1,490)	1,835	(217)	128	(2,024)	1,919	(294)	(399)
Other interest-earning assets	22	1	-	23	(3)	(44)	(1)	(48)
Total interest income	(1,752)	1,622	(178)	(308)	(2,709)	614	(111)	(2,206)
Interest expense:
Savings accounts	11	(13)	(1)	(3)	(171)	69	(33)	(135)
Checking and money market accounts (interest-bearing and non-interest bearing)	(9)	(1)	-	(10)	(119)	(15)	2	(132)
Certificate accounts	(507)	(489)	67	(930)	(771)	(460)	67	(1,164)
Total deposits	(505)	(503)	66	(943)	(1,061)	(406)	36	(1,431)
FHLB advances	-	-	-	-	(4)	(1)	1	(4)
Total interest expense	(505)	(503)	66	(943)	(1,065)	(407)	37	(1,435)
Increase (decrease) in net interest income	$(1,645)	$1,022	$(244)	$635	$(1,645)	$1,022	$(148)	$(771)

Comparison of Financial Condition at September 30, 2014 and September 30, 2013

At September 30, 2014, we had total assets of $525.5 million, as compared to $607.9 million at September 30, 2013, a decrease of 13.6%. The primary reason for the $82.4 million decrease in assets was a reduction of $113.6 million in cash and cash equivalents. The decrease in such assets reflected in large part the return of approximately $74.3 million in excess subscription funds. Loans receivable increased to $321.1 million at September 30, 2014 from $306.5 million at September 30, 2013 as we continued our efforts to prudently grow the loan portfolio. A majority of the loan growth consisted of the origination of single-family residential loans within our immediate market area.  During the year, investment securities increased $13.1 million, primarily due to the Company purchasing mortgage-backed securities guaranteed by the U.S. Government with short effective lives to improve earnings, while reducing the Company’s exposure to interest rate risk.

Total liabilities decreased to $396.1 million at September 30, 2014 from $548.0 million at September 30, 2013. The $151.9 million decrease in total liabilities was primarily due to the return of $74.3 million of subscription funds returned to subscribers who were unable to purchase shares in the Company’s stock offering due to the oversubscription for shares and the transfer of $70.3 million to stockholders’ equity in connection with the stock offering. Excluding the funds held in connection with the offering, total deposits decreased $6.2 million, primarily due to our determination to let certain higher costing certificates of deposit run-off as part of our asset/liability management strategy. The deposit outflows experienced during the year were funded from cash and cash equivalents.

Total stockholders’ equity increased by $69.5 million to $129.4 million at September 30, 2014 from $59.9 million at September 30, 2013. The increase was primarily due to the receipt of net proceeds of approximately $69.4 million from the Company’s second-step conversion which closed October 9, 2013 and the recognition of $1.8 million in earnings during the year ended September 30, 2014, partially offset by dividend payments totaling $571,000. In addition stockholders’ equity was favorably affected by the increased fair value of the remaining available for sale securities in the portfolio due to changes in market interest rates as of September 30, 2014.

Comparison of Operating Results for the Year Ended September 30, 2014 and September 30, 2013

General. For the year ended September 30, 2014, the Company recognized net income of $1.8 million, as compared to net income of $1.8 million for the fiscal year ended September 30, 2013.  Although net income was essentially the same for both fiscal year 2014 and 2013, the components driving net income were different. For fiscal 2014, net interest income increased $635,000 to $13.1 million as compared to fiscal 2013, while fiscal 2013 reflected a substantial recovery as compared to the establishment of a provision for loan losses for fiscal 2014

Net Interest Income. For the year ended September 30, 2014, net interest income increased $635,000 or 5.1% to $13.1 million as compared to $12.4 million for the same period in fiscal 2013. The increase was due to a $943,000 or 21.7% decrease in interest expense partially offset by a $308,000 or 1.8% decrease in interest income.  The increase in net interest income resulted from an increase of $35.5 million in the average balance of interest-earning assets combined with a decrease of $35.0 million in the average balance of interest-bearing liabilities between fiscal year 2013 and fiscal year 2014. The weighted average yield earned on interest-earning assets decreased to 3.28% for fiscal year 2014 as compared to 3.60% for fiscal year 2013. The decrease in the weighted average yield earned was primarily due to the reinvestment at lower current market rates of the proceeds from called or sold investment and mortgage-backed securities and the origination of new loans. The decrease in interest expense resulted primarily from a 15 basis point decrease to 0.89% in the weighted average rate paid on interest-bearing liabilities, reflecting the continued repricing downward of interest-bearing liabilities during fiscal year 2014 combined with a $35.0 million or 8.4% decrease in the average balance of interest-bearing liabilities, primarily certificates of deposit, during the year ended September 30, 2014, as compared to fiscal year 2013.  The decline in the weighted average rate paid reflected the continued effect of the low interest rate environment on our cost of funds as deposits re-priced downward as well as continued implementation of asset/liability strategies designed to reduce our use of higher costing certificates of deposit as a funding source.

Provision for Loan Losses. The Company established a provision for loan losses of $240,000 during the twelve months ended September 30, 2014, while the Company recorded a recovery for loan losses of $500,000 for the twelve months ended September 30, 2013.  The provisions for loan losses were deemed necessary for the 2014 period due to the growth in the loan portfolio combined with an increase in the level of classified assets. The recovery for loan losses during fiscal 2013 was deemed appropriate due to the recovery during the year ended September  30, 2013 related to a $1.1 million  previously charged off loan.   The Company believes that the provision at September 30, 2014 is sufficient to cover all inherent and known losses associated with the loan portfolio at such date.  At September 30, 2014, the Company’s non-performing assets totaled $6.2 million or 1.2% of total assets as compared to $7.0 million or 1.2% of total assets at September 30, 2013.  Non-performing assets at September 30, 2014 included $5.9 million in non-performing loans consisting of $3.5 million of one-to- four family residential loans, $1.5 million of single-family residential investment property loans and one $877,000 commercial real estate loan.  Non-performing assets also included a one-to-four family residential real estate owned property with an aggregate carrying value of $360,000.

The allowance for loan losses totaled $2.4 million, or 0.8% of total loans and 41.2% of total non-performing loans at September 30, 2014 as compared to $2.4 million, or 0.8% of total loans and 35.5% of total non-performing loans at September 30, 2013.

Non-interest Income.  Non-interest income amounted to $1.1 million for the year ended September 30, 2014 compared to $1.8 million for the same period in fiscal 2013. The primary reason for the difference in non-interest income between fiscal year 2014 as compared to fiscal year 2013 was the substantially larger gain on sale of available for sale securities of approximately $452,000 experienced during fiscal 2013.

Non-interest Expense. For the year ended September 30, 2014, non-interest expense increased $215,000 to $11.5 million compared to $11.3 million for fiscal year 2013.  The increase for the year ended September 30, 2014 was primarily due to increases in salary and employee benefit, professional services and office occupancy expenses, partially offset by a decline in real estate owned, FDIC deposit insurance and advertising expenses.

Income Tax Expense.  For the year ended September 30, 2014, we incurred income tax expense of $690,000 as compared to $1.7 million for fiscal year 2013. As a result of the Company increasing the deferred tax valuation allowance in June 2013, specifically for the capital loss carryforward which became fully reserved as a result, the Company’s effective tax rate was less volatile during fiscal 2014 and reflected a more normalized rate.

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

Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At September 30, 2014, our cash and cash equivalents amounted to $45.4 million.  In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $57.8 million at September 30, 2014.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At September 30, 2014, we had certificates of deposit maturing within the next 12 months amounting to $90.8 million.  We anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us unless we determine to lower rates to below competition in order to facilitate the reduction of higher cost deposits during periods when there is excess cash on hand or in order to satisfy our asset/liability goals.  There were no deposits as of September 30, 2014 requiring the pledging of collateral.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity requirements should the need arise.  Our borrowings consist solely of advances from the FHLB of Pittsburgh, of which we are a member.  Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances.  At September 30, 2014, we had $340,000 in outstanding FHLB advances and we had the ability to borrow up to an additional $194.0 million in  FHLB advances.  A borrowing line of credit has also been established with the Federal Reserve Bank of Philadelphia.  In addition, the Bank has the ability to generate brokered certificates of deposit.

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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2014, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2014, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 7.6% to 31.6%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 0.7% to 22.5%.  Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from an internal analysis of our accounts up to a maximum of ten years.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities	$2,143	$6,138	$13,015	$14,448	$104,351	$140,095
Loans receivable(2)	24,462	47,879	80,260	60,160	108,278	321,039
Other interest-earning assets (3)	44,578	-	-	-	-	44,578
Total interest-earning assets	$71,183	$54,017	$93,275	$74,608	$212,629	$505,712

Interest-bearing liabilities:
Savings accounts	2,358	5,702	9,594	9,250	48,120	75,024
Checking and money market accounts	3,707	11,121	18,369	14,851	57,705	105,753
Certificate accounts	24,592	66,514	58,039	63,778	-	212,923
FHLB advances	-	340	-	-	-	340
Real estate tax escrow accounts	1,240	-	-	-	-	1,240
Total interest-bearing liabilities	$31,897	$83,677	$86,002	$87,879	$105,825	$395,280

Interest-earning assets less interest-bearing liabilities	$39,286	$(29,660)	$7,273	$(13,271)	$106,804	$110,432

Cumulative interest-rate sensitivity gap(4)	$39,286	$9,626	$16,899	$3,628	$110,432

Cumulative interest-rate gap as a percentage of total assets at September 30, 2014	7.48%	1.83%	3.22%	0.69%	21.02%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2014	223.17%	108.33%	108.38%	101.25%	127.94%

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

Net Portfolio Value Analysis.  Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of September 30, 2014 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)

300	$106,818	$(36,116)	-25.27%	23.58%	-3.94%
200	$118,162	$(24,772)	-17.33%	29.94%	2.42%
100	$130,519	$(12,415)	-8.69%	26.30%	-1.22%
Static	$142,934	$-	---	27.52%	---
(100)	$151,402	$8,468	5.92%	28.10%	0.58%
(200)	$151,489	$8,555	5.99%	27.62%	0.10%
(300)	$153,054	$10,120	7.08%	27.45%	-0.07%

At September 30, 2014, the Company’s NPV was $80.6 million or 13.3% of the market value of assets.  Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $55.4 million or 9.8% of the market value of assets, a decline of approximately 31.3%.  The change in the NPV ratio or Company’s sensitivity measure was a decrease of 342 basis points.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Exposure to Changes in Interest Rates.”

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Prudential Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Prudential Bancorp, Inc. and subsidiary as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of Prudential Bancorp, Inc.’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prudential Bancorp, Inc. and subsidiary as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prudential Bancorp, Inc. and subsidiary’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated December 15, 2014, we expressed an unqualified opinion on the effectiveness of Prudential Bancorp, Inc. and subsidiary’s internal control over financial reporting.

/s/ S.R. Snodgrass, P.C.

Wexford, Pennsylvania
December 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Prudential Bancorp, Inc.

We have audited Prudential Bancorp Inc. and subsidiary’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Prudential Bancorp, Inc. and subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on Prudential Bancorp, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Prudential Bancorp, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statements of financial condition of Prudential Bancorp, Inc. and subsidiary as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and our report dated December 15, 2014, expressed an unqualified opinion.

/s/ S.R. Snodgrass, P.C.

Wexford, Pennsylvania
December 15, 2014

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2014	2013
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$2,025	$2,670
Interest-bearing deposits	43,357	156,314

Total cash and cash equivalents	45,382	158,984

Investment and mortgage-backed securities available for sale (amortized cost—September 30, 2014, $59,262; September 30, 2013, $43,744)	57,817	41,781
Investment and mortgage-backed securities held to maturity (fair value—September 30, 2014, $79,092; September 30, 2013, $80,582)	80,840	83,732
Loans receivable—net of allowance for loan losses (September 30, 2014, $2,425; September 30, 2013, $2,353)	321,063	306,517
Accrued interest receivable	1,748	1,791
Real estate owned	360	406
Federal Home Loan Bank stock—at cost	1,221	1,181
Office properties and equipment—net	1,331	1,525
Bank owned life insurance	12,377	7,119
Deferred income taxes, net	1,131	1,306
Prepaid expenses and other assets	2,213	3,555
TOTAL ASSETS	$525,483	$607,897

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest-bearing	$2,327	$3,474
Interest-bearing	388,698	539,274
Total deposits	391,025	542,748
Advances from Federal Home Loan Bank	340	340
Accrued interest payable	1,486	1,666
Advances from borrowers for taxes and insurance	1,240	1,480
Accounts payable and accrued expenses	1,967	1,751

Total liabilities	396,058	547,985

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 9,544,809 issued and outstanding at September 30, 2014; 11,862,693 issued and and 9,464,184 outstanding at September 30, 2013	95	118
Additional paid-in capital	94,397	55,297
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(5,302)	(2,565)
Treasury stock, at cost: 2,398,509 shares at September 30, 2013	-	(31,625)
Retained earnings	41,188	39,979
Accumulated other comprehensive loss	(953)	(1,292)

Total stockholders’ equity	129,425	59,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$525,483	$607,897

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2014	2013
	(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest and fees on loans	$12,737	$12,609
Interest on mortgage-backed securities	1,411	1,922
Interest and dividends on investments	2,199	2,147
Interest on interest-bearing deposits	118	95

Total interest income	16,465	16,773

INTEREST EXPENSE:
Interest on deposits	3,401	4,344

Total interest expense	3,401	4,344

NET INTEREST INCOME	13,064	12,429

PROVISION (RECOVERY) FOR LOAN LOSSES	240	(500)

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	12,824	12,929

NON-INTEREST INCOME:
Gain on sale of mortgage-backed securities available for sale, net	416	868
Fees and other service charges	385	410

Total other-than-temporary impairment losses	(16)	(38)
Portion of loss recognized in other comprehensive income, before taxes	-	6
Net impairment losses recognized in earnings	(16)	(32)

Income from BOLI	258	200
Other	68	328

Total non-interest income	1,111	1,774

NON-INTEREST EXPENSES:
Salaries and employee benefits	6,374	5,823
Data processing	432	429
Professional services	1,190	927
Office occupancy	477	392
Depreciation	320	337
Payroll taxes	367	340
Director compensation	330	311
Federal Deposit Insurance Corporation premiums	258	624
Real estate owned expense	146	447
Advertising	186	335
Other	1,385	1,285

Total non-interest expenses	11,465	11,250

INCOME BEFORE INCOME TAXES	2,470	3,453

INCOME TAXES:
Current	690	(1,072)
Deferred expense	-	2,770

Total	690	1,698

NET INCOME	$1,780	$1,755

BASIC EARNINGS PER SHARE	$0.20	$0.19

DILUTED EARNINGS PER SHARE	$0.19	$0.19

DIVIDENDS PER SHARE	$0.06	$0.00

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2014	2013

	(Dollars in thousands)
Net income	$1,780	$1,755

Unrealized holding gain (loss) on available-for-sale securities	918	(3,066)
Tax effect	(312)	1,042
Reclassification adjustment for net gains realized in net income	(416)	(868)
Tax effect	138	296
Reclassification adjustment for other than temporary impairment losses on debt securities	16	32
Tax effect	(5)	(11)
Total Other Comprehensive Income (Loss)	339	(2,575)

Comprehensive Income (Loss)	$2,119	$(820)

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands)
BALANCE, OCTOBER 1, 2012	$118	$54,618	$(2,787)	$(31,625)	$38,224	$1,283	$59,831

Net income					1,755		1,755

Other comprehensive loss						(2,575)	(2,575)

Excess tax benefit from stock compensation plans		139					139

Stock option expense		231					231

Recognition and Retention Plan expense		347					347

ESOP shares committed to be released (16,018 shares)		(38)	222				184

BALANCE, September 30, 2013	118	55,297	(2,565)	(31,625)	39,979	(1,292)	59,912

Net income					1,780		1,780

Other comprehensive income						339	339

Dividends paid ($0.06 per share)					(571)		(571)

Second-step conversion offering	(23)	38,725		31,625			70,327

Excess tax benefit from stock compensation plans		79					79

Stock option expense		138					138

Recognition and Retention Plan expense		121					121

Purchase of ESOP Shares (285,664)			(3,089)				(3,089)

ESOP shares committed to be released (32,064 shares)		37	352				389

BALANCE, September 30, 2014	$95	$94,397	$(5,302)	$-	$41,188	$(953)	$129,425

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOWS

	Years Ended September 30,
	2014	2013
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$1,780	$1,755
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for loan losses	240	(500)
Depreciation	320	337
Net accretion of premiums/discounts	(282)	(540)
Income from bank owned life insurance	(258)	(200)
Accretion of deferred loan fees	211	11
Compensation expense of ESOP	389	184
Loss on sale of real estate owned	-	3
Gain on sale of investment and mortgage-backed securities	(416)	(868)
Impairment charge on investment and mortgage-backed securities	16	32
Impairment charge on real estate owned	-	306
Share-based compensation expense	338	717
Deferred income tax expense	-	2,770
Excess tax benefit related to stock compensation	(79)	(139)
Changes in assets and liabilities which (used) provided cash:
Accounts payable and accrued expenses	216	818
Accrued interest payable	(180)	(716)
Prepaid expenses and other assets	1,338	(1,321)
Accrued interest receivable	43	(130)
Net cash provided by operating activities	3,676	2,519
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(10,977)	(36,488)
Purchase of investment and mortgage-backed securities available for sale	(22,669)	(16,955)
Principal collected on loans	53,554	48,581
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	13,922	15,892
Available for sale	4,543	22,439
Loans originated or acquired	(68,634)	(103,447)
Purchase of Federal Home Loan Bank stock	(40)	-
Proceeds from redemption of Federal Home Loan Bank stock	-	1,058
Proceeds from sale of mortgage-backed securities	3,237	16,158
Proceeds from sale of real estate owned	129	1,539
Proceeds from sale of loans	-	9,240
Purchase of bank owned life insurance	(5,000)	-
Purchases of equipment	(126)	(174)
Net cash used in investing activities	(32,061)	(42,157)
FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, and savings accounts	(4,389)	4,587
Funds (redemption) held in escrow related to second-step offering	(145,675)	145,675
Net decrease in certificates of deposit	(1,659)	(33,116)
Repayment of borrowing from Federal Home Loan Bank	-	(143)
Issuance of common stock from second-step conversion	38,702	-
Cancellation of treasury stock	31,625	-
Cash dividends paid	(571)	-
(Decrease) increase in advances from borrowers for taxes and insurance	(240)	207
Purchase of stock for ESOP	(3,089)	-
Excess tax benefit related to stock compensation	79	139
Net cash (used in) provided by in financing activities	(85,217)	117,349
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(113,602)	77,711

CASH AND CASH EQUIVALENTS—Beginning of year	158,984	81,273

CASH AND CASH EQUIVALENTS—End of year	$45,382	$158,984
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal Home Loan Bank	$3,581	$5,060

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$83	$282

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Prudential Bancorp, Inc. (the “Company”) is a Pennsylvania corporation that was incorporated in June 2013 to be the successor corporation of Prudential Bancorp, Inc. of Pennsylvania (“Old Prudential Bancorp”), the former stock holding company for Prudential Savings Bank (the “Bank”),  is a Pennsylvania-chartered, FDIC-insured savings bank with eight full service branches in the Philadelphia area.  As of September 30, 2013, the Company was in organization and had not commenced operations, accordingly, the financial statements included as of and for the year ended September 30, 2013 are of Prudential Bancorp, Inc. of Pennsylvania (“Old Prudential Bancorp”).  The Bank‘s primary federal banking regulator is the Federal Deposit Insurance Corporation.  The Bank is principally in the business of attracting deposits from its community through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single-family residential loans. The Bank’s sole subsidiary as of September 30, 2014 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered corporation established to hold certain investments.  As of September 30, 2014, PSB had assets of $113.4 million primarily consisting of investment and mortgage-backed securities.

The Company’s primary market area is Philadelphia, in particular South Philadelphia and Center City, as well as Delaware County.  The Company also conducts business in Bucks, Chester and Montgomery Counties which, along with Delaware County, comprise the suburbs of Philadelphia.  We also make loans in contiguous counties in southern New Jersey.

Prudential Mutual Holding Company (the “MHC”), a Pennsylvania corporation, was the mutual holding company parent of  Old Prudential Bancorp. As of September 30, 2013, MHC  owned 74.6% (7,478,062 shares) of  Old Prudential Bancorp’s  outstanding common stock.

The second step conversion of the MHC  was completed on October 9, 2013. In connection with the conversion, the Company issued an aggregate of 9,544,809 shares of common stock through a public offering and the exchange of Old Prudential Bancorp’s common stock owned by the public other than the MHC which was exchanged for 0.9442 shares of the Company’s common stock for each share of Old Prudential Bancorp. Share amounts and per share data in the consolidated financial statements and notes to consolidated financial statements have  been adjusted to reflect the exchange.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation –The accompanying 2014 consolidated financial statements include the accounts of the Company and the Bank.  The 2013 consolidated financial statements include accounts of Old Prudential Bancorp and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions in the consolidated  financial statements are recorded in the allowance for loan losses, the fair value of financial instruments, other than temporary impairment of securities and valuation of deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with original maturities of less than 90 days.

Investment Securities and Mortgage-Backed Securities—Management classifies and accounts for debt and equity securities as follows:

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

Other-than-temporary impairment —Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost,  Management performs an evaluation of the specific events attributable to the market decline of the security. Management considers the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. Management also considers as part of the evaluation its intention whether or not to sell the security until its market value has recovered to a level at least equal to the amortized cost. When Management determines that a security’s unrealized loss is other-than-temporary, a realized loss is recognized in the period in which the decline in value is determined to be other-than-temporary. The write-down is measured based on the fair value of the security at the time the Company determines the decline in value is determined other-than-temporary.

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

Loan Origination and Commitment Fees—Management defers loan origination and commitment fees, net of certain direct loan origination costs. The balance is accreted into income as a yield adjustment over the life of the loan using the level-yield method.

Interest on Loans—Management recognizes interest on loans on the accrual basis. Income recognition is discontinued when a loan becomes 90 days or more delinquent. Any interest previously accrued is deducted from interest income. Such interest ultimately collected is credited to income when loans are no longer 90 days or more delinquent.

Allowance for Loan Losses—  The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio as of the Consolidated Statement of Financial Condition date.  The allowance method is used in providing for loan losses.  Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it.  The allowance for loan losses is established through a provision for loan losses charged to operations.  The provision for loan losses is based on management’s periodic evaluation of individual loans, economic factors, past loan loss experience, changes in the composition and volume of the portfolio, and other relevant factors, both qualitative and quantitative.  The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to changes in the near term.

Impaired loans are loans for which it is not probable to collect all amounts due according to the contractual terms of the loan agreements.  Management individually evaluates such loans for impairment and does not aggregate loans by major risk classifications.  Factors considered by management in determining impairment include payment status and collateral value.  The amount of impairment for impaired loans is determined by the difference between the present value of the expected cash flows related to the loans, using the original interest rate, and their recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans.  When foreclosure is probable, impairment is measured based on the fair value of the collateral.

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

Federal Home Loan Bank of Pittsburgh (“FHLB”) Stock – FHLB stock is classified as a restricted equity security because ownership is restricted and there is no established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration.

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

The Federal Home Loan Bank continues to report net income, initiated the payment of cash dividends and had its Aaa bond rating affirmed by Moody’s and AA+ rating affirmed by Standard and Poor’s during 2014 and 2013.With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2014 or 2013.

Office Properties and Equipment—Land is carried at cost. Office properties and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the expected useful lives of the assets. The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterments are capitalized and depreciated over their useful lives.  The estimated useful life is generally 10-39 years for buildings and 1-7 years for furniture and equipment.

Cash Surrender Value of Life Insurance—The Company funds the policy premiums for the lives of certain officers and directors of the Bank. The Bank owned life insurance policies (“BOLI”) provide an attractive tax-exempt return to the Company and is being used by the Company to fund various employee benefit plans.  The BOLI is recorded at its cash surrender value.

Dividend Payable – Upon declaration of a dividend, a payable is established with a corresponding reduction to retained earnings at the declaration date.  There was no dividend payable as of September 30, 2014 or 2013.  The Company paid $571,000 in cash dividends during the year ended September 30, 2014.  There were no dividends paid during 2013.

Employee Stock Ownership Plan – The Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. In 2005, the ESOP purchased 427,057 shares of the Old Prudential Bancorp’s common stock on the open market for approximately $4.5 million with a loan from the Old Prudential Bancorp.  In October 2013, the Company purchased an additional 285,664 shares for approximately $3.1 million from the shares available from the second-step conversion offering funded with a loan from the Company.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants as the loans are repaid. Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants in the ESOP. As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is recorded to equity as an adjustment to additional paid-in capital.

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

Treasury Stock – Common stock held in treasury is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. At September 30, 2013 the average cost per share of the approximately 2.5 million shares repurchased by the Old Prudential Bancorp was $13.85 (on a converted basis). As a result of the second-step conversion offering, the shares held in treasury were extinguished. On September 17, 2014 the Company announced a plan to repurchase up to 950,000 shares or approximately 10% of its issued and outstanding common stock. The shares may be purchased in the open market or in privately negotiated transactions depending upon market conditions and other factors for a period necessary to complete such repurchases. The repurchases are expected to commence after the one-year anniversary of the completion of the second-step conversion offering on October 9, 2013.

Comprehensive Income—Management presents in the consolidated statement of comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity.  For the years ended September 30, 2014 and 2013, the only components of comprehensive income were net income, unrealized holding (loss) gains, net of income tax (benefit) expense, on available for sale securities and reclassifications related to realized gains on sale of securities recognized in earnings, net of tax and realized losses due to other than temporary impairment, net of tax.  Reclassifications are made to avoid double counting in comprehensive income items which are displayed as part of net income for the period.

Income Taxes—  Management records deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expense will not be required in future periods.

In evaluating the Company’s ability to recover deferred tax assets, management considers all available positive and negative evidence, including past operating results and forecast of future taxable income.  In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require management to make judgments about future taxable income and are consistent with the plans and estimates the Company uses to manage the business.  Any reduction in estimated future taxable income may require management to record an additional valuation allowance against the deferred tax assets.  An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—Management recognizes the financial and servicing assets it controls and the liabilities it has incurred, and will derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Servicing assets and other retained interests in the transferred assets are measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer.

Advertising Costs—Advertising costs are expensed as incurred. Advertising expense was $186,000 and $335,000 for the years ended September 30, 2014 and 2013, respectively.

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this  Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: (1) change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company. (2) require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting. (3) require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this ASU are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In January 2014, the FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.  The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update.

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

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period.  The amendments in this Update require that a performance target that affects vesting and that could be achieved after the requisite service period has elapsed be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables–Troubled Debt Restructurings by Creditors (Subtopic 310-40).  The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:  (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40).  The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding and common share equivalents (“CSEs”) that would arise from the exercise of dilutive securities.

The calculated basic and diluted earnings per share are as follows:

	Year Ended September 30,
	2014		2013
	(Dollars in Thousands Except Per Share Data)
	Basic	Diluted	Basic	Diluted

Net income	$1,780	$1,780	$1,755	$1,755

Weighted average shares outstanding	9,061,193	9,061,193	9,118,618	9,118,618

Effect of CSEs	-	216,885	-	104,422

Adjusted weighted average shares used in earnings per share computation	9,061,193	9,278,078	9,118,618	9,223,040

Earnings per share - basic and diluted	$0.20	$0.19	$0.19	$0.19

Options to purchase 284,045 shares and 383,345 shares of common stock at an exercise price greater than the current market value were outstanding at September 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The exercise prices for the stock options representing the anti-dilutive shares were $11.83 at September 30, 2014 and $8.79 to $11.83 at September 30, 2013. The shares presented in this table for 2013 have been adjusted to reflect the second-step conversion offering completed in October 2013.

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income by component net of tax:

	Year Ended September 30,
	2014	2013
	Unrealized gains on	Unrealized gains on
	available for sale	available for sale
	securities (a)	securities (a)
Beginning Balance	$(1,292)	$1,283
Other comprehensive (loss) income before reclassification	606	(2,024)
Amount reclassified from accumulated other comprehensive loss	(267)	(551)
Total other comprehensive income (loss)	339	(2,575)
Ending Balance	$(953)	$(1,292)

(a) All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss for the year ended September 30, 2014 and 2013:

	Year Ended September 30,
	2014	2013
	Amount Reclassified	Amount Reclassified
	from Accumulated	from Accumulated	Affected Line Item in
	Other	Other	the Statement Where
	Comprehensive	Comprehensive	Net Income is
Details about other comprehensive income	Income (a)	Income (a)	Presented

Unrealized gains on available for sale securities
Reclassification for net gains in net income	$416	$868	Gain on sale of mortgage-backed securities available-for-sale, Net
Tax effect	(138)	(296)	Income taxes
Reclassification adjustment for other than temporary impairment losses	(16)	(32)	Total other than temporary impairment losses
Tax effect	5	11	Income taxes
Comprehensive income	$267	$551

(a) Amounts in parentheses indicate debits to net income

5.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,987	$-	$(1,143)	$17,844
Mortgage-backed securities - U.S. government agencies	40,269	188	(554)	39,903
Total debt securities available for sale	59,256	188	(1,697)	57,747

FHLMC preferred stock	6	64	-	70

Total securities available for sale	$59,262	$252	$(1,697)	$57,817

Securities Held to Maturity:
U.S. government and agency obligations	$66,919	$502	$(3,270)	$64,151
Mortgage-backed securities - U.S. government agencies	13,921	1,130	(110)	14,941

Total securities held to maturity	$80,840	$1,632	$(3,380)	$79,092

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,986	$-	$(1,727)	$17,259
Mortgage-backed securities - U.S. government agencies	21,433	230	(704)	20,959
Mortgage-backed securities - non-agency	3,319	301	(90)	3,530
Total debt securities	43,738	531	(2,521)	41,748

FHLMC preferred stock	6	27	-	33

Total securities available for sale	$43,744	$558	$(2,521)	$41,781

Securities Held to Maturity:
U.S. government and agency obligations	$66,934	$559	$(4,855)	$62,638
Mortgage-backed securities - U.S. government agencies	16,798	1,222	(76)	17,944

Total securities held to maturity	$83,732	$1,781	$(4,931)	$80,582

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and the length of time that individual securities had been in a continuous loss position at September 30, 2014:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$-	$-	$(1,143)	$17,843	$(1,143)	$17,843
Mortgage-backed securities -U.S. government agency	(184)	16,437	(370)	13,303	(554)	29,740

Total securities available for sale	$(184)	$16,437	$(1,513)	$31,146	$(1,697)	$47,583

Securities Held to Maturity:
U.S. government and agency obligations	$(73)	$6,408	$(3,197)	$49,243	$(3,270)	$55,651
Mortgage-backed securities -U.S. government agency	-	-	(110)	4,542	(110)	4,542

Total securities held to maturity	$(73)	$6,408	$(3,307)	$53,785	$(3,380)	$60,193

Total	$(257)	$22,845	$(4,820)	$84,931	$(5,077)	$107,776

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

Management has reviewed its investment securities and determined that during the year ended September 30, 2014, unrealized losses of $16,000 on a pre-tax basis for certain securities in the non-agency mortgage-backed portfolio classified as available for sale were deemed other than temporarily impaired. As of September 30, 2014, management sold the remaining balance of its non-agency mortgage-backed securities.

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

The following is a rollforward for the year ended September 30, 2014 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded OTTI charges through earnings and other comprehensive income.

(Dollars in Thousands)
Credit component of OTTI as of October 1, 2013	$1,599

Additions for credit-related OTTI charges on previously unimpaired securities	-

Reductions for securities liquidated	(1,615)

Additional losses as a result of impairment charges recognized on investments for which an OTTI was previously recognized	16

Credit component of OTTI as of September 30, 2014	$-

The following is a rollforward for the year ended September 30, 2013 of the amounts recognized in earnings related to credit losses on securities which the Company has recorded OTTI charges through earnings and other comprehensive income.

(Dollars in Thousands)
Credit component of OTTI as of October 1, 2012	$2,103

Additions for credit-related OTTI charges on previously unimpaired securities	-

Reductions for securities liquidated	(542)

Additional losses as a result of impairment charges recognized on investments for which an OTTI was previously recognized	38

Credit component of OTTI as of September 30, 2013	$1,599

U.S. Government and agency obligations – The Company’s investments reflected in the tables above in U.S. Government sponsored enterprise notes consist of debt obligations of the FHLB and Federal Farm Credit System (“FFCS”).  These securities are typically rated AAA by one of the internationally recognized credit rating services.  At September 30, 2014, U.S. Government and agency obligations in a gross unrealized loss position for more than twelve months consisted of 27 securities having an aggregate depreciation of $4.3 million or 6.1% from the Company’s amortized cost basis.  There were four securities in a gross unrealized loss position for less than twelve months having an aggregate depreciation of $73,000 or 1.1% from the Company’s amortized cost basis.  The unrealized losses on these debt securities relates principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows.  In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities.  As such, the Company anticipates it will recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

U.S. government agency issued mortgage-backed securities — At September 30, 2014, the gross unrealized loss in U.S. government agency issued mortgage-backed securities in the category of experiencing a gross unrealized loss for greater than 12 months was $480,000 or 2.6% from the Company’s amortized cost basis and consisted of eight securities. The securities in a gross unrealized loss position experiencing a gross unrealized loss for less than 12 months was $184,000 or 1.1% from the Company’s amortized cost basis and consisted of nine securities at September 30, 2014. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. The U.S. Department of the Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities issued or guaranteed by Fannie Mae and Freddie Mac. The preferred stock agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities.

Mortgage-backed securities non-agency – The Company sold the remaining portfolio of non-agency collateralized mortgage obligation (“CMO’s”), and recorded a gain of $416,000 during the year period ended September 30, 2014.   During the year the Company held the CMO’s in its portfolio, management recognized an OTTI charge related to a portion of the portfolio securities in the amount of $16,000 on a pre-tax basis due to the fact that, in management’s judgment, the credit quality of the collateral pool underlying such securities had deteriorated during recent periods to the point that full recovery of the entire amortized cost of the investment was considered to be uncertain. This portfolio consisted primarily of securities with underlying collateral consisting of Alt-A loans and those collateralized by home equity lines of credit and other receivables as well as whole loans with more significant exposure to depressed real estate markets in the United States. Of the recorded charge, a total of $16,000 was concluded to be credit related and recognized currently in earnings and no portion was concluded to be attributable to other factors and recognized in accumulated other comprehensive (loss) income.

The following table shows the gross unrealized losses and related fair values of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2013:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(1,727)	$17,259	$-	$-	$(1,727)	$17,259
Mortgage-backed securities - US government agency	(704)	17,449			(704)	17,449
Mortgage-backed securities - non-agency	(10)	415	(80)	460	(90)	875

Total securities available for sale	$(2,441)	$35,123	$(80)	$460	$(2,521)	$35,583

Securities Held to Maturity:
U.S. government and agency obligations	$(3,817)	$40,126	$(1,037)	$9,956	$(4,854)	$50,082
Mortgage-backed securities - US government agency	(76)	5,253			(76)	5,253

Total securities held to maturity	$(3,893)	$45,379	$(1,037)	$9,956	$(4,930)	$55,335

Total	$(6,334)	$80,502	$(1,117)	$10,416	$(7,451)	$90,918

Management had reviewed its investment securities and determined that for the year ended September 30, 2013, unrealized losses of $38,000 on a pre-tax basis for certain securities in the non-agency mortgage-backed portfolio classified as available for sale were deemed other than temporarily impaired.

The amortized cost and estimated fair value of U.S. government and agency obligations by contractual maturity are shown below. Expected maturities will differ from contractual maturities because of call provisions in the securities.  Mortgage-backed securities were not included as the contractual maturity is generally irrelevant due to the borrowers’ right to prepay without pre-payment penalty which results in significant prepayments.

	September 30, 2014
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one through five years	3,999	4,310	-	-
Due after five through ten years	12,480	12,234	3,998	3,786
Due after ten years	50,440	47,607	14,989	14,058

Total	$66,919	$64,151	$18,987	$17,844

For the years ended September 30, 2014 and 2013, there were realized gross gains of $416,000 and $868,000, respectively, and gross proceeds from the sale of investment and mortgage-backed securities of $3.2 million and $16.1 million, respectively.

6.	LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,
	2014	2013
	(Dollars in Thousands)
One-to four-family residential	$282,637	$270,791
Multi-family residential	7,174	5,716
Commercial real estate	16,113	19,506
Construction and land development	22,397	11,356
Commercial business	1,976	588
Consumer	399	438

Total loans	330,696	308,395

Undisbursed portion of loans-in-process	(9,657)	(1,676)
Deferred loan costs	2,449	2,151
Allowance for loan losses	(2,425)	(2,353)

Net loans	$321,063	$306,517

The Company originates loans to customers located primarily in its local market area. The ultimate repayment of these loans at September 30, 2014 and 2013 is dependent, to a certain degree, on the local economy and real estate market.

The following table summarizes the loans individually evaluated for impairment by loan segment at September 30, 2014:

	One- to four- family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$10,436	$368	$3,777	$7,399	$-	$-	$21,980
Collectively evaluated for impairment	272,201	6,806	12,336	14,998	1,976	399	308,716
Total loans	$282,637	$7,174	$16,113	$22,397	$1,976	$399	$330,696

The following table summarizes the loans individually evaluated for impairment by loan segment at September 30, 2013:

	One- to four- family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$10,754	$383	$2,776	$1,205	$-	$-	$15,118
Collectively evaluated for impairment	260,037	5,333	16,730	10,151	588	438	$293,277
Total loans	$270,791	$5,716	$19,506	$11,356	$588	$438	$308,395

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2014:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$10,436	$10,436	$11,135
Multi-family residential	-	-	368	368	368
Commercial real estate	-	-	3,777	3,777	3,777
Construction and land development	-	-	7,399	7,399	7,399
Total Loans	$-	$-	$21,980	$21,980	$22,679

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2013:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$10,754	$10,754	$11,349
Multi-family residential	-	-	383	383	383
Commercial real estate	-	-	2,776	2,776	2,776
Construction and land development	-	-	1,205	1,205	1,205
Total Loans	$-	$-	$15,118	$15,118	$15,713

The following tables present the average investment in impaired loans and related interest income recognized for the periods indicated:

	September 30, 2014
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
One-to-four residential	$-	$1,509	$10,436	$-	$11,945
Consumer	-	119	-	-	119
Multi-family residential	6,806	-	368	-	7,174
Commercial real estate	11,347	989	3,777	-	16,113
Construction and land development	14,998	-	7,399	-	22,397
Commercial business	1,976	-	-	-	1,976
Total Loans	$35,127	$2,617	$21,980	$-	$59,724

	September 30, 2013
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
One-to-four residential	$-	$-	$10,754	$-	$10,754
Consumer	-	95	-		95
Multi-family residential	5,333	-	383	-	5,716
Commercial real estate	15,273	1,457	2,776	-	19,506
Construction and land development	2,633	7,518	1,205	-	11,356
Commercial business	588	-	-	-	588
Total Loans	$23,827	$9,070	$15,118	$-	$48,015

Federal banking regulations and our policies require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets.  The Bank has incorporated an internal asset classification system, consistent with Federal banking regulations, as a part of the credit monitoring system.  Management currently classifies problem and potential problem assets as “special mention,” “substandard,” “doubtful” or “loss” assets.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

The following tables present the classes of the loan portfolio in which a formal risk weighting system is utilized summarized by the aggregate “Pass” and the criticized category of “special mention”, and the classified categories of “substandard” and “doubtful” within the Bank’s risk rating system.  The Bank had no loans classified as “loss” at the dates presented.

	September 30, 2014
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$277,635	$5,002	$282,637
Consumer	399	-	399
Total Loans	$278,034	$5,002	$283,036

	September 30, 2013
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$260,037	$-	$260,037
Consumer	343	-	343
Total Loans	$260,380	$-	$260,380

The following tables present loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status:

	September 30, 2014
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$270,692	$-	$270,692
Consumer	399	-	399
Total Loans	$271,091	$-	$271,091

	September 30, 2013
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$266,532	$4,259	$270,791
Consumer	438	-	438
Total Loans	$266,970	$4,259	$271,229

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due.  The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	September 30, 2014
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$278,716	$475	$3,446	$-	$475	$282,637	$5,002
Multi-family residential	7,174	-	-	-	-	7,174	-
Commercial real estate	16,113	-	-	-	-	16,113	877
Construction and land development	22,397	-	-	-	-	22,397	-
Commercial business	1,976	-	-	-	-	1,976	-
Consumer	399	-	-	-	-	399	-
Total Loans	$326,775	$475	$3,446	$-	$475	$330,696	$5,879

	September 30, 2013
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)

One-to-four family residential	$264,272	$3,589	$2,930	$-	$3,589	$270,791	$4,259
Multi-family residential	5,716	-	-	-	-	5,716	-
Commercial real estate	18,686	355	465	-	355	19,506	2,375
Construction and land development	11,356	-	-	-	-	11,356	-
Commercial business	588	-	-	-	-	588	-
Consumer	437	1	-	-	1	438	-
Total Loans	$301,055	$3,945	$3,395	$-	$3,945	$308,395	$6,634

The allowance for loan losses is established through a provision for loan losses charged to expense.  Management maintains the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date.  Management reviews the allowance for loan losses no less than quarterly in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio in view of these inherent losses.  For each primary type of loan, a loss factor is established reflecting an estimate of the known and inherent losses in such loan type using both a quantitative analysis as well as consideration of qualitative factors.  The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loans, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

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

The following tables summarize the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2014 and 2013.  Activity in the allowance is presented for the years ended September 30, 2014 and 2013:

	September 30, 2014
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2013	$1,384	$22	$70	$653	$4	$2	$218	$2,353
Charge-offs	(215)	-	-	-	-	-	-	(215)
Recoveries	47	-	-	-	-	-	-	47
Provision	447	45	52	(330)	11	2	13	240
ALLL balance at September 30, 2014	$1,663	$67	$122	$323	$15	$4	$231	$2,425

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,663	67	122	323	15	4	231	2,425

	September 30, 2013
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2012	$830	$7	$125	$745	$3	$1	$170	$1,881
Charge-offs	(154)	-	-	-	-	-	-	(154)
Recoveries	227	-	-	899	-	-	-	1,126
Provision	481	15	(55)	(991)	1	1	48	(500)
ALLL balance at September 30, 2013	$1,384	$22	$70	$653	$4	$2	$218	$2,353

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,384	22	70	653	4	2	218	2,353

Management established a provision for loan losses of $240,000 during the year ended September 30, 2014, while a recovery for loan losses of $500,000 was recorded for the year ended September 30, 2013.  The provision for loan losses was deemed necessary for fiscal 2014 due to the growth in the loan portfolio combined with an increase in the level of classified assets.  The construction and land development provision decreased during year ended September 30, 2014 resulting from a reduction in the historical loss factor which in prior periods included a large charge-off as part of the allowance calculation which has expired during the year. No provision for loan losses was deemed necessary for fiscal 2013 in part due to the recovery of previously charged off loans amounts aggregating $1.1 million during the year ended September 30, 2013.  The Company believes that the allowance for loan losses at September 30, 2014 is sufficient to cover all inherent and known losses associated with the loan portfolio at such date.  At September 30, 2014, the Bank’s non-performing assets totaled $6.2 million or 1.2% of total assets as compared to $7.0 million or 1.2% of total assets at September 30, 2013.  Non-performing assets at September 30, 2014 included $5.9 million in non-performing loans consisting of $3.5 million of one-to-four family residential loans, $1.5 million of single-family residential investment property and one $877,000 of commercial real estate loans.  Non-performing assets also included a one-to-four family residential real estate owned property with an aggregate carrying value of $360,000.  As of September 30, 2014, the Bank had eight loans that were classified as trouble debt restructurings (“TDRs”) aggregating $3.9 million of which two loans aggregating $2.3 million were classified as non-performing and included in the $5.9 million of non-performing loans, although all eight loans have performed in accordance with the terms of their revised agreements. As of September 30, 2014, the Bank’s classified assets totaled $22.0 million as compared to $15.1 million as of September 30, 2013 with the increase primarily due to the classification of seven loans aggregating $9.0 million to one borrower as a result of the termination of a commitment to the borrower from an investor that would have provided the borrower sufficient funds to allow the borrower to be able to continue to make the payments required by in the applicable loan agreements. All of such loans were current as of September 30, 2014.

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

The following tables set forth a summary of the TDRs activity for the years ended September 30, 2014 and 2013. All of the TDRs involved changes in the interest rates on the loans; no debt was forgiven.  At September 30, 2014, the TDRs were performing in accordance with their modified terms:

	As of and for the Year Ended September 30, 2014

	Restructured Current Period			TDR’s that Defaulted in the Current Period that were Restructured in Prior Period
(amount in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment

One-to four- family	1	$1,455	$1,455	-	$-
Commerical real estate	1	877	877	-	-
	2	$2,332	$2,332	-	$-

	As of and for the Year Ended September 30, 2013

	Restructured Current Period			TDR’s that Defaulted in the Current Period that were Restructured in Prior Period

(amount in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment

One-to four- family	1	$157	$157	-	$-
Commerical real estate	5	1,910	1,910	-	-
	6	$2,067	$2,067	-	$-

7.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classifications as follows:

	September 30,
	2014	2013
	(Dollars in Thousands)

Land	$247	$247
Buildings and improvements	2,565	2,565
Furniture and equipment	2,423	2,297
Automobiles	135	135

Total	5,370	5,244
Accumulated depreciation	(4,039)	(3,719)

Total office properties and equipment, net of accumulated depreciation	$1,331	$1,525

For the years ended September 30, 2014 and 2013, depreciation expense amounted to $320,000 and $337,000, respectively.  During 2013, $1.6 million of fully depreciated assets no longer in use were disposed of.

8.        DEPOSITS

Deposits consist of the following major classifications:

	September 30,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Money market deposit accounts	$64,665	16.5%	$65,298	12.0%
Interest-bearing checking accounts	38,119	9.8	36,063	6.6
Non-interest-bearing checking accounts	2,327	0.6	3,474	0.6
Passbook, club and statement savings (1)	73,275	18.8	223,615	41.3
Certificates maturing in six months or less	48,359	12.4	65,831	12.1
Certificates maturing in more than six months	164,280	41.9	148,467	27.4

Total	$391,025	100.0%	$542,748	100.0%

(1) Includes $145.7 million of funds held in escrow at September 30, 2013 as payment for subscriptions from the Company’s second-step conversion.

The amount of scheduled maturities of certificate accounts was as follows:

September 30, 2014
(Dollars in Thousands)

One year or less	$90,825
One through two years	33,392
Two through three years	24,645
Three through four years	28,697
Four through five years	35,080

Total	$212,639

Certificates of deposit of $100,000 or more at September 30, 2014 and 2013 totaled $90.7 million and $78.7 million, respectively.

Interest expense on deposits was comprised of the following:

	Year Ended September 30,
	2014	2013
	(Dollars in Thousands)
Checking and money market deposit accounts	$348	$358
Passbook, club and statement savings accounts	262	265
Certificate accounts	2,791	3,721
Total	$3,401	$4,344

9.        ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the FHLB totaled $340,000 at both September 30, 2014 and 2013.  These advances were obtained in connection with the Bank’s participation in a community housing program and mature in 2015.

The advances held by the Bank are collateralized by all of the Bank’s holdings of FHLB stock, U.S. government and agency investment securities and substantially all qualifying first mortgage loans held by the Bank.  At September 30, 2014, the Bank had the ability to obtain $194.0 million of additional FHLB advances.

10.	INCOME TAXES

The Company files a consolidated federal income tax return.  The Company uses the specific charge-off method for computing reserves for bad debts.  Generally this method allows the Company to deduct an annual addition to the reserve for bad debt equal to its net charge-offs.

The provision for income taxes for the years ended September 30, 2014 and 2013 consists of the following:

	Year Ended September 30,
	2014	2013
	(Dollars in Thousands)

Current:
Federal expense (benefit)	$690	$(1,072)
Total current taxes	690	(1,072)

Deferred income tax expense	-	2,770
Total income tax provision	$690	$1,698

Items that gave rise to significant portions of deferred income taxes are as follows:

	September 30,
	2014	2013
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,123	$1,037
Non-accrual interest	125	125
Accrued vacation	108	86
Capital loss carryforward	1,211	1,423
Impairment loss	-	1,117
Post-retirement benefit plans	137	136
Split dollar life insurance	20	21
Unrealized losses on available for sale securities	491	666
Employee benefit plans	382	455
Total deferred tax assets	3,597	5,066
Valuation allowance	(1,211)	(2,540)
Total deferred tax assets, net of valuation allowance	2,386	2,526

Deferred tax liabilities:
Property	422	461
Deferred loan fees	833	759
Total deferred tax liabilities	1,255	1,220
Net deferred tax asset	$1,131	$1,306

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The valuation allowance totaled $1.2 million at September 30, 2014.  The gross deferred tax assets related to impairment losses and capital loss carryforwards decreased in the aggregate by $1.3 million during the year ended September 30, 2014, primarily due to the sale of available-for-sale securities during the period and the expiration of capital loss carryforwards. During 2013, the Company determined to increase the valuation allowance by $494,000 due to declines in the value of available-for-sale investment securities. As a result of the increased valuation allowance, management believes that on an ongoing basis, our effective tax rate will have less volatility and be within a more normalized range.

The income tax expense differs from that computed at the statutory federal corporate tax rate as follows:

	Year Ended September 30,
	2014		2013
		Percentage		Percentage
		of Pretax		of Pretax
	Amount	Income	Amount	Income (Loss)
	(Dollars in Thousands)
Tax at statutory rate	$840	34.0%	$1,174	34.0%
Adjustments resulting from:
Valuation allowance	(144)	(5.8)	494	14.3
Income from bank owned life insurance	(87)	(3.5)	(67)	(1.9)
Employee benefit plans	74	3.0	90	2.6
Other	7	0.2	7	0.2

Income tax expense	$690	28.0%	$1,698	49.2%

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations as a component of income tax expense. As of September 30, 2014, the Internal Revenue Service conducted an audit of the Company’s tax returns for the year ended September 30, 2010, and no adverse findings were reported. The Company’s federal and state income tax returns for taxable years through September 30, 2010 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined) and risk-weighted assets (as defined), and of total capital (as defined) to risk-weighted assets. Management believes, as of September 30, 2014 and 2013, that the Company and the Bank met all regulatory capital adequacy requirements to which they each are subject.

To be categorized as well capitalized, the Bank must maintain the minimum Tier 1 capital, Tier 1 risk-based and total risk-based ratios as set forth in the table below.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
September 30, 2014:
Tier 1 capital (to average assets)
Company	$130,378	25.39%	$20,544	4.0%	N/A	N/A
Bank	92,090	17.95	20,519	4.0	$25,649	5.0%
Tier 1 capital (to risk-weighted assets)
Company	130,378	57.21	9,115	4.0	N/A	N/A
Bank	92,090	40.52	9,091	4.0	13,636	6.0
Total capital (to risk-weighted assets)
Company	132,803	58.28	18,231	8.0	N/A	N/A
Bank	94,515	41.59	18,182	8.0	22,727	10.0

September 30, 2013:
Tier 1 capital (to average assets)
Old Prudential Bancorp	$61,204	12.54%	$19,523	4.0%	N/A	N/A
Bank	57,568	11.81	19,505	4.0	$24,382	5.0%
Tier 1 capital (to risk-weighted assets)
Old Prudential Bancorp	61,204	26.69	9,172	4.0	N/A	N/A
Bank	57,568	25.15	9,154	4.0	13,732	6.0
Total capital (to risk-weighted assets)
Old Prudential Bancorp	63,558	27.72	18,344	8.0	N/A	N/A
Bank	59,922	26.18	18,309	8.0	22,886	10.0

12.	EMPLOYEE BENEFITS

The Bank is a member of a multi-employer ( under the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986) defined benefit pension plan covering all employees meeting certain eligibility requirements. The Bank’s policy is to fund pension costs accrued. The expense relating to this plan for the years ended September 30, 2014 and 2013 was $663,000 and $407,000, respectively.  There are no collective bargaining agreements in place that require contributions to the plan.  Additional information regarding the plan as of September 30, 2014 is noted below:

Legal Name of Plan	Pentegra Defined Benefit Plan for Financial Institutions
Plan Employer Identification Number	13-5645888
The Company’s Contribution for the year ended September 30, 2014	$614,000
Are Company’s Contributions more than 5% of total contributions?	No
Funded Status	101.92%

The Pentegra Defined Benefits Plan for Financial Institutions is a single plan under Internal Revenue Code Section 413 (c) and, as a result, all of the assets stand behind all of the liabilities.  Accordingly, under the plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

The Bank also has a defined contribution plan for employees meeting certain eligibility requirements. The defined contribution plan may be terminated at any time at the discretion of the Bank. There was no expense relating to this plan for the years ended September 30, 2014 and 2013.  The Company eliminated the employer match in conjunction with the establishment of the employee stock ownership plan (“ESOP”) discussed below.

The Bank maintains an ESOP for substantially all of its full-time employees meeting certain eligibility requirements. The purchase of shares of the Company’s common stock by the ESOP was funded by loans from the Company. The loans will be repaid principally from the Bank’s contributions to the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account and released for allocation to participants on a pro rata basis as debt service payments are made on the loans. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation, as defined in the ESOP, to the total base compensation of all eligible plan participants. As the unearned shares are released and allocated among participants, the Bank recognizes compensation expense based on the current market price of the shares released. The ESOP purchased 427,057 (on a converted basis) shares of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005.  The ESOP purchased an additional 255,564 shares during December 2013 and an additional 30,100 shares at the beginning January 2014, of the Company’s stock for an aggregate cost of approximately $3.1 million. As of September 30, 2014, the Company had allocated a total of 186,871 shares from the suspense account to participants and committed to release an additional 26,730 shares.    The expense relating to the ESOP for the years ended September 30, 2014 and 2013 was $389,000 and $184,000, respectively.

The Company maintains a Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors of the Company.  The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company.  In order to fund the grant of shares under the RRP, the RRP Trust purchased 213,528 (on a converted basis) shares of the Company’s common stock in the open market for approximately $2.5 million, at an average purchase price per share of $11.49.  The Company made sufficient contributions to the RRP Trust to fund these purchases.  No additional purchases of shares are expected to be made by the RRP Trust under this plan.  As of September 30, 2014, all the shares have been awarded as part of the RRP.  Shares subject to awards under the RRP will generally vest at the rate of 20% per year over five years.  As of September 30, 2014, 175,473 (on a converted basis) of the awarded shares had become fully vested. Compensation expense related to the shares subject to awards granted is recognized ratably over the five-year vesting period in an amount per share equal to the fair value at the grant date. During the year ended September 30, 2014, approximately $183,000 was recognized in compensation expense for the RRP.  Tax benefits of $53,000 were recognized during the year ended September 30, 2014.  During the year ended September 30, 2013, approximately $456,000 was recognized in compensation expense for the RRP.  Tax benefits of $109,000 were recognized during the year ended September 30, 2013.  At September 30, 2014, approximately $246,000 of additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the year ended September 30, 2014 and 2013 is presented in the following table:

	Year Ended September 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at beginning of year	79,477	$9.56
Issued	-	-
Forfeited	-	-
Vested	(41,422)	10.93
Nonvested stock awards at the end of the period	38,055	$8.07

	Year Ended September 30, 2013
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at beginning of year	68,628	$11.76
Issued	48,311	8.01
Forfeited	(3,682)	9.49
Vested	(33,780)	11.78
Nonvested stock awards at the end of the period	79,477	$9.56

The 2013 shares and the fair value per share have been adjusted to reflect the second-step conversion-offering.

The Company maintains a Stock Option Plan which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date.  Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date.  A total of 533,808 (on a converted basis) shares of common stock were approved for future issuance pursuant to the Stock Option Plan.  As of September 30, 2014, all of the options had been awarded under the Plan although 3,737 forfeited shares were available for grant.  As of September 30, 2014, 417,767 (on a converted basis) options were vested.

A summary of the status of the Company’ stock options under the Stock Option Plan as of September 30, 2014 and 2013 and changes during the year ended September 30, 2014 and 2013 are presented below:

	Year Ended September 30, 2014
	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	516,739	$10.86
Granted	13,345	10.68
Forfeited	-	-
Outstanding at the end of the period	530,084	$10.86
Exercisable at the end of the period	417,767	$11.57

	Year Ended September 30, 2013
	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	417,714	$11.78
Granted	126,279	8.02
Forfeited	(27,254)	11.78
Outstanding at the end of the period	516,739	$10.86
Exercisable at the end of the period	314,419	$11.79

The 2013 share numbers and exercise price purchase have been adjsuted to reflect the second-step conversion-offering.

The weighted average remaining contractual term was approximately 5.3 years for options outstanding as of September 30, 2014.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013 and $4.67 for options granted during fiscal 2014.  The fair value was estimated on the date of grant using the Black-Scholes pricing model. No options were granted in fiscal years 2011 and 2012.

During the year ended September 30, 2014, $155,000 was recognized in compensation expense for the Stock Option Plan.  A tax benefit of $17,000 was recognized during the year ended September 30, 2014.   During the year ended September 30, 2013, $261,000 was recognized in compensation expense for the Stock Option Plan.  A tax benefit of $30,000 was recognized during the year ended September 30, 2013. At September 30, 2014, approximately $256,000 of additional compensation expense for awarded options remained unrecognized.  The weighted average period over which this expense will be recognized is approximately 0.8 years.

13.	COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2014, the Company had $25.3 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.25% to 6.00%.  At September 30, 2013, the Company had $12.8 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.25% to 6.00%.  The aggregate undisbursed portion of loans-in-process amounted to $9.7 million and $1.7 million, respectively, at September 30, 2014 and 2013.

The Company also had commitments under unused lines of credit of $3.8 million and $4.7 million, respectively, and letters of credit outstanding of $109,000 and $187,000, respectively, at September 30, 2014 and 2013.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At September 30, 2014, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $60,000. This exposure is for the life of the related loans and payables, on the Company’s proportionate share, as actual losses are incurred.

14.	FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2014 and 2013, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets as of September 30, 2014 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
		(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$17,844	$-	$17,844
Mortgage-backed securities - U.S. Government agencies	-	39,903	-	39,903
FHLMC preferred stock	70	-	-	70
Total	$70	$57,747	$-	$57,817

Those assets as of September 30, 2013 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$17,259	$-	$17,259
Mortgage-backed securities - U.S. Government agencies	-	20,959	-	20,959
Mortgage-backed securities - Non-agency	-	3,530	-	3,530
FHLMC preferred stock	33	-	-	33
Total	$33	$41,748	$-	$41,781

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral.  These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.  These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses.  The collateral underlying these loans had a fair value of $22.0 million.

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

Summary of Non-Recurring Fair Value Measurements

	At September 30, 2014
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$21,980	$21,980
Total	$-	$-	$21,980	$21,980

	At September 30, 2013
	(Dollars in Thousands)

	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$15,118	15,118
Real estate owned	-	-	406	406
Total	$-	$-	$15,524	$15,524

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within level 3 of the fair value hierarchy:

	At September 30, 2014
	(Dollars in Thousands)
		Valuation
	Fair Value	Technique	Unobservable Input	Range
Impaired loans	$21,980	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	10% discount

	At September 30, 2013
	(Dollars in Thousands)
		Valuation
	Fair Value	Technique	Unobservable Input	Range
Impaired loans	$15,118	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	10% discount

Real estate owned	$406	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	10% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

			Fair Value Measurements at
			September 30, 2014
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$45,382	$45,382	$45,382	$-	$-
Investment and mortgage-backed securities available for sale	57,817	57,817	70	57,747	-
Investment and mortgage-backed securities held to maturity	80,840	79,092	-	79,092	-
Loans receivable, net	321,063	321,247	-	-	321,247
Accrued interest receivable	1,748	1,748	1,748	-	-
Federal Home Loan Bank stock	1,221	1,221	1,221	-	-
Bank owned life insurance	12,377	12,377	12,377	-	-

Liabilities:
Checking accounts	40,446	40,446	40,446	-	-
Money market deposit accounts	64,665	64,665	64,665	-	-
Passbook, club and statement savings accounts	73,275	73,275	73,275	-	-
Certificates of deposit	212,639	217,273	-	217,273	-
Advances from Federal Home Loan Bank	340	340	340	-	-
Accrued interest payable	1,486	1,486	1,486	-	-
Advances from borrowers for taxes and insurance	1,240	1,240	1,240	-	-

			Fair Value Measurements at
			September 30, 2013
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$158,984	$158,984	$158,984	$-	$-
Investment and mortgage-backed securities available for sale	41,781	41,781	33	41,748	-
Investment and mortgage-backed securities held to maturity	83,732	80,582	-	80,582	-
Loans receivable, net	306,517	308,606	-	-	308,606
Accrued interest receivable	1,791	1,791	1,791	-	-
Federal Home Loan Bank stock	1,181	1,181	1,181	-	-
Bank owned life insurance	7,119	7,119	7,119	-	-

Liabilities:
Checking accounts	39,537	39,537	39,537	-	-
Money market deposit accounts	65,298	65,298	65,298	-	-
Passbook, club and statement savings accounts	223,615	223,615	223,615	-	-
Certificates of deposit	214,298	218,572	-	218,709	-
Advances from Federal Home Loan Bank	340	340	340	-	-
Accrued interest payable	1,666	1,666	1,666	-	-
Advances from borrowers for taxes and insurance	1,480	1,480	1,480	-	-

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

15.	PRUDENTIAL BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENT OF FINANCIAL CONDITION
September 30,	2014	2013
	(Dollars in Thousands)
Assets:
Cash	$31,729	$63
ESOP loan receivable	5,943	3,154
Investment in Bank	91,137	56,277
Other assets	616	418
Total assets	$129,425	$59,912

Stockholders’ equity:
Common stock	95	118
Additional paid-in-capital	94,397	55,297
Unearned ESOP shares	(5,302)	(2,565)
Treasury stock	-	(31,625)
Retained earnings	41,188	39,979
Accumulated other comprehensive loss	(953)	(1,292)

Total stockholders’ equity	129,425	59,912

Total liabilities and stockholders’ equity	$129,425	$59,912

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
For the year ended September 30,	2014	2013
	(Dollars in thousands)

Interest on ESOP loan	$257	$188
Equity in the undistributed earnings of the Bank	2,085	1,997

Total income	2,342	2,185

Professional services	288	146
Other expense	431	409

Total expense	719	555

Income before income taxes	1,623	1,630

Income tax benefit	(157)	(125)

Net income	$1,780	$1,755

Comprehensive income	$1,780	$1,755

CASH FLOWS
For the year ended September 30,	2014	2013
	(Dollars in thousands)
Operating activities:
Net income	$1,780	$1,755
Increase in other assets	(198)	(137)
Equity in the undistributed earnings of the Bank	(2,085)	(1,997)

Net cash used in operating activities	(503)	(379)

Investing activities:
Repayments received on ESOP loan	302	188
Cash advanced to subsidiary	(34,800)	-

Net cash (used in) provided by investing activities	(34,498)	188

Financing activities:
Purchase of common stock for ESOP	(3,089)	-
Issuance of common stock	38,702	-
Cancellation of treasury stock	31,625	-
Cash dividends paid	(571)	-

Net cash provided by financing activities	66,667	-

Net increase (decrease) in cash and cash equivalents	31,666	(191)

Cash and cash equivalents, beginning of year	63	254

Cash and cash equivalents, end of year	$31,729	$63

16.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the years ended September 30, 2014 and 2013 is as follows:

	September 30, 2014				September 30, 2013
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr
		(In thousands)				(In thousands)

Interest income	$4,069	$4,085	$4,136	$4,175	$4,397	$4,253	$4,126	$3,997
Interest expense	905	852	826	818	1,220	1,139	1,037	948
Net interest income	3,164	3,233	3,310	3,357	3,177	3,114	3,089	3,049
(Recoveries) Provision for loan losses	0	0	0	240	0	0	0	(500)
Net interest income after provision for loan losses	3,164	3,233	3,310	3,117	3,177	3,114	3,089	3,549
Non-interest income	161	413	194	343	224	199	1,077	283
Non-interest expense	2,803	2,954	2,756	2,952	2,778	3,113	2,717	2,651
Income before income tax expense	522	692	748	508	623	200	1,449	1,181
Income tax expense	184	157	227	122	351	186	764	397
Net income	$338	$535	$521	$386	$272	$14	$685	$784

Per share:
Earnings per share - basic	$0.04	$0.06	$0.06	$0.04	$0.04	$-	$0.07	$0.08
Earnings per share - diluted	$0.04	$0.06	$0.06	$0.03	$0.04	$-	$0.07	$0.08
Dividends per share	$-	$-	$0.03	$0.03	$-	$-	$-	$-

Due to rounding, the sum of the earnings per share in individual quarters may differ from reported amounts.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations and are operating in an effective manner.

Management’s Report of Internal Control over Financial Reporting. Management is responsible for designing, implementing, documenting, and maintaining an adequate system of internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934.  An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:

●	maintain records that accurately reflect the Company’s transactions;
●	prepare financial statement and footnote disclosures in accordance with U.S. GAAP that can be relied upon by external users; and
●	prevent and detect unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of September 30, 2014.  Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

SR Snodgrass, P.C., a registered public accounting firm, has audited the effectiveness of the Company’s internal controls over financial reporting as stated in their report which is included herein.

/s/ Thomas A. Vento	/s/ Joseph R. Corrato
Thomas A. Vento	Joseph R. Corrato
President and Chief Executive Officer	Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

Changes in Internal Controls over Financial Reporting. No change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth  fiscal quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 9, 2015, which will be filed with the Securities and Exchange Commission on or about December 30, 2014 (“Definitive Proxy Statement”).

The Company has adopted a code of ethics policy, which applies to its principal executive officer, principal financial officer, principal accounting officer, as well as its directors and employees generally. The Company will provide a copy of its code of ethics to any person, free of charge, upon request. Any requests for a copy should be made to the shareholder relations administrator, Prudential Bancorp, Inc.,  1834 West Oregon Avenue, Philadelphia, Pennsylvania 19145.  In addition, a copy of the Code of Ethics is available at the Company’s website at www.prudentialsavingsbank.com.

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

Equity Compensation Plan Information.  The following table provides information as of September 30, 2014 with respect to shares of common stock that may be issued under the existing equity compensation plans, which consist of the 2008 Stock Option Plan and 2008 Recognition and Retention Plan, both of which were approved by the Company’s shareholders. The share amounts set forth below have been adjusted for the exchange of shares in connection with the second-step conversion  completed on October 9, 2013, at an exchange ratio of 0.9442 of Company common stock for each share of Old Prudential Bancorp held by other than the MHC.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	568,126	(1)	$10.45	(1)	3,737
Equity compensation plans not approved by security holders	--		-----		--
Total	568,126		$10.45		3,737

(1)	Includes 38,055 shares subject to restricted stock grants which were not vested as of September 30, 2014. The weighted average exercise price excludes such restricted stock grants.

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

Item 14. Principal Accounting Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal Three) – Audit Fees” in the Definitive Proxy Statement.

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

10.14	Amended and Restated Employment Agreement between Prudential Savings Bank and Salvatore Fratanduano (9)*
10.15	Employment Agreement between Prudential Savings Bank and Jack Rothkopf (1)*
10.16	Endorsement Split Dollar Insurance Agreement dated May 14, 2014 between Jeffrey T. Hanuscin and Prudential Savings Bank (10)*
10.17
Agreement, dated August 29, 2014, by and among Prudential Bancorp, Inc., Prudential Savings Bank, Seidman and Associates L.L.C., Seidman Investment Partnership, L.P., Seidman Investment Partnership II, L.P., Seidman Investment Partnership III, L.P., Broad Park Investors, CBPS, L.L.C., 2514 Multi-Strategy Fund, L.P., Veteri Place Corporation, Sonia Seidman, an individual, Lawrence B. Seidman, an individual, and Dennis Pollack, an individual (11)

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

(7)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania dated August 28, 2012 and filed with the SEC on August 31, 2012 (SEC File No. 000-51214).

(8)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania dated April 18, 2012 and filed with the SEC on April 19, 2012 (SEC File No. 000-51214).

(9)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated April 16, 2014 and filed with the SEC on April 21, 2014 (SEC File No. 000-55084).

(10)
Incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 of Prudential Bancorp, Inc. filed with the SEC on August 14, 2014 (SEC File No. 000-55084).

(11)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated August 29, 2014 and filed with the SEC on August 29, 2014 (SEC File No. 000-55084).

(b)           Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)           Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential Bancorp, Inc.
	By:	/s/ Thomas A. Vento
December 15, 2014		Thomas A. Vento President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ THOMAS A. VENTO	December 15, 2014
Thomas A. Vento
Chairman of the Board, President and Chief Executive Officer

/S/ JOSEPH R. CORRATO	December 15, 2014
Joseph R. Corrato
Director, Executive Vice President, Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)

/S/ JEROME R. BALKA, ESQ	December 15, 2014
Jerome R. Balka, Esq.
Director

/S/ A. J. FANELLI	December 15, 2014
A. J. Fanelli
Director

/S/ JOHN C. HOSIER	December 15, 2014
John C. Hosier
Director

/S/ BRUCE E. MILLER	December 15, 2014
Bruce E. Miller
Director

/S/ FRANCIS V. MULCAHY	December 15, 2014
Francis V. Mulcahy
Director

/S/ DENNIS POLLACK	December 15, 2014
Dennis Pollack
Director