Form 10-K/A
period 2014-09-30
PRUDENTIAL BANCORP, INC.
filed 2015-01-30
CIK 1578776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended SEPTEMBER 30, 2014

-or-

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 000-55084

PRUDENTIAL BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	46-2935427 (IRS Employer Identification No.)

1834 WEST OREGON AVENUE
PHILADELPHIA, PENNSYLVANIA	19145
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number: (including area code) (215) 755-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock (par value $0.01 per share)	The Nasdaq Stock Market, LLC

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $10.65 on March 31, 2014, the last business day of the Registrant’s second quarter was approximately $87.6 million (9,544,809 shares outstanding less approximately 1.32 million shares held by affiliates at $10.65 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

As of the close of business on December 2, 2014, there were 9,386,909 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Registrant's Annual Report on Form 10-K amends the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2014 originally filed with the Securities and Exchange Commission on December 15, 2014 (“Initial Filing”). The Registrant is filing the Amendment to correct certain inadvertent errors contained in Note 6 (on pages 84, 85 and 86 of the Initial Filing) primarily related to the transposition of two tables in the Registrant’s consolidated financial statements for the fiscal year ended September 30, 2014 set forth as Item 8 in the Initial Filing. Except as described in this Explanatory Note, no other changes have been made to the Initial Filing and the Amendment does not amend or update any other information set forth in the Initial Filing.

i

Prudential Bancorp, Inc. and Subsidiaries
FORM 10-K/A INDEX
For the Fiscal Year Ended September 30, 2014

		Page

PART II

Item 8.	Financial Statements and Supplementary Data	1

PART IV

Item 15.	Exhibits and Financial Statement Schedules	52

	Signatures

ii

Item 8.  Financial Statements on Supplementary Data

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

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss for the year ended September 30, 2014 and 2013:

	Year Ended September 30,
	2014	2013
	Amount Reclassified	Amount Reclassified
	from Accumulated	from Accumulated	Affected Line Item in
	Other	Other	the Statement Where
	Comprehensive	Comprehensive	Net Income is
Details about other comprehensive income	Income (a)	Income (a)	Presented

Unrealized gains on available for sale securities
Reclassification for net gains in net income	$416	$868	Gain on sale of mortgage-backed securities available-for-sale, net
Tax effect	(138)	(296)	Income taxes
Reclassification adjustment for other than temporary impairment losses	(16)	(32)	Total other-than-temporary impairment losses
Tax effect	5	11	Income taxes
Comprehensive income	$267	$551

(a) Amounts in parentheses indicate debits to net income

5.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,987	$-	$(1,143)	$17,844
Mortgage-backed securities - U.S. government agencies	40,269	188	(554)	39,903
Total debt securities available for sale	59,256	188	(1,697)	57,747

FHLMC preferred stock	6	64	-	70

Total securities available for sale	$59,262	$252	$(1,697)	$57,817

Securities Held to Maturity:
U.S. government and agency obligations	$66,919	$502	$(3,270)	$64,151
Mortgage-backed securities - U.S. government agencies	13,921	1,130	(110)	14,941

Total securities held to maturity	$80,840	$1,632	$(3,380)	$79,092

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,986	$-	$(1,727)	$17,259
Mortgage-backed securities - U.S. government agencies	21,433	230	(704)	20,959
Mortgage-backed securities - non-agency	3,319	301	(90)	3,530
Total debt securities	43,738	531	(2,521)	41,748

FHLMC preferred stock	6	27	-	33

Total securities available for sale	$43,744	$558	$(2,521)	$41,781

Securities Held to Maturity:
U.S. government and agency obligations	$66,934	$559	$(4,855)	$62,638
Mortgage-backed securities - U.S. government agencies	16,798	1,222	(76)	17,944

Total securities held to maturity	$83,732	$1,781	$(4,931)	$80,582

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2013:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$10,754	$10,754	$11,349
Multi-family residential	-	-	383	383	383
Commercial real estate	-	-	2,776	2,776	2,776
Construction and land development	-	-	1,205	1,205	1,205
Total Loans	$-	$-	$15,118	$15,118	$15,713

The following tables present the average investment in impaired loans and related interest income recognized for the periods indicated:

	September 30, 2014
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$10,802	$305	$53
Multi-family residential	376	26	-
Commercial Real Estate	2,585	70	19
Construction and Land Development	3,582	247	-
Total	$17,345	$648	$72

	September 30, 2013
	Average	Income	Income
	Recorded	Recognized on	Recognized on
	Investment	Accrual Basis	Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$13,308	$400	$82
Multi-family residential	647	46	-
Commercial Real Estate	5,063	218	33
Construction and Land Development	1,518	108	-
Total	$20,536	$772	$115

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

The following tables present loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status:

	September 30, 2014
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$270,692	$-	$270,692
Consumer	280	-	280
Total Loans	$270,972	$-	$270,972

	September 30, 2013
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$260,037	$-	$260,037
Consumer	343	-	343
Total Loans	$260,380	$-	$260,380

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
34

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

(3)	The following exhibits are filed as part of this Form 10-K/A (Amendment No. 1), and this list includes the Exhibit Index.

Exhibit No.	Description
23.1	Consent of SR Snodgrass, P.C.
31.1	Section 1350 Certification of the Chief Executive Officer
31.2	Section 1350 Certification of the Chief Financial Officer
32.0	Section 906 Certification
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

(b)           Exhibits

               The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)           Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential Bancorp, Inc.
January 30, 2015	By:	/s/ Thomas A. Vento
Thomas A. Vento President and Chief Executive Officer

January 30, 2015	By:	/s/ JOSEPH R. CORRATO
Joseph R. Corrato Executive Vice President, Chief Financial Officer and Chief Accounting Officer