Form 10-Q
period 2014-12-31
PRUDENTIAL BANCORP, INC.
filed 2015-02-09
CIK 1578776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-55084

Prudential Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	46-2935427
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1834 Oregon Avenue Philadelphia, Pennsylvania	19145 Zip Code
(Address of Principal Executive Offices)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of January 30, 2015, 9,544,809 shares were issued and 9,303,499 outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	December 31,	September 30,
	2014	2014
	(Dollars in Thousands,
ASSETS	Except Per Share Data)

Cash and amounts due from depository institutions	$2,248	$2,025
Interest-bearing deposits	30,949	43,357

Total cash and cash equivalents	33,197	45,382

Investment and mortgage-backed securities available for sale (amortized cost— December 31, 2014, $62,168; September 30, 2014, $59,262)	61,459	57,817
Investment and mortgage-backed securities held to maturity (fair value— December 31, 2014, $79,779; September 30, 2014, $79,092)	80,207	80,840
Loans receivable—net of allowance for loan losses (December 31, 2014, $2,500; September 30, 2014, $2,425)	332,233	321,063
Accrued interest receivable	1,851	1,748
Real estate owned	344	360
Federal Home Loan Bank stock—at cost	359	1,221
Office properties and equipment—net	1,415	1,331
Bank owned life insurance	12,467	12,377
Prepaid expenses and other assets	2,617	2,213
Deferred tax asset-net	933	1,131
TOTAL ASSETS	$527,082	$525,483

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$2,578	$2,327
Interest-bearing	388,864	388,698
Total deposits	391,442	391,025
Advances from Federal Home Loan Bank	340	340
Accrued interest payable	16	1,486
Advances from borrowers for taxes and insurance	2,306	1,240
Accounts payable and accrued expenses	4,847	1,967

Total liabilities	398,951	396,058

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 9,544,809 issued and 9,366,909 outstanding at December 31, 2014 and 9,544,809 issued and outstanding at September 30, 2014	95	95
Additional paid-in capital	94,456	94,397
Unearned Employee Stock Option Plan shares	(5,208)	(5,302)
Treasury stock, at cost: 177,900 shares at December 31, 2014	(2,163)	-
Retained earnings	41,419	41,188
Accumulated other comprehensive loss	(468)	(953)

Total stockholders’ equity	128,131	129,425

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$527,082	$525,483

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2014	2013
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME:
Interest on loans	$3,257	$3,138
Interest on mortgage-backed securities	416	329
Interest and dividends on investments	548	548
Interest on interest-bearing assets	19	54

Total interest income	4,240	4,069

INTEREST EXPENSE:
Interest on deposits	901	905

Total interest expense	901	905

NET INTEREST INCOME	3,339	3,164

PROVISION FOR LOAN LOSSES	75	-

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,264	3,164

NON-INTEREST INCOME:
Fees and other service charges	101	100
Gain on sale of loans, net	138	-
Total other-than-temporary impairment losses	-	(7)
Portion of loss recognized in other comprehensive income, before taxes	-	-
Net impairment losses recognized in earnings	-	(7)
Income from bank owned life insurance	90	48
Other	21	20

Total non-interest income	350	161

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,665	1,550
Data processing	106	107
Professional services	276	237
Office occupancy	147	93
Depreciation	76	82
Payroll taxes	84	77
Director compensation	86	85
Deposit insurance	68	99
Real estate owned expense	25	35
Advertising	30	85
Other	363	353
Total non-interest expense	2,926	2,803

INCOME BEFORE INCOME TAXES	688	522

INCOME TAXES:
Current expense	269	155
Deferred (benefit) expense	(52)	29

Total income tax expense	217	184

NET INCOME	$471	$338

BASIC EARNINGS PER SHARE	$0.05	$0.04

DILUTED EARNINGS PER SHARE	$0.05	$0.04

DIVIDENDS PER SHARE	$0.03	$0.00

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended December 31,
	2014	2013

	(Dollars in Thousands)
Net income	$471	$338

Unrealized holding gains (losses) on available-for-sale securities	735	(536)
Tax effect	(250)	182
Reclassification adjustment for other-than-temporary impairment losses on debt securities	-	7
Tax effect	-	(2)

Total other comprehensive income (loss)	485	(349)

Comprehensive Income (Loss)	$956	$(11)

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Stock	Earnings	Loss	Equity
	(Dollars in Thousands, Except Per Share Data)

BALANCE, OCTOBER 1, 2014	$95	$94,397	$(5,302)	$-	$41,188	$(953)	$129,425

Net income					471		471

Other comprehensive income						485	485

Dividends paid ($0.03 per share)					(240)		(240)

Excess tax benefit from stock compensation plans		10					10

Purchase of treasury stock (177,900 shares)				(2,163)			(2,163)

Stock option expense		21					21

Recognition and Retention Plan expense		14					14

ESOP shares committed to be released (8,909 shares)		14	94				108

BALANCE, DECEMBER 31, 2014	$95	$94,456	$(5,208)	$(2,163)	$41,419	$(468)	$128,131

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Stock	Earnings	Loss	Equity
	(Dollars in Thousands, Except Per Share Data)

BALANCE, OCTOBER 1, 2013	$118	$55,297	$(2,565)	$(31,625)	$39,979	$(1,292)	$59,912

Net income					338		338

Other comprehensive loss						(349)	(349)

Second-step conversion offering	(23)	38,725		31,625			70,327

Excess tax benefit from stock compensation plans		47					47

Stock option expense		71					71

Recognition and Retention Plan expense		77					77

ESOP shares committed to be released (5,339 shares)		2	56				58

BALANCE, DECEMBER 31, 2013	$95	$94,219	$(2,509)	$-	$40,317	$(1,641)	$130,481

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2014	2013
OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income	$471	$338
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation	76	82
Net accretion of premiums/discounts	(50)	(46)
Provision for loan losses	75	-
Net amortization of deferred loan fees and costs	72	37
Impairment charge on investment and mortgage-backed securities	-	7
Share-based compensation expense	35	148
Income from bank owned life insurance	(90)	(48)
Gain from sale of loans	(138)	-
Originations of loans held for sale	(2,400)	-
Proceeds from sale of loans held for sale	2,538	-
Compensation expense of ESOP	108	58
Deferred income tax expense	(52)	29
Changes in assets and liabilities which used cash:
Accrued interest receivable	(103)	(47)
Prepaid expenses and other assets	(404)	(4,463)
Accrued interest payable	(1,470)	(1,649)
Accounts payable and accrued expenses	2,880	1,161
Net cash provided by (used in) operating activities	1,548	(4,393)
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(4,079)	(2,421)
Loans originated or acquired	(33,552)	(29,425)
Principal collected on loans	22,235	14,290
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	644	761
Available-for-sale	1,211	1,065
Proceeds from redemption of FHLB stock	862	-
Proceeds from sale of real estate owned	16	-
Purchases of equipment	(160)	(38)
Net cash used in investing activities	(12,823)	(15,768)
FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, and savings accounts	2,412	(3,113)
Redemption of funds held in escrow relating to second-step conversion	-	(145,675)
Net decrease in certificates of deposit	(1,995)	(4,990)
Increase in advances from borrowers for taxes and insurance	1,066	987
Cash dividends paid	(240)	-
Issuance of common stock relating to second-step conversion	-	38,702
Cancelation of treasury stock	-	31,625
Purchase of treasury stock	(2,163)	-
Excess tax benefit related to stock compensation plans	10	47
Net cash used in financing activities	(910)	(82,417)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,185)	(102,578)

CASH AND CASH EQUIVALENTS—Beginning of period	45,382	158,984

CASH AND CASH EQUIVALENTS—End of period	$33,197	$56,406
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$2,371	$2,554

Income taxes paid	$200	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$-	$-

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Organization –On October 9, 2013, Prudential Mutual Holding Company (“MHC”) and Prudential Bancorp of Pennsylvania, Inc. (“Old Prudential”), the Pennsylvania-chartered mid-tier holding company for Prudential Savings Bank (the “Bank”), completed a reorganization and conversion (the “second-step conversion”), pursuant to which Prudential Bancorp, Inc., a new Pennsylvania corporation (“Prudential” or the “Company”), became the holding company for the Bank and MHC and Old Prudential ceased to exist. In connection with the second-step conversion, 7,141,602 shares of common stock, par value $0.01 per share, of Prudential were sold in a subscription offering to certain depositors of the Bank for $10 per share or in the aggregate (the “Offering”), and 2,403,207 shares of common stock were issued in exchange for the outstanding shares of common stock of Old Prudential, which were held by the “public” shareholders of Old Prudential. Each share of common stock of Old Prudential was converted into right to receive 0.9442 shares of common stock of the Company in the second step conversion. As a result of the second-step conversion, the former MHC and Old Prudential were merged in the Company and 2,540,255 (pre-conversion) treasury shares were cancelled.

The Bank is a community-oriented Pennsylvania-chartered savings bank headquartered in South Philadelphia. The banking office network currently consists of the headquarters and main office and seven full-service branch offices. Six of the banking offices are located in Philadelphia (Philadelphia County), and one is in Drexel Hill, Delaware County, Pennsylvania and the remaining branch is located in Chalfont, Bucks County, Pennsylvania. The Bank maintains ATMs at six of the banking offices. The Bank also provides on-line and mobile banking services.

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

Basis of presentation –The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential Bancorp, Inc. and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014.

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

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. During the three month period ended December 31, 2014, the Company repurchased 177,900 shares at an approximate total cost of $2.2 million.

FHLB Stock – FHLB stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale. FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration. Management concluded that the FHLB stock was not impaired at December 31, 2014.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This ASU is not expected to have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -Going Concern (Subtopic 205-40). The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are first effective for the annual period ending after December 15, 2016, and for annual periods and interim periods within such annual periods thereafter. Early application is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in annual periods and interim periods within those annual periods beginning after December 15, 2015. This ASU is not expected to have a significant impact on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement –Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended December 31,

	2014		2013
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$471	$471	$338	$338
Weighted average shares outstanding	8,850,963	8,850,963	9,224,496	9,224,496
Effect of common stock equivalents	-	390,683	-	262,234
Adjusted weighted average shares used in earnings per share computation	8,850,963	9,241,646	9,224,496	9,486,730
Earnings per share - basic and diluted	$0.05	$0.05	$0.04	$0.04

All options outstanding as of December 31, 2014 had exercise prices below the then current market price and were considered dilutive for the earnings per share calculation. As of December 31, 2013 there were 383,016 shares of common stock subject to options with an exercise price greater than the then current market and which were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The exercise price for the stock options representing the anti-dilutive shares as December 31, 2013 was $11.83.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive loss by component, net of tax:

	Three Months Ended December 31,
	2014	2013
	(Dollars in Thousands)

	Unrealized gains (losses)	Unrealized gains (losses)
	on available for sale	on available for sale
	securities (a)	securities (a)
Beginning Balance	$(953)	$(1,292)
Other comprehensive income (loss) before reclassification	485	(354)
Amount reclassified from accumulated other comprehensive income	-	5
Total other comprehensive income (loss)	485	(349)
Ending Balance	$(468)	$(1,641)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014	2013
	Amount Reclassified	Amount Reclassified
	from Accumulated	from Accumulated	Affected Line Item in
	Other	Other	the Statement Where
	Comprehensive	Comprehensive	Net Income is
Details about other comprehensive income	Loss (a)	Loss (a)	Presented
	(Dollars in Thousands)

Unrealized gains on available for sale securities	$-	$(7)	Net impairment losses recognized in earnings
	-	2	Income taxes
	$-	$(5)	Net of tax

(a) Amounts in parentheses indicate debits to net income.

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,987	$-	$(653)	$18,334
Mortgage-backed securities - U.S. government agencies	43,175	190	(295)	43,070
Total debt securities available for sale	62,162	190	(948)	61,404

FHLMC preferred stock	6	49	-	55

Total securities available for sale	$62,168	$239	$(948)	$61,459

Securities Held to Maturity:
U.S. government and agency obligations	$66,920	$528	$(1,955)	$65,493
Mortgage-backed securities - U.S. government agencies	13,287	1,049	(50)	14,286

Total securities held to maturity	$80,207	$1,577	$(2,005)	$79,779

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,987	$-	$(1,143)	$17,844
Mortgage-backed securities - U.S. government agencies	40,269	188	(554)	39,903
Total debt securities available for sale	59,256	188	(1,697)	57,747

FHLMC preferred stock	6	64	-	70

Total securities available for sale	$59,262	$252	$(1,697)	$57,817

Securities Held to Maturity:
U.S. government and agency obligations	$66,919	$502	$(3,270)	$64,151
Mortgage-backed securities - U.S. government agencies	13,921	1,130	(110)	14,941

Total securities held to maturity	$80,840	$1,632	$(3,380)	$79,092

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at December 31, 2014:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
			(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$-	$-	$(653)	$18,334	$(653)	$18,334
Mortgage-backed securities - U.S. government agencies	(136)	18,573	(159)	11,284	(295)	29,857
Total securities available for sale	(136)	18,573	(812)	29,618	(948)	48,191

Securities Held to Maturity:
U.S. government and agency obligations	(41)	6,443	(1,914)	50,528	(1,955)	56,971
Mortgage-backed securities - U.S. government agencies	-	-	(50)	4,436	(50)	4,436

Total securities held to maturity	(41)	6,443	(1,964)	54,964	(2,005)	61,407

Total	$(177)	$25,016	$(2,776)	$84,582	$(2,953)	$109,598

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at September 30, 2014:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
			(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$-	$-	$(1,143)	$17,843	$(1,143)	$17,843
Mortgage-backed securities - agency	(184)	16,437	(370)	13,303	(554)	29,740
Total securities available for sale	(184)	16,437	(1,513)	31,146	(1,697)	47,583

Securities Held to Maturity:
U.S. government and agency obligations	(73)	6,408	(3,197)	49,243	(3,270)	55,651
Mortgage-backed securities - agency	-	-	(110)	4,542	(110)	4,542

Total securities held to maturity	(73)	6,408	(3,307)	53,785	(3,380)	60,193

Total	$(257)	$22,845	$(4,820)	$84,931	$(5,077)	$107,776

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

The Company assesses whether a credit loss exists with respect to a security by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery has occurred, or (3) it does not expect to recover the entire amortized cost basis of the security. The Company bifurcates the OTTI impact on impaired securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings.  The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI, with the amortized cost basis of the debt security.  The Company uses the cash flows expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the security and other factors, then applies a discount rate equal to the effective yield of the security.  The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss.  The fair market value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the particular security.  The difference between the fair  value and the security’s remaining amortized cost is recognized in other comprehensive income (loss).

During the three months ended December 31, 2014, the Company did not record any credit losses on investment securities through either earnings or in comprehensive income (loss).

The following is a rollforward for the three months ended December 31, 2013 of the amounts recognized in earnings related to credit losses on securities on which the Company has recorded OTTI charges through earnings and comprehensive income (loss).

Three Months Ended
December 31, 2013
(Dollars in Thousands)
Credit component of OTTI as of October 1, 2013	$1,599

Additions for credit-related OTTI charges on previously unimpaired securities	-

Additional increase as a result of impairment charges recognized on investments for which an OTTI charge was previously recognized	7

Credit component of OTTI as of December 31, 2013	$1,606

The Company sold the remaining portfolio of non-agency collateralized mortgage obligations during the three month period ended September 30, 2014.

U.S. Government Agency Obligations - The Company’s investments reflected in the tables above in U.S. Government agency notes consist of debt obligations of the FHLB and Federal Farm Credit System (“FFCS”).  These securities are typically rated AAA by one of the internationally recognized credit rating services.  At December 31, 2014, U.S. Government and agency obligations in a gross unrealized loss for less than 12 months consisted of four securities.   There were 27 securities in a gross unrealized loss for more than 12 months at such date.   The unrealized losses on these debt securities relate principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not a result of a projected shortfall of cash flows.   The Company anticipates it will recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

U.S. Agency Issued Mortgage-Backed Securities - At December 31, 2014, there were 10 securities in a gross unrealized loss for less than 12 months  while there were nine securities in a gross unrealized loss for more than 12 months at such date.   These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The maturity table below excludes mortgage-backed securities because the contractual maturities are not indicative of actual maturities due to significant prepayments.

	December 31, 2014
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one through five years	3,999	4,309	-	-
Due after five through ten years	12,481	12,343	3,998	3,877
Due after ten years	50,440	48,841	14,989	14,457

Total	$66,920	$65,493	$18,987	$18,334

During both three month periods ended December 31, 2014 and 2013, no securities were sold.

5.        LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,	September 30,
	2014	2014
	(Dollars in Thousands)
One-to-four family residential	$281,762	$282,637
Multi-family residential	5,759	7,174
Commercial real estate	26,752	16,113
Construction and land development	33,093	22,397
Commercial business	685	1,976
Consumer	375	399

Total loans	348,426	330,696

Undisbursed portion of loans-in-process	(15,999)	(9,657)
Deferred loan costs	2,306	2,449
Allowance for loan losses	(2,500)	(2,425)

Net loans	$332,233	$321,063

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at December 31, 2014:

	One- to-four family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,492	51	216	493	5	4	239	2,500
Total ending allowance balance	$1,492	$51	$216	$493	$5	$4	$239	$2,500

Loans:
Individually evaluated for impairment	$10,530	$363	$3,765	$7,560	$-	$-		$22,218
Collectively evaluated for impairment	271,232	5,396	22,987	25,533	685	375		326,208
Total loans	$281,762	$5,759	$26,752	$33,093	$685	$375		$348,426

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at September 30, 2014:

	One- to-four family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,663	67	122	323	15	4	231	2,425
Total loans	$1,663	$67	$122	$323	$15	$4	$231	$2,425

Loans:
Individually evaluated for impairment	$10,436	$368	$3,777	$7,399	$-	$-	$-	$21,980
Collectively evaluated for impairment	272,201	6,806	12,336	14,998	1,976	399	-	308,716
Total loans	$282,637	$7,174	$16,113	$22,397	$1,976	$399	$-	$330,696

The loan portfolio is segmented at a level that allows management to monitor both risk and performance.  Management evaluates for potential impairment all construction loans, commercial real estate and commercial business loans and all loans 90 plus days delinquent as to principal and/or interest.   Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

Once the determination is made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is generally measured by comparing the recorded investment in the loan to the fair value of the loan using one of the following three methods:  (a) the present value of the expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. Management primarily utilizes the fair value of collateral method as a practically expedient alternative.  On collateral method evaluations, any portion of the loan deemed uncollectible is charged-off against the loan loss allowance.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of December 31, 2014:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$10,530	$10,530	$11,229
Multi-family residential	-	-	363	363	363
Commercial real estate	-	-	3,765	3,765	3,765
Construction and land development	-	-	7,560	7,560	7,560
Total Loans	$-	$-	$22,218	$22,218	$22,917

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of September 30, 2014:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$10,436	$10,436	$11,135
Multi-family residential	-	-	368	368	368
Commercial real estate	-	-	3,777	3,777	3,777
Construction and land development	-	-	7,399	7,399	7,399
Total Loans	$-	$-	$21,980	$21,980	$22,679

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended December 31, 2014
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$10,526	$139	$35
Multi-family residential	365	64	-
Commercial real estate	3,771	52	11
Construction and land development	7,479	104	-
Total Loans	$22,141	$359	$46

	Three Months Ended December 31, 2013
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$10,655	$71	$21
Multi-family residential	382	7	-
Commercial real estate	2,384	10	7
Construction and land development	1,205	23	-
Total Loans	$14,626	$111	$28

Federal regulations and our policy require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated an internal asset classification system, consistent with Federal banking regulations, as a part of its credit monitoring system. Management currently classifies problem and potential problem assets as “special mention”, “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

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

	December 31, 2014
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$1,211	$1,115	$8,205	$10,530
Multi-family residential	5,396	-	363	5,759
Commercial real estate	23,871	-	2,881	26,752
Construction and land development	25,533	-	7,560	33,093
Commercial business	685	-	-	685
Consumer Loans	-	-	-	-
Total Loans	$56,695	$1,115	$19,009	$76,816

	September 30, 2014
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$-	$1,509	$10,436	$11,945
Multi-family residential	6,806	-	368	7,174
Commercial real estate	11,347	989	3,777	16,113
Construction and land development	14,998	-	7,399	22,397
Commercial business	1,976	-	-	1,976
Consumer	-	119	-	119
Total Loans	$35,127	$2,617	$21,980	$59,724

The Company evaluates the classification of one-to-four family residential and consumer loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular single-family residential loan, the loan is downgraded following the above definitions of special mention, substandard, doubtful and loss.

The following table represents loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status. Non-performing loans consist of those loans included in the table greater than 90 days past due, that do not have a designated risk rating.

	December 31, 2014
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$270,117	$-	$270,117
Consumer	375	-	375
Total Loans	$270,492	$-	$270,492

	September 30, 2014
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$270,692	$-	$270,692
Consumer	280	-	280
Total Loans	$270,972	$-	$270,972

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following table presents the loan categories of the loan portfolio summarized by the aging categories of performing and delinquent loans and nonaccrual loans:

	December 31, 2014
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$277,674	$687	$3,401	$-	$687	$281,762	$4,848
Multi-family residential	5,759	-	-	-	-	5,759	-
Commercial real estate	26,752	-	-	-	-	26,752	873
Construction and land development	33,093	-	-	-	-	33,093	-
Commercial business	685	-	-	-	-	685	-
Consumer	375	-	-	-	-	375	-
Total Loans	$344,338	$687	$3,401	$-	$687	$348,426	$5,721

	September 30, 2014
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$278,716	$475	$3,446	$-	$475	$282,637	$5,002
Multi-family residential	7,174	-	-	-	-	7,174	-
Commercial real estate	16,113	-	-	-	-	16,113	877
Construction and land development	22,397	-	-	-	-	22,397	-
Commercial business	1,976	-	-	-	-	1,976	-
Consumer	399	-	-	-	-	399	-
Total Loans	$326,775	$475	$3,446	$-	$475	$330,696	$5,879

The allowance for loan losses is established through a provision for loan losses charged to expense. The Company maintains the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses no less than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio in view of these inherent losses. For each primary type of loan, a loss factor is established reflecting an estimate of the known and inherent losses in such loan type contained in the portfolio using both a quantitative analysis as well as consideration of qualitative factors. The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the Company’s loans, the value of collateral securing the loans, the borrowers’ ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

Commercial real estate loans entail significant additional credit risks compared to one-to-four family residential mortgage loans, as they generally involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is also the primary occupant, and thus may be subject to a greater extent to the effects of adverse conditions in the real estate market and in the economy in general. Commercial business loans typically involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. These events may adversely affect both the borrowers as well as the value of the collateral property.

The following table summarizes the primary segments of the allowance for loan losses. Activity in the allowance is presented for the three month periods ended December 31, 2014 and 2013:

	Three Months Ended December 31, 2014
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2014	$1,663	$67	$122	$323	$15	$4	$231	$2,425
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision	(171)	(16)	94	170	(10)	-	8	75
ALLL balance at December 31, 2014	$1,492	$51	$216	$493	$5	$4	$239	$2,500

	Three Months Ended December 31, 2013
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2013	$1,384	$22	$70	$653	$4	$2	$218	$2,353
Charge-offs	(10)	-	-	-	-	-	-	(10)
Recoveries	10	-	-	-	-	-	-	10
Provision	(82)	4	(19)	104	-	(1)	(6)	-
ALLL balance at December 31, 2013	$1,302	$26	$51	$757	$4	$1	$212	$2,353

The decrease in the provision related to the construction and land development loan category was due mainly to a decrease in the historical loss factor. This decrease was a direct result of prior period charge-offs that fell beyond the three year period utilized for this component.

There was no loans classified troubled debt restructurings (“TDRs”) during the three months ended December 31, 2014 and one single-family residential loan totaling $1.5 million during the three months ended December 31, 2013.

At December 31, 2014, the Company had eight loans classified as TDRs aggregating $3.9 million, consisting two single-family real estate loans which amounted to $1.6 million and six commercial real estate loans which amounted to $2.3 million. Of these loans, one single-family real estate loan totaling $1.4 million and one commercial real estate loan totaling $873,000 were determined to be non-performing since they have not yet performed under the new term for six consecutive months. All TDR’s with the exception of one commercial real estate loan totaling $884,000 were classified as “substandard” as of December 31, 2014.

No TDRs defaulted during the three month periods ended December 31, 2014 or 2013 that were restructured in the twelve months proceeding the periods presented.

6.	DEPOSITS

Deposits consist of the following major classifications:

	December 31,		September 30,
	2014		2014

	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$66,354	17.0%	$64,665	16.5%
Interest-bearing checking accounts	38,496	9.8	38,119	9.8
Non-interest bearing checking accounts	2,578	0.7	2,327	0.6
Passbook, club and statement savings	73,370	18.7	73,275	18.8
Certificates maturing in six months or less	27,730	7.1	48,359	12.4
Certificates maturing in more than six months	182,914	46.7	164,280	41.9

Total	$391,442	100.0%	$391,025	100.0%

Certificates of $100,000 and over totaled $94.0 million as of December 31, 2014 and $90.7 million as of September 30, 2014.

7.	INCOME TAXES

    Items that gave rise to significant portions of deferred income taxes are as follows:

	December 31,	September 30,
	2014	2014
Deferred tax assets:	(Dollars in Thousands)
Allowance for loan losses	$1,148	$1,123
Nonaccrual interest	104	125
Accrued vacation	111	108
Capital loss carryforward	1,204	1,211
Impairment loss	6	-
Split dollar life insurance	20	20
Post-retirement benefits	135	137
Unrealized loss on available for sale securities	241	491
Employee benefit plans	404	382

Total deferred tax assets	3,373	3,597
Valuation allowance	(1,210)	(1,211)
Total deferred tax assets, net of valuation allowance	2,163	2,386

Deferred tax liabilities:
Property	445	422
Deferred loan fees	785	833

Total deferred tax liabilities	1,230	1,255

Net deferred tax asset	$933	$1,131

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be realized through a carry back to taxable income in prior years or future reversals of existing taxable temporary differences, and/or to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of the mutual fund and the subsequent impairment charge on the assets acquired through the redemption in kind are considered a capital loss and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The valuation allowance totaled $1.2 million at December 31, 2014.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations as a component of income tax expense. As of December 31, 2014, the Internal Revenue Service had conducted an audit of the Company’s federal tax return for the year ended September 30, 2010, and no adverse findings were reported. The Company’s federal and state income tax returns for taxable years through September 30, 2010 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

8.	STOCK COMPENSATION PLANS

The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The ESOP purchased 427,057 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005. The ESOP purchased an additional 255,564 shares during December 2013 and an additional 30,100 shares at the beginning January 2014, of the Company’s stock for an aggregate cost of approximately $3.1 million. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of December 31, 2014, the ESOP held 697,301 shares and the Company had allocated a total of 222,510 shares from the suspense account to participants. For the three months ended December 31, 2014, the Company recognized $108,000 in compensation expense related to the ESOP.

The Company maintains a Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the RRP Trust purchased 213,528 shares (on a converted basis) of the Company’s common stock in the open market for approximately $2.5 million, at an average purchase price per share of $11.49. The Company made sufficient contributions to the RRP Trust to fund these purchases. No additional purchases of shares are expected to be made by the RRP Trust under this plan. As of December 31, 2014, all the shares had been awarded as part of the RRP. Shares subject to awards under the RRP generally vest at the rate of 20% per year over five years. As of December 31, 2014, 175,473 (on a converted basis) of the awarded shares had become fully vested.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three months ended December 31, 2014, $21,000 was recognized in compensation expense for the RRP and a tax benefit of $7,000 was recognized during this period.  During the three months ended December 31, 2013, $117,000 was recognized in compensation expense for the RRP and a tax benefit of $40,000 was recognized during this period.  At December 31, 2014, approximately $225,000 in additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the three months ended December 31, 2014 and 2013 is presented in the following tables:

	Three Months Ended December 31, 2014
	Number of Shares (1)	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2014	38,055	$8.07
Issued	-	-
Forfeited	-	-
Vested	-	-
Nonvested stock awards at the December 31, 2014	38,055	$8.07

	Three Months Ended December 31, 2013
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2013	79,477	$9.56
Issued	-	-
Forfeited	-	-
Vested	-	-
Nonvested stock awards at the December 31, 2013	79,477	$9.56

The Company maintains a Stock Option Plan which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares (on a converted basis) of common stock were approved for future issuance pursuant to the Stock Option Plan. As of December 31, 2014, all of the options had been awarded under the Plan, although forfeited options covering 3,737 shares were available for grant. As of December 31, 2014, 417,767 options (on a converted basis) were vested.

A summary of the status of the Company’ stock options under the Stock Option Plan as of December 31, 2014 and 2013 and changes during the three month periods ended December 31, 2014 and 2013 are presented below:

	Three Months Ended December 31, 2014
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2014	530,084	$10.86
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2014	530,084	$10.86
Exercisable at December 31, 2014	417,767	$11.57

	Three Months Ended December 31, 2013
	Number of Shares (1)	Weighted Average Exercise Price

Outstanding at October 1, 2013	516,739	$10.86
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2013	516,739	$10.86
Exercisable at December 31, 2013	314,420	$11.79

The weighted average remaining contractual term was approximately 5.0 years for options outstanding as of December 31, 2014.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013 and $4.67 for the options granted during fiscal 2014. The fair value was estimated on the date of grant using the Black-Scholes pricing model. No options were granted in fiscal years 2011 and 2012.

During the three months ended December 31, 2014, $25,000 was recognized in compensation expense for the Stock Option Plan and a tax benefit of $1,000 was recognized during this period. During the three months ended December 31, 2013, $79,000 was recognized in compensation expense for the Stock Option Plan and a tax benefit of $8,000 was recognized during this period. At December 31, 2014, approximately $232,000 in additional compensation expense for awarded but unvested options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 0.6 years

9.	COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2014, the Company had $9.8 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.25% to 8.00%. At September 30, 2014, the Company had $25.3 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.25% to 6.00%. The aggregate undisbursed portion of loans-in-process amounted to $16.0 million at December 31, 2014 and $9.7 million at September 30, 2014.

The Company also had commitments under unused lines of credit of $3.8 million as of December 31, 2014 and September 30, 2014 and letters of credit outstanding of $109,000 as of December 31, 2014 and September 30, 2014.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At December 31, 2014, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $60,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

10.          FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2014 and September 30, 2014, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Generally accepted accounting principles used in the United States establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

Those assets as of December 31, 2014 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$18,334	$-	$18,334
Mortgage-backed securities - U.S. Government agencies	-	43,070	-	43,070
FHLMC preferred stock	55	-	-	55
Total	$55	$61,404	$-	$61,459

Those assets as of September 30, 2014 which are measured at fair value on a recurring basis are as follows:
	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$17,844	$-	$17,844
Mortgage-backed securities - U.S. Government agencies	-	39,903	-	39,903
FHLMC preferred stock	70	-	-	70
Total	$70	$57,747	$-	$57,817

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value in excess of $22.2 million, as of December 31, 2014

Summary of Non-Recurring Fair Value Measurements

	At December 31, 2014
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$22,218	$22,218
Total	$-	$-	$22,218	$22,218

	At September 30, 2014
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$21,980	$21,980
Total	$-	$-	$21,980	$21,980

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At December 31, 2014
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Average
Impaired loans	$22,218	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	10% discount

	At September 30, 2014
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Average
Impaired loans	$21,980	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	10% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The fair value of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

			Fair Value Measurements at
			December 31, 2014
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$33,197	$33,197	$33,197	$-	$-
Investment and mortgage-backed securities available for sale	61,459	61,459	55	61,404	-
Investment and mortgage-backed securities held to maturity	80,207	79,779	-	79,779	-
Loans receivable, net	332,233	333,794	-	-	333,794
Accrued interest receivable	1,851	1,851	1,851	-	-
Federal Home Loan Bank stock	359	359	359	-	-
Bank owned life insurance	12,467	12,467	12,467	-	-

Liabilities:
Checking accounts	41,074	41,074	41,074	-	-
Money market deposit accounts	66,354	66,354	66,354	-	-
Passbook, club and statement savings accounts	73,370	73,370	73,370	-	-
Certificates of deposit	210,644	214,749	-	-	214,749
Advances from Federal Home Loan Bank	340	340	340	-	-
Accrued interest payable	16	16	16	-	-
Advances from borrowers for taxes and insurance	2,306	2,306	2,306	-	-

			Fair Value Measurements at
			September 30, 2014
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$45,382	$45,382	$45,382	$-	$-
Investment and mortgage-backed securities available for sale	57,817	57,817	70	57,747	-
Investment and mortgage-backed securities held to maturity	80,840	79,092	-	79,092	-
Loans receivable, net	321,063	321,247	-	-	321,247
Accrued interest receivable	1,748	1,748	1,748	-	-
Federal Home Loan Bank stock	1,221	1,221	1,221	-	-
Bank owned life insurance	12,377	12,377	12,377	-	-

Liabilities:
Checking accounts	40,446	40,446	40,446	-	-
Money market deposit accounts	64,665	64,665	64,665	-	-
Passbook, club and statement savings accounts	73,275	73,275	73,275	-	-
Certificates of deposit	212,639	217,273	-	217,273	-
Advances from Federal Home Loan Bank	340	340	340	-	-
Accrued interest payable	1,486	1,486	1,486	-	-
Advances from borrowers for taxes and insurance	1,240	1,240	1,240	-	-

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2014 (the “Form 10-K”).

Overview. Prudential Bancorp, Inc. (the “Company”) was formed by Prudential Bancorp, Inc. of Pennsylvania to become the successor holding company for Prudential Savings Bank (the “Bank”) as a result of the second-step conversion completed in October 2013. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, non-interest income (which includes impairment charges) and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy expense, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities (the “Department”). The Bank’s main office is in Philadelphia, Pennsylvania, with seven additional full-service banking offices located in Philadelphia, Delaware and Bucks Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In November 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank. In March 2006, all mortgage-backed securities then owned by the Company were transferred to PSB Delaware, Inc. PSB Delaware, Inc.’s activities are included as part of the consolidated financial statements.

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

Investment and mortgage-backed securities available for sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of December 31, 2014 or September 30, 2014.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with U.S. GAAP. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. In addition, the Company also considers the likelihood that the security will be required to be sold because of regulatory concerns, our internal intent not to dispose of the security prior to maturity and whether the entire cost basis of the security is expected to be recovered. In determining whether the cost basis will be recovered, management evaluates other facts and circumstances that may be indicative of an “other-than-temporary” impairment condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

In addition, certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, investment securities, and FHLB stock at fair value on a non-recurring basis.

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

Market Overview. Although the economy slowly improved during 2013 and 2014, we still view the current environment as challenging.

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

The following discussion provides further details on the financial condition of the Company at December 31, 2014 and September 30, 2014, and the results of operations for the three months ended December 31, 2014 and 2013.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2014 AND SEPTEMBER 30, 2014

At December 31, 2014, we had total assets of $527.1 million, as compared to $525.5 million at September 30, 2014, an increase of 0.3%. Although total assets remained stable, the Company deployed available cash to purchase additional investment securities and fund the origination of new loans in order to improve the yield on earning assets. Cash and cash equivalents decreased $12.2 million to $33.2 million at December 31, 2014, compared to $45.4 million at September 30, 2014. Loans receivable increased to $332.2 million at December 31, 2014 from $321.1 million at September 30, 2014. The majority of the loan growth consisted of commercial real estate loans and single-family residential construction loans secured by properties located within our immediate market area. Investment securities available-for-sale increased by $3.7 million to $61.5 million during the first quarter of fiscal 2015, primarily due to the purchase of two GNMA-guaranteed mortgage-backed securities aggregating $4.4 million.

Total liabilities increased slightly to $399.0 million at December 31, 2014 from $396.1 million at September 30, 2014. Accounts payable and accrued expenses increased $2.9 million resulting from deposits placed in a temporary account pending a determination of whether they are required to be escheated to the Commonwealth of Pennsylvania as abandoned property. During 2014, Pennsylvania adopted legislation reducing the dormant activity timeframe for deposit accounts to three years from the historical five years. Management believes once the verification process is completed, that a majority of these accounts will be determined to be active and will transferred back to their respective deposit accounts.

Total stockholders’ equity decreased by $1.3 million to $128.1 million at December 31, 2014 from $129.4 million at September 30, 2014. The decrease was primarily due to the $2.2 million expended in connection with the Company’s announced stock repurchase program and the payment of approximately $240,000 in cash dividends. This decrease was partially offset by the $471,000 in net income combined with a $485,000 after tax increase in the value of the available-for-sale securities portfolio.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

Net income. The Company recognized net income of $471,000, or $0.05 per diluted share, for the quarter ended December 31, 2014 as compared to $338,000 or $0.04 per diluted share, for the comparable period in 2013. The $133,000 increase in net income for the three month period ended December 31, 2014 as compared to the same period in 2013 was primarily due to the $175,000 increase in net interest income combined with a $189,000 increase in non-interest income, partially offset by the $75,000 provision for loan losses recorded and a $123,000 increase in operating expenses.

Net interest income. For the three months ended December 31, 2014, net interest income increased to $3.3 million as compared to $3.2 million for the same period in fiscal 2014. The increase reflected a $171,000 or 4.2% increase in interest income combined with a $4,000 or 0.4% decrease in interest paid on deposits and borrowings. The increase in net interest income resulted from a $12.2 million increase in the average balance of loans and a $14.2 million increase in the average balance of mortgage-backed securities primarily due to the reinvestment of cash and cash equivalents into loans and investment securities. Net interest income was slightly enhanced by the reduction in the average balance of deposits between the two periods. The weighted average yield for interest-earning assets improved by 22 basis points during the quarter ended December 31, 2014 as compared to the same period in 2013. The cost of interest-bearing liabilities remained relatively stable over the same period. The weighted average yield on loans remained essentially the same for both three month periods ended December 31, 2014 and 2013 at 3.96%. The yield on mortgage-backed securities decreased 20 basis points to 2.99% for the three month period ended December 31, 2014, compared to 3.19% for the same period in 2013. The slight decrease in interest expense resulted primarily from a decrease of $6.9 million in the average balance of interest-bearing liabilities, primarily savings accounts.

For the three months ended December 31, 2014, the net interest margin was 2.62% compared to 2.42% for the same period in fiscal 2013. The increase was primarily due to the Company earning a higher yield on earning assets from the reinvestment of cash and cash equivalents into loans and investment securities.

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

	Three Months
	Ended December 31,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$86,475	$548	2.51%	$87,135	$548	2.50%
Mortgage-backed securities	55,159	416	2.99	40,962	329	3.19
Loans receivable(2)	326,175	3,257	3.96	313,957	3,138	3.97
Other interest-earning assets	37,082	19	0.20	77,003	54	0.28
Total interest-earning assets	504,891	4,240	3.33	519,057	4,069	3.11
Cash and non-interest-bearing balances	2,261			2,446
Other non-interest-earning assets	15,693			13,421
Total assets	$522,845			$534,924
Interest-bearing liabilities:
Savings accounts	$73,310	57	0.31	$82,277	72	0.35
Money market deposit and NOW accounts	101,156	89	0.35	99,486	87	0.35
Certificates of deposit	211,820	754	1.41	211,205	745	1.40
Total deposits	386,286	900	0.92	392,968	904	0.91
Advances from Federal Home Loan Bank	340	-	0.00	340	-	0.00
Advances from borrowers for taxes and insurance	1,763	1	0.23	1,932	1	0.21
Total interest-bearing liabilities	388,389	901	0.92	395,240	905	0.91
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	2,405			2,544
Other liabilities	3,788			12,628
Total liabilities	394,582			410,412
Stockholders’ equity	128,263			124,512
Total liabilities and stockholders’ equity	$522,845			$534,924
Net interest-earning assets	$116,502			$123,817
Net interest income; interest rate spread		$3,339	2.41%		$3,164	2.20%
Net interest margin(3)			2.62%			2.42%

Average interest-earning assets to average interest-bearing liabilities		130.00%			131.33%

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

The Company established a provision for loan losses of $75,000 during the three months ended December 31, 2014, while the Company did not record a provision for the three months ended December 31, 2013. The provision for loan losses was deemed necessary for the 2014 period due to the growth in the loan portfolio combined with the level of classified assets. The Company believes that the provision at December 31, 2014 is sufficient to cover all inherent and known losses associated with the loan portfolio at such date. At December 31, 2014, the Company’s non-performing assets totaled $6.1 million or 1.2% of total assets as compared to $6.2 million or 1.2% of total assets at September 30, 2014. Non-performing assets at December 31, 2014 included $5.7 million in non-performing loans consisting of $3.4 million of one-to four-family residential loans, $1.4 million of single-family residential investment property loans and $873,000 of commercial real estate loans. Non-performing assets also included a one-to four-family residential real estate owned property with a carrying value of $344,000. At December 31, 2014, the Bank had eight loans aggregating $3.9 million that were classified as trouble debt restructurings. Two of such loans aggregating $2.3 million were classified as non-performing as a result of not yet achieving a sufficiently long payment history, under the new terms, to justify returning the loans to performing (accrual) status. All eight loans have performed in accordance with the terms of their revised agreements. For the three months ended December 31, 2014, the Bank reviewed $22.2 million of loans for possible impairment of which $19.0 million was deemed classified as substandard compared to $22.0 million reviewed for possible impairment and classified substandard during the quarter ended September 30, 2014. The Bank’s largest lending relationship, which consists of nine loans aggregating $9.1 million (not including the remaining $5.25 million of funds available for disbursement from the two constructions loans described below), is classified as substandard and currently is in a workout status. As part of the workout strategy, the Bank approved two construction loans during November 2014 aggregating $5.4 million, of which $155,000 had been disbursed as of December 31, 2014, for the completion of a 169-unit mixed townhome and condominium single-family residential community. All of the loans in this relationship were current as of December 31, 2014.

The allowance for loan losses totaled $2.5 million, or 0.8% of total loans and 43.7% of total non-performing loans at December 31, 2014 as compared to $2.4 million, or 0.8% of total loans and 41.2% of total non-performing loans at September 30, 2014.

At December 31, 2014, the Company had $687,000 of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of six one-to-four family residential mortgage loans.

As of December 31, 2014, the Bank had reviewed $22.2 million of loans for possible impairment of which $19.0 million was deemed classified as “substandard”. The “substandard” loans consisted of 55 loans. We did not have any assets classified as “doubtful” or “loss” at either of such dates. During the quarter, two commercial real estate loans aggregating $448,000 that were classified “substandard” were paid in full and the Company approved two construction loans aggregating $5.4 million, of which $155,000 was disbursed as of December 31, 2014, to the Company’s largest lending relationship totaling $9.1 million without giving effect to the $5.25 million of undisbursed funds. This entire lending relationship has been classified “substandard”, including the new funding which is a part of a total relationship workout strategy.

At December 31, 2014, we also had a total of three single-family residential loans aggregating $1.1 million that had been designated “special mention”. These loans consist of three loans extended to a single borrower and are secured by real estate. All of the loans were designated “special mention” due to concerns with regard to the borrower’s cash flow situation. At September 30, 2014, we had a total of eight loans aggregating $2.6 million designated as “special mention”.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past and real estate owned) as of December 31, 2014 and September 30, 2014. At neither date did the Company have any accruing loans 90 days or more past due that were accruing.

	December 31, 2014	September 30, 2014
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$4,848	$5,002
Commercial real estate	873	877
Total non-accruing loans	5,721	5,879
Real estate owned, net: (1)	344	360
Total non-performing assets	$6,065	$6,239

Total non-performing loans as a percentage of loans, net	1.72%	1.82%
Total non-performing loans as a percentage of total assets	1.09%	1.12%
Total non-performing assets as a percentage of total assets	1.15%	1.19%

(1)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

The Company currently has six loans totaling approximately $2.3 million classified as a TDR which have performed in accordance with new terms for six consecutive months and as reported as performing loans.

Non-interest income. Non-interest income amounted to $350,000 for the three month period ended December 31, 2014, compared to $161,000 for the same periods in 2013. The primary reason for the increase in non-interest income reflected the Bank’s first sale of SBA loan for which it recorded a net gain of approximately $138,000. Also contributing to non-interest income was a $41,000 increase in earnings from bank-owned life insurance resulting from additional insurance purchased during 2014.

Non-interest expense. For the three months ended December 31, 2014, non-interest expense increased $123,000 to $3.0 million as compared to the same quarter in fiscal 2014. The primary reason for the increase in non-interest expense were increases in salary and employee benefit expense, as well as office occupancy and professional services expense, partially offset by a decline in FDIC deposit insurance and advertising expenses.

 Income tax expense. The Company recorded income tax expense for the three months ended December 31, 2014 of $217,000, compared to income tax expense of $184,000 for the three months ended December 31, 2013. The Company recorded an effective tax rate of 31.5% for the three month period ended December 31, 2014, compared to an effective tax rate of 35.2% for the same period in 2013 which reflected a lower level of tax-exempt income.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-earning assets that provide additional liquidity. At December 31, 2014, our cash and cash equivalents amounted to $33.2 million. In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $61.5 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2014, the Company had $9.8 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process. The Company also had commitments under unused lines of credit of $3.8 million and letters of credit outstanding of $109,000 at December 31, 2014. Certificates of deposit at December 31, 2014 maturing in one year or less totaled $92.7 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances. However, use of FHLB advances has been modest. At December 31, 2014, we had $340,000 in outstanding FHLB advances and had the ability to obtain an additional $196.6 million in FHLB advances. Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of December 31, 2014 and September 30, 2014 and compares them to current regulatory guidelines.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions

December 31, 2014:
Tier 1 capital (to average assets)
The Company	24.98%	4.0%	N/A
The Bank	17.78%	4.0%	5.0%

Tier 1 capital (to risk-weighted assets)
The Company	54.19%	4.0%	N/A
The Bank	38.62%	4.0%	6.0%

Total capital (to risk-weighted assets)
The Company	55.23%	8.0%	N/A
The Bank	39.66%	8.0%	10.0%

September 30, 2014:
Tier 1 capital (to average assets)
Company	25.39%	4.0%	N/A
Bank	17.95%	4.0%	5.0%

Tier 1 capital (to risk-weighted assets)
Company	57.21%	4.0%	N/A
Bank	40.52%	4.0%	6.0%

Total capital (to risk-weighted assets)
Company	58.28%	8.0%	N/A
Bank	41.59%	8.0%	10.0%

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

In recent years, as a part of our asset/liability management strategy we primarily have reduced our investment in longer term fixed-rate callable agency bonds, increased our origination of hybrid adjustable-rate single family residential mortgage loans and increased our portfolio of step-up callable agency bonds and agency issued collaterized mortgage-backed securities (“CMO’s”) with short effective life. However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a low interest rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities held to maturity.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2014, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2014, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 9.4% to 31.6%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.7% to 22.7%. For savings accounts, checking accounts and money markets, the decay rates vary on annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$7,278	$8,552	$13,887	$12,862	$99,796	$142,375
Loans receivable(3)	27,616	55,603	85,702	63,428	100,077	332,426
Other interest-earning assets(4)	31,308	-	-	-	-	31,308
Total interest-earning assets	$66,202	$64,155	$99,589	$76,290	$199,873	$506,109

Interest-bearing liabilities:
Savings accounts	$1,908	$5,536	$9,236	$8,906	$46,334	$71,920
Money market deposit and NOW accounts	3,790	11,369	18,773	15,175	53,794	102,901
Certificates of deposit	27,730	68,379	56,929	61,005	-	214,043
Advances from Federal Home Loan Bank	210	130	-	-	-	340
Advances from borrowers for taxes and insurance	2,306	-	-	-	-	2,306
Total interest-bearing liabilities	$35,944	$85,414	$84,938	$85,086	$100,128	$391,510

Interest-earning assets
less interest-bearing liabilities	$30,258	($21,259)	$14,651	($8,796)	$99,745	$114,599

Cumulative interest-rate sensitivity gap (5)	$30,258	$8,999	$23,650	$14,854	$114,599

Cumulative interest-rate gap as a percentage of total assets at December 31, 2014	5.74%	1.71%	4.49%	2.82%	21.74%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2014	184.18%	107.42%	111.46%	105.10%	129.27%

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of December 31, 2014 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$106,249	$(36,468)	(25.55)%	23.25%	(4.02)%
200	117,964	(24,753)	(17.34)%	24.67%	(2.60)%
100	130,402	(12,315)	(8.63)%	26.05%	(1.22)%
Static	142,717	-	-	27.27%	-
(100)	147,873	5,156	3.61%	27.40%	0.13%
(200)	145,913	3,196	2.24%	26.67%	(0.60)%
(300)	146,810	4,093	2.87%	26.50%	(0.77)%

At September 30, 2014, the Company’s NPV was $142.9 million or 27.52% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $118.2 million or 24.9% of the market value of assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2014, there has not been any material change to the marked risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, set forth in Item 7, in Management Discussion and Analysis of Financial Condition and Results of Operation - "Exposure to changes Interest Rates.″

ITEM 4. CONTROLS AND PROCEDURES

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

Item 1A. Risk Factors

No material changes have occurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	and (b) Not applicable

(c)	The Company’s repurchases of equity shares for the first quarter of fiscal year 2015 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Purchased Under Plans or Programs (1)
October 9 - 31, 2014	82,900	$12.14	82,900	867,100
November 1 - 30, 2014	75,000	$12.14	75,000	792,100
December 1 - 31, 2014	20,000	$12.25	20,000	772,100
	177,900	$12.16	177,900

(1) On September 17, 2014, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up 950,000 shares of common stock, approximately 10% of the Company’s outstanding shares, starting on October 9, 2014.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

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

Date: February 9, 2015
	By:	/s/ Thomas A. Vento
Thomas A. Vento
Chairman, President and Chief Executive Officer

Date: February 9, 2015
	By:	/s/ Joseph R. Corrato
Joseph R. Corrato
Executive Vice President and Chief Financial Officer

