Form 10-Q
period 2015-03-31
PRUDENTIAL BANCORP, INC.
filed 2015-05-11
CIK 1578776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
☐  Yes     ☒     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date:  as of April 30, 2015, there were 9,230,195 shares outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
	2015	2014
	(Dollars in Thousands,
ASSETS	Except Per Share Data)
Cash and amounts due from depository institutions	$1,815	$2,025
Interest-bearing deposits	25,607	43,357

Total cash and cash equivalents	27,422	45,382

Investment and mortgage-backed securities available for sale (amortized cost—March 31, 2015, $70,919; September 30, 2014, $59,262)	71,072	57,817
Investment and mortgage-backed securities held to maturity (fair value—March 31, 2015, $74,289; September 30, 2014, $79,092)	73,603	80,840
Loans receivable—net of allowance for loan losses (March 31, 2015, $2,588; September 30, 2014, $2,425)	327,855	321,063
Accrued interest receivable	1,779	1,748
Real estate owned	-	360
Federal Home Loan Bank stock—at cost	350	1,221
Office properties and equipment—net	1,349	1,331
Bank owned life insurance	12,554	12,377
Prepaid expenses and other assets	1,501	2,213
Deferred tax asset-net	786	1,131
TOTAL ASSETS	$518,271	$525,483

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$2,465	$2,327
Interest-bearing	383,010	388,698
Total deposits	385,475	391,025
Advances from Federal Home Loan Bank	130	340
Accrued interest payable	507	1,486
Advances from borrowers for taxes and insurance	1,625	1,240
Accounts payable and accrued expenses	1,738	1,967

Total liabilities	389,475	396,058

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 9,544,809 issued and 9,235,195 outstanding at March 31, 2015 and 9,544,809 issued and outstanding at September 30, 2014	95	95
Additional paid-in capital	94,663	94,397
Unearned Employee Stock Ownership Plan shares	(5,114)	(5,302)
Treasury stock, at cost: 309,614 shares at March 31, 2015	(3,790)	-
Retained earnings	42,841	41,188
Accumulated other comprehensive income (loss)	101	(953)

Total stockholders’ equity	128,796	129,425

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$518,271	$525,483

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME:
Interest on loans	$3,287	$3,166	$6,544	$6,305
Interest on mortgage-backed securities	450	347	866	676
Interest and dividends on investments	552	539	1,100	1,086
Interest on interest-bearing assets	15	33	34	87

Total interest income	4,304	4,085	8,544	8,154

INTEREST EXPENSE:
Interest on deposits	871	852	1,772	1,757

Total interest expense	871	852	1,772	1,757

NET INTEREST INCOME	3,433	3,233	6,772	6,397

PROVISION FOR LOAN LOSSES	300	-	375	-

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,133	3,233	6,397	6,397

NON-INTEREST INCOME:
Fees and other service charges	95	86	196	186
Gain on sale of loans, net	-	-	138	-
Gain on sale of real estate, net	1,793	-	1,793	-
Gain on sale of securities available for sale, net	-	274	-	274

Total other-than-temporary impairment losses	-	(8)	-	(15)
Portion of loss recognized in other comprehensive income, before taxes	-	-	-	-
Net impairment losses recognized in earnings	-	(8)	-	(15)

Income from bank owned life insurance	87	46	177	94

Other	13	15	34	35

Total non-interest income	1,988	413	2,338	574

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,960	1,619	3,625	3,169
Data processing	106	113	212	220
Professional services	344	286	620	523
Office occupancy	188	150	335	243
Depreciation	79	81	155	163
Payroll taxes	131	131	215	208
Director compensation	82	86	168	171
Deposit insurance	68	49	136	148
Real estate owned expense	4	29	29	64
Advertising	73	59	103	144
Other	476	351	839	704

Total non-interest expense	3,511	2,954	6,437	5,757

INCOME BEFORE INCOME TAXES	1,610	692	2,298	1,214

INCOME TAXES:
Current expense	113	23	325	175
Deferred (benefit) expense	(204)	134	(199)	166

Total income tax (benefit) expense	(91)	157	126	341

NET INCOME	$1,701	$535	$2,172	$873

BASIC EARNINGS PER SHARE	$0.20	$0.06	$0.25	$0.10

DILUTED EARNINGS PER SHARE	$0.18	$0.06	$0.22	$0.09

DIVIDENDS PER SHARE	$0.03	$0.00	$0.06	$0.00

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014

	(Dollars in Thousands)		(Dollars in Thousands)
Net income	$1,701	$535	$2,172	$873

Unrealized holding gains on available-for-sale securities	861	836	1,597	300
Tax effect	(293)	(284)	(543)	(102)
Reclassification adjustment for net gains realized in net income	-	(274)	-	(274)
Tax effect	-	93	-	93
Reclassification adjustment for other-than-temporary impairment losses on debt securities	-	8	-	15
Tax effect	-	(3)	-	(5)
Total other comprehensive income	568	376	1,054	27

Comprehensive Income	$2,269	$911	$3,226	$900

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Stock	Earnings	Income (loss)	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, OCTOBER 1, 2014	$95	$94,397	$(5,302)	$-	$41,188	$(953)	$129,425

Net income					2,172		2,172

Other comprehensive income						1,054	1,054

Dividends paid ($0.06 per share)					(519)		(519)

Excess tax benefit from stock compensation plans		48					48

Purchase of treasury stock (309,614 shares)				(3,790)			(3,790)

Stock option expense		99					99

Restricted stock expense		69					69

ESOP shares committed to be released (17,756 shares)		50	188				238

BALANCE, MARCH 31, 2015	$95	$94,663	$(5,114)	$(3,790)	$42,841	$101	$128,796

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Stock	Earnings	Income (loss)	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, OCTOBER 1, 2013	$118	$55,297	$(2,565)	$(31,625)	$39,979	$(1,292)	$59,912

Net income					873		873

Other comprehensive income						27	27

Second-step conversion offering	(23)	38,725		31,625			70,327

Excess tax benefit from stock compensation plans		59					59

Stock option expense		95					95

Restricted stock expense		93					93

Purchase of ESOP shares (285,664 shares)			(3,089)				(3,089)

ESOP shares committed to be released (17,756 shares)		2	163				165

BALANCE, MARCH 31, 2014	$95	$94,271	$(5,491)	$-	$40,852	$(1,265)	$128,462

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2015	2014

OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income	$2,172	$873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	155	163
Net accretion of premiums/discounts	(129)	(144)
Provision for loan losses	375	-
Net amortization of deferred loan fees and costs	129	109
Impairment charge on investment and mortgage-backed securities	-	15
Share-based compensation expense	168	188
Gain from sale of investment and mortgage-backed securities	-	(274)
Income from bank owned life insurance	(177)	(94)
Gain from sale of loans	(138)	-
Originations of loans held for sale	(2,400)	-
Proceeds from sale of loans held for sale	2,538	-
Gain from sale of real estate	(1,793)	-
Compensation expense of ESOP	238	165
Deferred income tax (benefit) expense	(199)	163
Changes in assets and liabilities which used cash:
Accrued interest receivable	(31)	19
Prepaid expenses and other assets	712	960
Accrued interest payable	(979)	(1,104)
Accounts payable and accrued expenses	(229)	(656)
Net cash provided by operating activities	412	383
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	-	(7,000)
Purchase of investment and mortgage-backed securities available for sale	(13,751)	(8,410)
Loans originated or acquired	(45,444)	(35,654)
Principal collected on loans	38,148	23,417
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	7,265	8,452
Available-for-sale	2,195	1,923
Proceeds from redemption of FHLB stock	871	-
Proceeds from sale of investments and mortgage-backed securities	-	1,321
Proceeds from sale of real estate owned	360	-
Proceeds from sale of real estate	1,849	-
Purchases of equipment	(229)	(63)
Net cash used in investing activities	(8,736)	(16,014)
FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts, and savings accounts	(2,457)	(1,762)
Redemption of funds held in escrow relating to second-step conversion	-	(145,675)
Net decrease in certificates of deposit	(3,093)	(11,841)
Increase (decrease) in advances from borrowers for taxes and insurance	385	(20)
Repayment of advance from the FHLB	(210)	-
Cash dividends paid	(519)	-
Issuance of common stock relating to second-step conversion	-	38,702
Cancelation of treasury stock	-	31,625
Purchase of stock for ESOP	-	(3,089)
Purchase of treasury stock	(3,790)	-
Excess tax benefit related to stock compensation plans	48	59
Net cash used in financing activities	(9,636)	(92,001)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,960)	(107,632)

CASH AND CASH EQUIVALENTS—Beginning of period	45,382	158,984

CASH AND CASH EQUIVALENTS—End of period	$27,422	$51,352
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$2,751	$2,861

Income taxes paid	$475	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$-	$83

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Organization –On October 9, 2013, Prudential Mutual Holding Company (“MHC”) and Prudential Bancorp of Pennsylvania, Inc. (“Old Prudential”), the Pennsylvania-chartered mid-tier holding company for Prudential Savings Bank (the “Bank”), completed a reorganization and conversion (the  “second-step conversion”), pursuant to which Prudential Bancorp, Inc., a new Pennsylvania corporation (“Prudential” or the “Company”), became the holding company for the Bank and the MHC and Old Prudential ceased to exist. In connection with the second-step conversion, 7,141,602 shares of common stock, par value $0.01 per share, of Prudential were sold in a subscription offering to certain depositors of the Bank for $10 per share or $71.4 million in the aggregate (the “Offering”), and 2,403,207 shares of common stock were issued in exchange for the outstanding shares of common stock of Old Prudential, which were held by the “public” shareholders of Old Prudential.  Each share of common stock of Old Prudential was converted into right to receive 0.9442 shares of common stock of the Company in the second-step conversion.  As a result of the second-step conversion, the former MHC and Old Prudential were merged into the Company and 2,540,255 (pre-conversion) treasury shares were cancelled.

The Bank is a community-oriented Pennsylvania-chartered savings bank headquartered in South Philadelphia.  The banking office network currently consists of the headquarters and main office and six full-service branch offices.  Five of the banking offices are located in Philadelphia (Philadelphia County), and one is in Drexel Hill, Delaware County, Pennsylvania and the remaining branch is located in Chalfont, Bucks County, Pennsylvania.  The Bank maintains ATMs at all seven of the banking offices.  The Bank also provides on-line and mobile banking services.

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

Basis of presentation –The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.  The results for the three and six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential Bancorp, Inc. and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014.

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

Dividends with respect to non-vested share awards granted pursuant to the Company’s 2008 Recognition and Retention Plan (“Plan”) and held in the Trust (the “Trust”) are held for the benefit of the recipients and are paid out  proportionately by the Trust to the recipients of stock awards granted pursuant to the Plan as soon as practicable after the stock awards are earned.  A recipient of a share award granted under the 2014 Stock Incentive Plan will  not be entitled to receive any dividends declared on the common stock subject to the award until earned.

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. During the six month period ended March 31, 2015, the Company repurchased 309,614 shares at an approximate total cost of $3.8 million.

FHLB Stock – FHLB stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration. Management concluded that the FHLB stock was not impaired at March 31, 2015.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.  The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted. This ASU did not have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This ASU did not have a significant impact on the Company’s financial statements.

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  The amendments also require enhanced disclosures.  The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited.  The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date.  This ASU did not have a significant impact on the Company’s financial statements.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards.  To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.  An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This ASU is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-04, Compensation-Retirement Benefits (Topic 715), as part of its initiative to reduce complexity in accounting standards.  For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangible – Goodwill and Other Internal Use Software (Topic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance  will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  For public business entities, the FASB decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.  This ASU is not expected to have a significant impact on the Company’s financial statements.

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31,

	2015		2014
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands, Except Per Share Data)

Net income	$1,701	$1,701	$535	$535
Weighted average shares outstanding	8,571,846	8,571,846	9,066,150	9,066,150
Effect of dilutive common stock equivalents	-	1,103,728	-	206,655
Adjusted weighted average shares used in earnings per share computation	8,571,846	9,675,574	9,066,150	9,272,805
Earnings per share - basic and diluted	$0.20	$0.18	$0.06	$0.06

	Six Months Ended March 31,

	2015		2014
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands, Except Per Share Data)

Net income	$2,172	$2,172	$873	$873
Weighted average shares outstanding	8,712,938	8,712,938	9,146,193	9,146,193
Effect of dilutive common stock equivalents	-	1,163,172	-	204,776
Adjusted weighted average shares used in earnings per share computation	8,712,938	9,876,110	9,146,193	9,350,969
Earnings per share - basic and diluted	$0.25	$0.22	$0.10	$0.09

All options outstanding as of March 31, 2015 had exercise prices below or at the then current market price and were considered dilutive for the earnings per share calculation. As of March 31, 2014 there were 396,361 shares of common stock subject to options with an exercise price greater than the then current market and which were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The exercise price for the stock options representing the anti-dilutive shares ranged from $10.71 to $11.83 at March 31, 2014.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component, net of tax:

	Three Months Ended March 31,
	2015	2014
	(Dollars in Thousands)
	Unrealized gains (losses)	Unrealized gains (losses)
	on available for sale	on available for sale
	securities (a)	securities (a)
Beginning Balance	$(467)	$(1,641)
Other comprehensive income before reclassification	568	552
Amount reclassified from accumulated other comprehensive income (loss)	-	(176)
Total other comprehensive income	568	376
Ending Balance	$101	$(1,265)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

	Six Months Ended March 31,
	2015	2014
	(Dollars in Thousands)
	Unrealized gains (losses)	Unrealized gains (losses)
	on available for sale	on available for sale
	securities (a)	securities (a)
Beginning Balance	$(953)	$(1,292)
Other comprehensive income before reclassification	1,054	198
Amount reclassified from accumulated other comprehensive income (loss)	-	(171)
Total other comprehensive income	1,054	27
Ending Balance	$101	$(1,265)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income:

	Three Months Ended March 31,
	2015	2014
	Amount Reclassified	Amount Reclassified
	from Accumulated	from Accumulated	Affected Line Item in
	Other	Other	the Statement Where
	Comprehensive	Comprehensive	Net Income is
Details about other comprehensive income	Income (a)	Income (a)	Presented
	(Dollars in Thousands)
Unrealized gains on available for sale securities	$-	$274	Gain on sale of securities available for sale
	-	(93)	Income taxes
	-	(8)	Net impairment losses recognized in earnings
	-	3	Income taxes
	$-	$176	Net of tax

(a) Amounts in parentheses indicate debits to net income.

	Six Months Ended March 31,
	2015	2014
	Amount Reclassified	Amount Reclassified
	from Accumulated	from Accumulated	Affected Line Item in
	Other	Other	the Statement Where
	Comprehensive	Comprehensive	Net Income is
Details about other comprehensive income	Income (a)	Income (a)	Presented
	(Dollars in Thousands)

Unrealized gains on available for sale securities	$-	$274	Gain on sale of securities available for sale
	-	(93)	Income taxes
	-	(15)	Net impairment losses recognized in earnings
	-	5	Income taxes
	$-	$171	Net of tax

(a) Amounts in parentheses indicate debits to net income.

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,987	$-	$(262)	$18,725
Mortgage-backed securities - U.S. government agencies	51,926	498	(138)	52,286
Total debt securities available for sale	70,913	498	(400)	71,011

FHLMC preferred stock	6	55	-	61

Total securities available for sale	$70,919	$553	$(400)	$71,072

Securities Held to Maturity:
U.S. government and agency obligations	$60,924	$559	$(949)	$60,534
Mortgage-backed securities - U.S. government agencies	12,679	1,079	(3)	13,755

Total securities held to maturity	$73,603	$1,638	$(952)	$74,289

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,987	$-	$(1,143)	$17,844
Mortgage-backed securities - U.S. government agencies	40,269	188	(554)	39,903
Total debt securities available for sale	59,256	188	(1,697)	57,747

FHLMC preferred stock	6	64	-	70

Total securities available for sale	$59,262	$252	$(1,697)	$57,817

Securities Held to Maturity:
U.S. government and agency obligations	$66,919	$502	$(3,270)	$64,151
Mortgage-backed securities - U.S. government agencies	13,921	1,130	(110)	14,941

Total securities held to maturity	$80,840	$1,632	$(3,380)	$79,092

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at March 31, 2015:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(57)	$4,939	$(205)	$13,786	$(262)	$18,725
Mortgage-backed securities - U.S. government agencies	(82)	10,885	(56)	5,943	(138)	16,828

Total securities available for sale	(139)	15,824	(261)	19,729	(400)	35,553

Securities Held to Maturity:
U.S. government and agency obligations	(4)	2,496	(945)	45,507	(949)	48,003
Mortgage-backed securities - U.S. government agencies	-	-	(3)	2,503	(3)	2,503

Total securities held to maturity	(4)	2,496	(948)	48,010	(952)	50,506

Total	$(143)	$18,320	$(1,209)	$67,739	$(1,352)	$86,059

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at September 30, 2014:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$-	$-	$(1,143)	$17,843	$(1,143)	$17,843
Mortgage-backed securities - U.S. government agency	(184)	16,437	(370)	13,303	(554)	29,740

Total securities available for sale	(184)	16,437	(1,513)	31,146	(1,697)	47,583

Securities Held to Maturity:
U.S. government and agency obligations	(73)	6,408	(3,197)	49,243	(3,270)	55,651
Mortgage-backed securities - U.S. government agency	-	-	(110)	4,542	(110)	4,542

Total securities held to maturity	(73)	6,408	(3,307)	53,785	(3,380)	60,193

Total	$(257)	$22,845	$(4,820)	$84,931	$(5,077)	$107,776

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

During the three and six months ended March 31, 2015, the Company did not record any credit losses on investment securities through either earnings or in comprehensive income.

The following is a rollforward for the three and six months ended March 31, 2014 of the amounts recognized in earnings related to credit losses on securities on which the Company has recorded OTTI charges through earnings and comprehensive income (loss).

Three Months Ended
March 31, 2014
(Dollars in Thousands)
Credit component of OTTI as of January 1, 2014	$1,606

Additions for credit-related OTTI charges on previously unimpaired securities	-

Additional increase as a result of impairment charges recognized on investments for which an OTTI charge was previously recognized	8

Credit component of OTTI as of March 31, 2014	$1,614

Six Months Ended
March 31, 2014
(Dollars in Thousands)
Credit component of OTTI as of October 1, 2013	$1,599

Additions for credit-related OTTI charges on previously unimpaired securities	-

Additional increase as a result of impairment charges recognized on investments for which an OTTI charge was previously recognized	15

Credit component of OTTI as of March 31, 2014	$1,614

U.S. Government Agency Obligations - The Company’s investments reflected in the tables above in U.S. Government agency notes consist of debt obligations of the FHLB and Federal Farm Credit System (“FFCS”).  These securities are typically rated AAA by one of the internationally recognized credit rating services.  At March 31, 2015, U.S. Government and agency obligations in a gross unrealized loss for less than 12 months consisted of six securities.   There were 24 securities in a gross unrealized loss for more than 12 months at such date.   The unrealized losses on these debt securities relate principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not a result of a projected shortfall of cash flows.   The Company anticipates it will recover the entire amortized cost basis of the securities.  As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

U.S. Agency Issued Mortgage-Backed Securities - At March 31, 2015, there were 11 securities in a gross unrealized loss for less than 12 months while there were 19 securities in a gross unrealized loss for more than 12 months at such date.   These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency.

The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The maturity table below excludes mortgage-backed securities because the contractual maturities of such securities are not indicative of actual maturities due to significant prepayments.

	March 31, 2015
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one through five years	2,982	3,296	-	-
Due after five through ten years	7,500	7,430	4,051	3,999
Due after ten years	63,121	63,563	66,868	67,073

Total	$73,603	$74,289	$70,919	$71,072

During both the three and six month periods ended March 31, 2015, no securities were sold. During both three and six month periods ended March 31, 2014, the Company sold $1.3 million in investment securities and recorded a gross gain of approximately of $274,000. No securities were sold at a loss.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	September 30,
	2015	2014
	(Dollars in Thousands)
One-to-four family residential	$276,319	$282,637
Multi-family residential	5,684	7,174
Commercial real estate	25,411	16,113
Construction and land development	43,598	22,397
Commercial business	-	1,976
Consumer	371	399

Total loans	351,383	330,696

Undisbursed portion of loans-in-process	(23,178)	(9,657)
Deferred loan costs	2,238	2,449
Allowance for loan losses	(2,588)	(2,425)

Net loans	$327,855	$321,063

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at March 31, 2015:

	One- to-four family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,545	51	207	545	-	4	236	2,588
Total ending allowance balance	$1,545	$51	$207	$545	$-	$4	$236	$2,588

Loans:
Individually evaluated for impairment	$9,438	$359	$3,752	$7,926	$-	$-		$21,475
Collectively evaluated for impairment	266,881	5,325	21,659	35,672	-	371		329,908
Total loans	$276,319	$5,684	$25,411	$43,598	$-	$371		$351,383

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of March 31, 2015:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$9,438	$9,438	$10,136
Multi-family residential	-	-	359	359	359
Commercial real estate	-	-	3,752	3,752	3,752
Construction and land development	-	-	7,926	7,926	7,926
Total Loans	$-	$-	$21,475	$21,475	$22,173

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of September 30, 2014:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$10,436	$10,436	$11,135
Multi-family residential	-	-	368	368	368
Commercial real estate	-	-	3,777	3,777	3,777
Construction and land development	-	-	7,399	7,399	7,399
Total Loans	$-	$-	$21,980	$21,980	$22,679

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended March 31, 2015
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$10,068	$124	$42
Multi-family residential	361	6	-
Commercial real estate	3,758	51	24
Construction and land development	7,743	106	64
Total Loans	$21,930	$287	$130

	Six Months Ended March 31, 2015
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$10,179	$263	$77
Multi-family residential	363	13	-
Commercial real estate	3,764	102	35
Construction and land development	7,628	210	64
Total Loans	$21,934	$588	$176

	Three Months Ended March 31, 2014
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$10,926	$96	$30
Multi-family residential	378	6	-
Commercial real estate	1,538	-	7
Construction and land development	947	-	-
Total Loans	$13,789	$102	$37

	Six Months Ended March 31, 2014
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$10,869	$167	$51
Multi-family residential	380	13	-
Commercial real estate	1,932	10	14
Construction and land development	1,033	36	-
Total Loans	$14,214	$226	$65

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

	March 31, 2015
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$2,770	$-	$6,668	$9,438
Multi-family residential	5,325	-	359	5,684
Commercial real estate	22,543	-	2,868	25,411
Construction and land development	35,673	-	7,925	43,598
Total Loans	$66,311	$-	$17,820	$84,131

	September 30, 2014
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$-	$1,509	$10,436	$11,945
Multi-family residential	6,806	-	368	7,174
Commercial real estate	11,347	989	3,777	16,113
Construction and land development	14,998	-	7,399	22,397
Commercial business	1,976	-	-	1,976
Consumer	-	119	-	119
Total Loans	35,127	$2,617	$21,980	$59,724

The Company evaluates the classification of one-to-four family residential and consumer loans primarily on a pooled basis.  If the Company becomes aware that adverse or distressed conditions exist that may affect a particular single-family residential loan, the loan is downgraded following the above definitions of special mention, substandard, doubtful and loss.

The following table represents loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status. Non-performing loans that would be included in the table are those loans greater than 90 days past due, that do not have a designated risk rating.

	March 31, 2015
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$266,881	$-	$266,881
Consumer	371	-	371
Total Loans	$267,252	$-	$267,252

	September 30, 2014
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$270,692	$-	$270,692
Consumer	280	-	280
Total Loans	$270,972	$-	$270,972

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be.  The following table presents the loan categories of the loan portfolio summarized by the aging categories of performing and delinquent loans and nonaccrual loans:

	March 31, 2015
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$271,755	$733	$3,831	$-	$733	$276,319	$5,362
Multi-family residential	5,684	-	-	-	-	5,684	-
Commercial real estate	25,342	69	-	-	69	25,411	2,299
Construction and land development	43,598	-	-	-	-	43,598	7,926
Consumer	371	-	-	-	-	371	-
Total Loans	$346,750	$802	$3,831	$-	$802	$351,383	$15,587

	September 30, 2014
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$278,716	$475	$3,446	$-	$475	$282,637	$5,002
Multi-family residential	7,174	-	-	-	-	7,174	-
Commercial real estate	16,113	-	-	-	-	16,113	877
Construction and land development	22,397	-	-	-	-	22,397	-
Commercial business	1,976	-	-	-	-	1,976	-
Consumer	399	-	-	-	-	399	-
Total Loans	$326,775	$475	$3,446	$-	$475	$330,696	$5,879

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

Commercial real estate loans entail significant additional credit risks compared to one-to-four family residential mortgage loans, as they generally involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is also the primary occupant, and thus may be subject to a greater extent to the effects of adverse conditions in the real estate market and in the economy in general. Commercial business loans typically involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes the Company to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements.  These events may adversely affect both the borrowers as well as the value of the collateral property.

The following table summarizes the primary segments of the allowance for loan losses.   Activity in the allowance is presented for the three and six month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015

	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at December 31, 2014	$1,492	$51	$216	$493	$5	$4	$239	$2,500
Charge-offs	(212)	-	-	-	-	-	-	(212)
Recoveries	-	-	-	-	-	-	-	-
Provision	265	-	(9)	52	(5)	-	(3)	300
ALLL balance at March 31, 2015	$1,545	$51	$207	$545	$-	$4	$236	$2,588

	Six Months Ended March 31, 2015

	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2014	$1,663	$67	$122	$323	$15	$4	$231	$2,425
Charge-offs	(212)	-	-	-	-	-	-	(212)
Recoveries	-	-	-	-	-	-	-	-
Provision	94	(16)	85	222	(15)	-	5	375
ALLL balance at March 31, 2015	$1,545	$51	$207	$545	$-	$4	$236	$2,588

The increase in the provision for the fiscal 2015 periods was a result of replenishing the allowance related to one-to-four family loans that were charged-off during the period based upon the balance of such loans at March 31, 2015.  In addition, the allowance associated with construction and land development loans was impacted by the increase in the outstanding balance of such loans triggering the need to increase the Company’s allowance.

	Three Months Ended March 31, 2014

	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at December 31, 2013	$1,302	$26	$51	$757	$4	$1	$212	$2,353
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	37	-	-	-	-	-	-	37
Provision	86	38	90	(234)	-	2	18	-
ALLL balance at March 31, 2014	$1,425	$64	$141	$523	$4	$3	$230	$2,390

	Six Months Ended March 31, 2014

	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2013	$1,384	$22	$70	$653	$4	$2	$218	$2,353
Charge-offs	(10)	-	-	-	-	-	-	(10)
Recoveries	47	-	-	-	-	-	-	47
Provision	4	42	71	(130)	-	1	12	-
ALLL balance at March 31, 2014	$1,425	$64	$141	$523	$4	$3	$230	$2,390

The decrease in the provision for the fiscal 2014 periods related to the construction and land development loan category was due mainly to a decrease in the historical loss factor.  This decrease was a direct result of prior period charge-offs that fell beyond the three year period utilized for this component of the allowance for loan losses.

The following table summarizes information regarding troubled debt restructurings occurring in the periods presented for both three and six months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015

(Dollars in Thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate	1	$750	$750
Construction and land development	1	3,665	3,665
	2	$4,415	$4,415

	Six Months Ended March 31, 2015

(Dollars in Thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate	1	$750	$750
Construction and land development	1	3,665	3,665
	2	$4,415	$4,415

	Three Months Ended March 31, 2014

(Dollars in Thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

One-to-four family	1	$1,468	$1,468
	1	$1,468	$1,468

	Six Months Ended March 31, 2014

(Dollars in Thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

One-to-four family	1	$1,468	$1,468
	1	$1,468	$1,468

At March 31, 2015, the Company had ten loans classified as TDRs aggregating $8.2 million, consisting two single-family real estate loans which amounted to $1.6 million, one construction and land development loan totaling $3.7 million and seven commercial real estate loans which amounted to $3.0 million.  Of these loans, one single-family real estate loan totaling $1.4 million, two commercial real estate loans totaling $4.5 million and one construction and land development loan totaling $3.1 million were determined to be non-performing since they have not yet performed under the new terms for six consecutive months.  All TDRs with the exception of one commercial real estate loan totaling $884,000 were classified as “substandard” as of March 31, 2015.

No TDRs defaulted during the three and six month periods ended March 31, 2015 or 2014 that were restructured in the twelve months preceding the periods presented.

6.        DEPOSITS

Deposits consist of the following major classifications:

	March 31, 2015		September 30, 2014

	Amount	Percent	Amount	Percent
		(Dollars in Thousands)
Money market deposit accounts	$64,304	16.7%	$64,665	16.5%
Interest-bearing checking accounts	36,504	9.5	38,119	9.8
Non interest-bearing checking accounts	2,465	0.6	2,327	0.6
Passbook, club and statement savings	72,655	18.8	73,275	18.8
Certificates maturing in six months or less	53,190	13.8	48,359	12.4
Certificates maturing in more than six months	156,357	40.6	164,280	41.9

Total	$385,475	100.0%	$391,025	100.0%

Certificates of $250,000 and over totaled $35.5 million as of March 31, 2015 and $33.1 million as of September 30, 2014.

7.	INCOME TAXES

    Items that gave rise to significant portions of deferred income taxes are as follows:

	March 31,	September 30,
	2015	2014
Deferred tax assets:	(Dollars in Thousands)
Allowance for loan losses	$1,205	$1,123
Nonaccrual interest	131	125
Accrued vacation	111	108
Capital loss carryforward	606	1,211
Real estate owned expense	10	-
Split dollar life insurance	20	20
Post-retirement benefits	135	137
Unrealized loss on available for sale securities	-	491
Employee benefit plans	406	382

Total deferred tax assets	2,624	3,597
Valuation allowance	(606)	(1,211)
Total deferred tax assets, net of valuation allowance	2,018	2,386

Deferred tax liabilities:
Property	418	422
Unrealized gain on available for sale securities	53	-
Deferred loan fees	761	833

Total deferred tax liabilities	1,232	1,255

Net deferred tax asset	$786	$1,131

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be realized through a carry back to taxable income in prior years or future reversals of existing taxable temporary differences, and/or to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The valuation allowance totaled $606,000 at March 31, 2015.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations as a component of income tax expense. As of March 31, 2015, the Internal Revenue Service had conducted an audit of the Company’s federal tax return for the year ended September 30, 2010, and no adverse findings were reported. The Company’s federal and state income tax returns for taxable years through September 30, 2010 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

8.             STOCK COMPENSATION PLANS

The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The ESOP purchased 427,057 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005. The ESOP purchased an additional 255,564 shares during December 2013 and an additional 30,100 shares at the beginning January 2014, of the Company’s stock for an aggregate cost of approximately $3.1 million. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of March 31, 2015, the ESOP held 697,301 shares and the Company had allocated a total of 222,801 shares from the suspense account to participants and committed to release an additional 8,878 shares. For the six months ended March 31, 2015, the Company recognized $238,000 in compensation expense related to the ESOP.

The Company maintains the 2008 Recognition and Retention Plan (“2008 RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the RRP Trust purchased 213,528 shares (on a converted basis) of the Company’s common stock in the open market for approximately $2.5 million, at an average purchase price per share of $11.49 as part of the 2008 RRP. The Company made sufficient contributions to the RRP Trust to fund these purchases. As of March 31, 2015, all the shares had been awarded as part of the 2008 RRP. Shares subject to awards under the 2008 RRP generally vest at the rate of 20% per year over five years. As of March 31, 2015, 185,052 (on a converted basis) of the awarded shares of the 2008 Plan had become fully vested. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares can be awarded as restricted stock awards or units, of which 235,500 shares were awarded during February 2015.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three and six months ended March 31, 2015, $84,000 and $105,000, respectively, was recognized in compensation expense for the 2008 RRP and the grants pursuant to the 2014 SIP. Income tax benefits of $29,000 and $36,000 were recognized for the three and six months ended March 31, 2015. During the three and six months ended March 31, 2014, $25,000 and $141,000, respectively, was recognized in compensation expense for the 2008 RRP. An income tax benefit of $1,000 was recognized for the three months ended March 31, 2014 while an income tax benefit of $39,000 was recognized for the six months ended March 31, 2014. At March 31, 2015, approximately $3.0 million in additional compensation expense for the shares awarded related to the 2008 RRP and the 2014 SIP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the six months ended March 31, 2015 and 2014 are presented in the following tables:

	Six Months Ended
	March 31, 2015
		Weighted Average
	Number of	Grant Date Fair
	Shares (1)	Value

Nonvested stock awards at October 1, 2014	38,055	$8.07
Issued	235,500	12.23
Forfeited	-	-
Vested	(9,578)	8.07
Nonvested stock awards at the March 31, 2015	263,977	$12.07

	Six Months Ended
	March 31, 2014
		Weighted Average
	Number of	Grant Date Fair
	Shares	Value

Nonvested stock awards at October 1, 2013	79,477	$9.56
Issued	-	-
Forfeited	-	-
Vested	(40,686)	10.95
Nonvested stock awards at the March 31, 2014	38,791	$8.11

The Company maintains the 2008 Stock Option Plan (the “2008 Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares (on a converted basis) of common stock were approved for future issuance pursuant to the 2008 Stock Option Plan. As of March 31, 2015, all of the options had been awarded under the 2008 Option Plan. As of March 31, 2015, 417,767 options (on a converted basis) were vested under the 2008 Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 608,737 shares were awarded during February 2015, 605,000 shares pursuant to the 2014 SIP and the remainder pursuant to the 2008 Option Plan.

A summary of the status of the Company’ stock options under the Stock Option Plan as of March 31, 2015 and 2014 and changes during the six month periods ended March 31, 2015 and 2014 are presented below:

	Six Months Ended
	March 31, 2015
	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at October 1, 2014	530,084	$10.86
Granted	608,737	12.23
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2015	1,138,821	$11.59
Exercisable at March 31, 2015	445,147	$11.37

	Six Months Ended
	March 31, 2014
	Number of	Weighted Average
	Shares (1)	Exercise Price

Outstanding at October 1, 2013	516,739	$10.86
Granted	13,545	10.68
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2014	530,284	$10.86
Exercisable at March 31, 2014	415,733	$11.57

The weighted average remaining contractual term was approximately 7.5 years for options outstanding as of March 31, 2015.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013, $4.67 for the options granted during fiscal 2014 and $4.58 for options granted during 2015. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions; an exercise price and fair value of $12.23, term of seven years, volatility rate of 38.16%, interest rate 1.62% and a yield rate 0.98%.

During the three and six months ended March 31, 2015, $86,000 and $111,000, respectively, was recognized in compensation expense for options granted pursuant to the 2008 Option Plan and the 2014 SIP. Tax benefits of $9,000 and $12,000, respectively, were recognized for the three and six months ended March 31, 2015. During the three and six months ended March 31, 2014, $27,000 and $106,000, respectively, was recognized in compensation expense for the 2008 Option Plan. Tax benefits of $3,000 and $11,000, respectively, were recognized for the three and six months ended March 31, 2014. At March 31, 2015, approximately $3.0 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 4.7 years.

9.	COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2015, the Company had $4.8 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.25% to 8.00%. At September 30, 2014, the Company had $25.3 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.25% to 6.00%. The aggregate undisbursed portion of loans-in-process amounted to $23.2 million at March 31, 2015 and $9.7 million at September 30, 2014.

The Company also had commitments under unused lines of credit of $4.3 million as of March 31, 2015 and September 30, 2014 and letters of credit outstanding of $609,000 as of both March 31, 2015 and September 30, 2014.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At March 31, 2015, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $60,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2015 and September 30, 2014, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets as of March 31, 2015 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
		(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$18,725	$-	$18,725
Mortgage-backed securities - U.S. Government agencies	-	52,286	-	52,286
FHLMC preferred stock	61	-	-	61
Total	$61	$71,011	$-	$71,072

Those assets as of September 30, 2014 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
		(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$17,844	$-	$17,844
Mortgage-backed securities - U.S. Government agencies	-	39,903	-	39,903
FHLMC preferred stock	70	-	-	70
Total	$70	$57,747	$-	$57,817

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value in excess of $21.5 million as of March 31, 2015.

Summary of Non-Recurring Fair Value Measurements

	At March 31, 2015
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$21,475	$21,475
Total	$-	$-	$21,475	$21,475

	At September 30, 2014
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$21,980	$21,980
Total	$-	$-	$21,980	$21,980

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At December 31, 2014
	(Dollars in Thousands)
	Fair Value	Valuation Technique	Unobservable Input	Range/ Weighted Ave.
Impaired loans	$21,475	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	10% discount

	At September 30, 2014
	(Dollars in Thousands)
	Fair Value	Valuation Technique	Unobservable Input	Range / Weighted Ave.
Impaired loans	$21,980	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	10% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
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

			Fair Value Measurements at March 31, 2015
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$27,422	$27,422	$27,422	$-	$-
Investment and mortgage-backed securities available for sale	71,072	71,072	61	71,011	-
Investment and mortgage-backed securities held to maturity	73,603	74,289	-	74,289	-
Loans receivable, net	327,855	329,477	-	-	329,477
Accrued interest receivable	1,779	1,779	1,779	-	-
Federal Home Loan Bank stock	350	350	350	-	-
Bank owned life insurance	12,554	12,554	12,554	-	-

Liabilities:
Checking accounts	38,969	38,969	38,969	-	-
Money market deposit accounts	64,304	64,304	64,304	-	-
Passbook, club and statement savings accounts	72,655	72,655	72,655	-	-
Certificates of deposit	209,547	214,749	-	-	214,749
Advances from Federal Home Loan Bank	130	130	130	-	-
Accrued interest payable	507	507	507	-	-
Advances from borrowers for taxes and insurance	1,625	1,625	1,625	-	-

			Fair Value Measurements at September 30, 2014
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$45,382	$45,382	$45,382	$-	$-
Investment and mortgage-backed securities available for sale	57,817	57,817	70	57,747	-
Investment and mortgage-backed securities held to maturity	80,840	79,092	-	79,092	-
Loans receivable, net	321,063	321,247	-	-	321,247
Accrued interest receivable	1,748	1,748	1,748	-	-
Federal Home Loan Bank stock	1,221	1,221	1,221	-	-
Bank owned life insurance	12,377	12,377	12,377	-	-

Liabilities:
Checking accounts	40,446	40,446	40,446	-	-
Money market deposit accounts	64,665	64,665	64,665	-	-
Passbook, club and statement savings accounts	73,275	73,275	73,275	-	-
Certificates of deposit	212,639	217,273	-	217,273	-
Advances from Federal Home Loan Bank	340	340	340	-	-
Accrued interest payable	1,486	1,486	1,486	-	-
Advances from borrowers for taxes and insurance	1,240	1,240	1,240	-	-

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K/A for the year ended September 30, 2014 (the “Form 10-K”).

Overview. Prudential Bancorp, Inc. (the “Company”) was formed by Prudential Bancorp, Inc. of Pennsylvania to become the successor holding company for Prudential Savings Bank (the “Bank”) as a result of the second-step conversion completed in October 2013. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, non-interest income (which includes impairment charges) and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy expense, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities (the “Department”). The Bank’s main office is in Philadelphia, Pennsylvania, with six additional full-service banking offices located in Philadelphia, Delaware and Bucks Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In November 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank. In March 2006, all mortgage-backed securities then owned by the Company were transferred to PSB Delaware, Inc. PSB Delaware, Inc.’s activities are included as part of the consolidated financial statements.

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

Investment and mortgage-backed securities available for sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of March 31, 2015 or September 30, 2014.

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

The Company continues to focus on the credit quality of its customers, closely monitoring the financial status of borrowers located throughout the Company’s market area, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and performing the analysis required to maintain adequate reserves for loan losses.

Despite the current market and economic conditions, the Company continues to maintain capital well in excess of regulatory requirements.

The following discussion provides further details on the financial condition of the Company at March 31, 2015 and September 30, 2014, and the results of operations for the three and six months ended March 31, 2015 and 2014.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2015 AND SEPTEMBER 30, 2014

At March 31, 2015, the Company had total assets of $518.3 million, as compared to $525.5 million at September 30, 2014, a decrease of 1.4%. The decline in total assets was primarily due to the reduction of cash and cash equivalents primarily due to funding deposit withdrawals as part of the Company’s asset liability management and to funding the repurchase of shares pursuant to the Company’s current stock repurchase program. Cash and cash equivalents decreased $18.0 million to $27.4 million at March 31, 2015, compared to $45.4 million at September 30, 2014. Loans receivable increased to $327.9 million at March 31, 2015 from $321.1 million at September 30, 2014. The majority of the loan growth consisted of commercial real estate loans and single-family residential construction loans secured by properties located within our immediate market area. Investment securities classified available-for-sale increased by $13.3 million to $71.1 million as of March 31, 2015 primarily due to the purchase of GNMA-guaranteed mortgage-backed securities aggregating $14.1 million. Investment securities classified held-to-maturity declined approximately $7.2 million to $73.6 million as of March 31, 2015 primarily due to U.S. government agency bonds being called during the six months ended March 31, 2015.

Total liabilities decreased by $6.6 million to $389.5 million at March 31, 2015 from $396.1 million at September 30, 2014. Total deposits decreased $5.6 million, specifically $2.0 million in money market accounts, $1.1 million in certificates of deposit and the remainder in checking and savings accounts. Accrued interest payable decreased approximately $1.0 million as a direct result of interest being credited to accounts as of March 31, 2015.

Total stockholders’ equity decreased by $629,000 to $128.8 million at March 31, 2015 from $129.4 million at September 30, 2014. The decrease was primarily due to the $3.8 million expended in connection with the Company’s announced stock repurchase program and to a lesser degree the declaration of approximately $519,000 in cash dividends. This decrease was partially offset by $2.2 million in net income earned during the six months ended March 31, 2015 combined with a $1.1 million after-tax increase in the value of the available-for-sale securities portfolio.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2015 AND 2014

Net income. The Company recognized net income of $1.7 million, or $0.20 per basic share and $0.18 per diluted share, for the quarter ended March 31, 2015 as compared to $535,000, or $0.06 per basic and diluted share, for the same quarter in 2014. For the six months ended March 31, 2015, the Company recognized net income of $2.2 million or $0.25 per basic and $0.22 per diluted share, as compared to net income of $873,000, or $0.10 per basic share and $0.09 per diluted share, for the comparable period in 2014. The improved profitability for the three and six months ended March 31, 2015 was primarily due to the recognition of approximately $1.8 million in gain on the completion of the previously announced agreement of sale of our Center City branch office. The Company was able to offset the federal tax impact due to the utilization of prior capital loss carryforwards available to it. The Company’s operating results for both the quarter and the six months were negatively affected by increased levels of the provision for loan losses and non-interest operating expense as discussed below.

Net interest income. For the three months ended March 31, 2015, net interest income increased to $3.4 million as compared to $3.2 million for the same period in 2014. The increase reflected a $219,000 or 5.4% increase in interest income partially offset by a slight increase of $19,000 or 2.2% in interest paid on deposits and borrowings. The increase in interest income primarily resulted from a 17 basis point increase to 3.48% in the weighted average yield earned on interest-earning assets for the March 2015 quarter combined with a modest increase in the average balance of interest-earning assets reflecting the shift in the composition of our interest-earning assets. The increase in interest income was partially offset by the increase in interest expense reflecting a small increase of approximately $1.0 million in the average balance of deposits and borrowings for three months ended March 31, 2015, as compared to the same quarter in 2014. Also contributing to the increase in interest expense was a 2 basis point increase in the cost of funds.

For the six months ended March 31, 2015, net interest income increased $375,000 or 5.9% to $6.8 million as compared to $6.4 million for the same period in 2014. Interest income increased $390,000 or 4.8%, partially offset by an increase of $15,000 or 0.9% in interest expense. The increase in interest expense resulted primarily from a 2 basis point increase to 0.91% in the weighted average rate paid on interest-bearing liabilities resulting in large part from an increase in the average balance outstanding of certificates of deposit. The increase in interest income resulted from a 20 basis point increase to 3.40% in the weighted average yield earned on interest-earning assets partially offset by a $6.7 million or 4.8% decrease to $503.6 million in the average balance of interest-earning assets for the six months ended March 31, 2015 as compared to the same period in fiscal 2014. The increase in the weighted average yield earned primarily reflected the effects of using cash and cash equivalents to fund the origination of new loans and to purchase mortgage-backed securities.

For the three months ended March 31, 2015, the net interest margin was 2.77% compared to 2.62% for the same period in fiscal 2014. For the six months ended March 31, 2015, the net interest margin was 2.70% as compared to 2.51% for the same period in fiscal 2014. The increase in both periods in fiscal 2015 was primarily due to the Company earning a higher weighted average yield on earning assets from the reinvestment of cash and cash equivalents into loans and investment securities.

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

	Three Months Ended March 31,
	2015			2014
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$84,085	$552	2.66%	$85,779	$539	2.55%
Mortgage-backed securities	57,240	450	3.19	41,722	347	3.36
Loans receivable(2)	330,341	3,287	4.04	321,294	3,166	4.00
Other interest-earning assets	30,326	15	0.20	52,554	33	0.25
Total interest-earning assets	501,992	4,304	3.48	501,349	4,085	3.31
Cash and non interest-bearing balances	2,222			2,540
Other non interest-earning assets	16,510			12,811
Total assets	$520,724			$516,700
Interest-bearing liabilities:
Savings accounts	$73,432	53	0.29	$77,526	63	0.33
Money market deposit and NOW accounts	99,612	85	0.35	100,077	86	0.35
Certificates of deposit	212,027	732	1.40	206,368	702	1.38
Total deposits	385,071	870	0.92	383,971	851	0.90
Advances from Federal Home Loan Bank	221	-	0.00	340	-	0.00
Advances from borrowers for taxes and insurance	2,300	1	0.18	2,339	1	0.17
Total interest-bearing liabilities	387,592	871	0.91	386,650	852	0.89
Non interest-bearing liabilities:
Non interest-bearing demand accounts	2,204			2,487
Other liabilities	972			3,764
Total liabilities	390,768			392,901
Stockholders’ equity	129,956			123,799
Total liabilities and stockholders’ equity	$520,724			$516,700
Net interest-earning assets	$114,400			$114,699
Net interest income; interest rate spread		$3,433	2.57%		$3,233	2.42%
Net interest margin(3)			2.77%			2.62%

Average interest-earning assets to average interest-bearing liabilities		129.52%			129.66%

(1) Yields and rates for the three month periods are annualized.

(2) Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.

(3) Equals net interest income divided by average interest-earning assets.

	Six Months Ended March 31,
	2015			2014
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)

			(Dollars in Thousands)
Interest-earning assets:
Investment securities	$85,293	$1,100	2.59%	$85,284	$1,086	2.55%
Mortgage-backed securities	56,338	866	3.08	41,338	676	3.28
Loans receivable(2)	328,235	6,544	4.00	317,585	6,305	3.98
Other interest-earning assets	33,741	34	0.20	66,093	87	0.26
Total interest-earning assets	503,607	8,544	3.40	510,300	8,154	3.20
Cash and non interest-bearing balances	2,241			2,492
Other non interest-earning assets	17,419			12,872
Total assets	$523,267			$525,664
Interest-bearing liabilities:
Savings accounts	$74,841	110	0.29	$79,396	135	0.34
Money market deposit and NOW accounts	100,392	173	0.35	102,294	172	0.34
Certificates of deposit	211,923	1,487	1.41	208,814	1,448	1.39
Total deposits	387,156	1,770	0.92	390,504	1,755	0.90
Advances from Federal Home Loan Bank	281	-	0.00	340	-	0.00
Advances from borrowers for taxes and insurance	2,028	2	0.20	2,133	2	0.19
Total interest-bearing liabilities	389,465	1,772	0.91	392,977	1,757	0.90
Non interest-bearing liabilities:
Non interest-bearing demand accounts	2,306			2,515
Other liabilities	2,163			3,905
Total liabilities	393,934			399,397
Stockholders’ equity	129,333			126,267
Total liabilities and stockholders’ equity	$523,267			$525,664
Net interest-earning assets	$114,142			$117,323
Net interest income; interest rate spread		$6,772	2.49%		$6,397	2.30%
Net interest margin(3)			2.70%			2.51%

Average interest-earning assets to average interest-bearing liabilities		129.31%			129.85%

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

The Company established provisions for loan losses of $300,000 and $375,000 during the three and six months ended March 31, 2015, respectively, primarily due to the increase in the level of commercial real estate and construction loans outstanding as well as to the charge-offs incurred during the second quarter of fiscal 2015 combined with the classification of an entire large loan relationship as non-performing. No provision expense was recorded during the comparable periods in 2014. During the quarter ended March 31, 2015, the Company recorded charge-offs totaling $212,000 and classified its largest lending relationship, which consists of nine loans aggregating $9.4 million, as non-performing due to insufficient cash flow available to the borrower to fund its obligations during the next two to three quarters. This relationship has been in a workout status for several quarters and has been classified “substandard” since June 2014. As of March 31, 2015, the complete relationship was analyzed for impairment using the standards required in Accounting Standards Codification Topic 310 (formerly FASB No. 114). The relationship was deemed to have sufficient collateral, thereby no impairment was required. The borrower’s primary project, the development of a 169 residential lots, has received all required permits and preparation of the necessary infrastructure has commenced. The Company believes that the allowance for loan losses at March 31, 2015 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

The allowance for loan losses totaled $2.6 million, or 0.8% of total loans and 16.6% of total non-performing loans at March 31, 2015 as compared to $2.4 million, or 0.8% of total loans and 41.2% of total non-performing loans at September 30, 2014.

At March 31, 2015, the Company had $802,000 of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of four one-to-four family residential mortgage loans aggregating $733,000 and one commercial real estate loan totaling $69,000.

As of March 31, 2015, the Bank had reviewed $21.6 million of loans for possible impairment of which $19.0 million was deemed classified as “substandard”. The “substandard” loans consisted of 50 loans. We did not have any assets classified as “doubtful” or “loss” at either of such dates. During the quarter, nine single family residential loans aggregating $1.5 million were upgraded as a result of improve cash flow and strength of borrower. In addition, four single family residential loans were designated non-performing, therefore included in the loans reviewed for impairment.

At March 31, 2015, there were no loans designated “special mention”. At September 30, 2014, we had a total of eight loans aggregating $2.6 million designated as “special mention”.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past and real estate owned) as of March 31, 2015 and September 30, 2014. At neither date did the Company have any accruing loans 90 days or more past due that were accruing.

	March 31, 2015	September 30, 2014
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$5,362	$5,002
Commercial real estate	2,299	877
Construction and land development loans	7,926	-
Total non-accruing loans	15,587	5,879
Real estate owned, net: (1)	-	360
Total non-performing assets	$15,587	$6,239

Total non-performing loans as a percentage of loans, net	4.75%	1.82%
Total non-performing loans as a percentage of total assets	3.01%	1.12%
Total non-performing assets as a percentage of total assets	3.01%	1.19%

(1)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

The Company currently has six loans totaling approximately $1.6 million classified as a TDR which have performed in accordance with new terms for six consecutive months and as reported as performing loans.

Non-interest income. Non-interest income amounted to $2.0 million and $2.3 million for the three and six month periods ended March 31, 2015, compared to $413,000 and $574,000, respectively, for the same periods in 2014. The increase for the 2015 periods was primarily attributable to the $1.8 million gain on the sale of our Center City branch office as well as the recognition of a $138,000 gain on the sale of a loan originated through the Small Business Administration program. By comparison, during the three and six month periods ended March 31, 2014, the Company recorded a $274,000 gain from the sale of private label mortgage-backed securities.

Non-interest expense. For the three and six month periods ended March 31, 2015, non-interest expense increased $557,000 or 18.9% and $680,000 or 11.8%, respectively, compared to the same periods in the prior year. The primary reasons for the increases for the three and six month periods ended March 31, 2015 were increases in salaries and employee benefits, primarily equity benefits, professional services, office occupancy and other operating expenses.

 Income tax expense. For the three month period ended March 31, 2015, the Company recorded a tax benefit of $91,000, compared to a $157,000 tax expense for the same period in 2014. For the six month period ended March 31, 2015, the Company recorded income tax expense of $126,000 as compared to $341,000 for the same period in 2014. The Company’s tax obligation for both three and six month periods in fiscal 2015 was greatly reduced due its ability to utilize its prior period capital loss carryforwards to offset the entire amount of the gain it recorded relating to the sale of its Center City branch office.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-earning assets that provide additional liquidity. At March 31, 2015, our cash and cash equivalents amounted to $27.4 million. In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $71.1 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2015, the Company had $4.8 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process. The Company also had commitments under unused lines of credit of $3.8 million and letters of credit outstanding of $609,000 at March 31, 2015. Certificates of deposit at March 31, 2015 maturing in one year or less totaled $91.8 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances. However, use of FHLB advances has been modest. At March 31, 2015, we had $130,000 in outstanding FHLB advances and had the ability to obtain an additional $201.4 million in FHLB advances. Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of March 31, 2015 and September 30, 2014 and compares them to current regulatory guidelines.

	Actual Ratio	Required for Capital Adequacy Purposes (1)	To Be Well Capitalized Under Prompt Corrective Action Provisions

March 31, 2015:
Tier 1 capital (to average assets)
The Company	24.71%	N/A	N/A
The Bank	18.26%	4.0%	5.0%

Tier 1 common equity (to risk-weighted assets)
The Company	54.69%	N/A	N/A
The Bank	40.45%	4.5%	6.5%

Tier 1 capital (to risk-weighted assets)
The Company	54.69%	N/A	N/A
Bank	40.45%	6.0%	8.0%

Total capital (to risk-weighted assets)
The Company	55.79%	N/A	N/A
The Bank	41.55%	8.0%	10.0%

September 30, 2014:
Tier 1 capital (to average assets)
Company	25.39%	4.0%	N/A
Bank	17.95%	4.0%	5.0%

Tier 1 capital (to risk-weighted assets)
Company	57.21%	4.0%	N/A
Bank	40.52%	4.0%	6.0%

Total capital (to risk-weighted assets)
Company	58.28%	8.0%	N/A
Bank	41.59%	8.0%	10.0%

(1)	The Company is not subject to the regulatory capital ratios imposed by Basel III as a small bank holding company as of March 31, 2015.

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

In recent years, as a part of our asset/liability management strategy we primarily have reduced our investment in longer term fixed-rate callable agency bonds, increased our origination of hybrid adjustable-rate single family residential mortgage loans and increased our portfolio of step-up callable agency bonds and agency issued collaterized mortgage-backed securities (“CMOs”) with short effective life. However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a low interest rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities held to maturity.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2015, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2015, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 9.3% to 31.6%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.7% to 22.1%. For savings accounts, checking accounts and money markets, the decay rates vary on annual basis over a ten year period.

	3 Months or Less	More than 3 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$2,712	$10,013	$17,863	$15,936	$97,998	$144,522
Loans receivable(3)	36,821	50,569	86,706	63,540	90,569	328,205
Other interest-earning assets(4)	25,957	-	-	-	-	25,957
Total interest-earning assets	$65,490	$60,582	$104,569	$79,476	$188,567	$498,684

Interest-bearing liabilities:
Savings accounts	$2,150	$5,743	$9,575	$9,232	$48,027	$74,727
Money market deposit and NOW accounts	3,641	10,923	18,026	14,565	51,495	98,650
Certificates of deposit	25,570	66,285	58,562	59,216	-	209,633
Advances from Federal Home Loan Bank	130	-	-	-	-	130
Advances from borrowers for taxes and insurance	1,625	-	-	-	-	1,625
Total interest-bearing liabilities	$33,116	$82,951	$86,163	$83,013	$99,522	$384,765

Interest-earning assets less interest-bearing liabilities	$32,374	($22,369)	$18,406	($3,537)	$89,045	$113,919

Cumulative interest-rate sensitivity gap (5)	$32,374	$10,005	$28,411	$24,874	$113,919

Cumulative interest-rate gap as a percentage of total assets at March 31, 2015	6.25%	1.93%	5.48%	4.80%	21.98%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at March 31, 2015	197.76%	108.62%	114.05%	108.72%	129.61%

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of March 31, 2015 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates In Basis Points (Rate Shock)	Net Portfolio Value			NPV as % of Portfolio Value of Assets

	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$107,118	$(35,367)	(24.82)%	23.78%	(3.85)%
200	118,419	(24,066)	(16.89)%	25.15%	(2.48)%
100	130,421	(12,064)	(8.47)%	26.45%	(1.18)%
Static	142,485	-	-	27.63%	-
(100)	145,451	2,966	2.08%	27.46%	(0.17)%
(200)	143,410	925	0.65%	26.73%	(0.90)%
(300)	146,298	3,813	2.68%	26.92%	(0.71)%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2015, there has not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2014, set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Exposure to Changes in Interest Rates” and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” in this Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)           and

(b)          Not applicable

(c)          The Company’s repurchases of equity shares for the second quarter of fiscal year 2015 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (1)
January1 - 31, 2015	65,310	$12.20	243,210	706,790
February 1 - 28, 2015	15,000	$12.25	258,210	691,790
March 1 - 31, 2015	51,404	$12.45	309,614	640,386
	131,714	$12.31	309,614

(1) On September 17, 2014, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up 950,000 shares of common stock, approximately 10% of the Company’s outstanding shares, starting on October 9, 2014.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
10.1	Severance Agreement between Jeffrey T. Hanuscin and Prudential Savings Bank dated as of May 6, 2015
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date:	May 11, 2015	By: /s/ Thomas A. Vento
Thomas A. Vento
Chairman, President and Chief Executive Officer

Date:	May 11, 2015	By: /s/ Joseph R. Corrato
Joseph R. Corrato
Executive Vice President and Chief Financial Officer

