Form 10-Q
period 2015-06-30
PRUDENTIAL BANCORP, INC.
filed 2015-08-10
CIK 1578776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-55084

Prudential Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	46-2935427
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1834 Oregon Avenue	19145
Philadelphia, Pennsylvania	Zip Code
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of July 31, 2015, there were 8,612,938 shares outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2015	September 30, 2014
	(Dollars in Thousands,
ASSETS	Except Per Share Data)
Cash and amounts due from depository institutions	$1,974	$2,025
Interest-bearing deposits	18,331	43,357

Total cash and cash equivalents	20,305	45,382

Investment and mortgage-backed securities available for sale (amortized cost—June 30, 2015, $77,984; September 30, 2014, $59,262)	76,992	57,817
Investment and mortgage-backed securities held to maturity (fair value—June 30, 2015, $69,450; September 30, 2014, $79,092)	70,003	80,840
Loans receivable—net of allowance for loan losses (June 30, 2015, $2,673; September 30, 2014, $2,425)	317,487	321,063
Accrued interest receivable	1,716	1,748
Real estate owned	-	360
Federal Home Loan Bank stock—at cost	369	1,221
Office properties and equipment—net	1,402	1,331
Bank owned life insurance	12,638	12,377
Prepaid expenses and other assets	1,682	2,213
Deferred tax asset—net	1,169	1,131
TOTAL ASSETS	$503,763	$525,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$2,177	$2,327
Interest-bearing	373,926	388,698
Total deposits	376,103	391,025
Advances from Federal Home Loan Bank	-	340
Accrued interest payable	939	1,486
Advances from borrowers for taxes and insurance	2,802	1,240
Accounts payable and accrued expenses	1,926	1,967

Total liabilities	381,770	396,058

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 9,544,809 issued and 8,849,938 outstanding at June 30, 2015 and 9,544,809 issued and outstanding at September 30, 2014	95	95
Additional paid-in capital	95,130	94,397
Unearned Employee Stock Ownership Plan shares	(5,020)	(5,302)
Treasury stock, at cost: 694,871 shares at June 30, 2015	(8,853)	-
Retained earnings	41,296	41,188
Accumulated other comprehensive loss	(655)	(953)

Total stockholders’ equity	121,993	129,425

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$503,763	$525,483

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME:
Interest and fees on loans	$3,085	$3,184	$9,629	$9,489
Interest on mortgage-backed securities	465	378	1,331	1,054
Interest and dividends on investments	487	553	1,587	1,639
Interest on interest-bearing assets	18	21	52	108

Total interest income	4,055	4,136	12,599	12,290
INTEREST EXPENSE:
Interest on deposits	851	826	2,623	2,583

Total interest expense	851	826	2,623	2,583

NET INTEREST INCOME	3,204	3,310	9,976	9,707

PROVISION FOR LOAN LOSSES	210	-	585	-

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,994	3,310	9,391	9,707

NON-INTEREST INCOME:
Fees and other service charges	87	103	283	289
Gain on sale of loans, net	-	-	138	-
Gain on sale of office properties, net	231	-	2,024	-
Gain on sale of securities available for sale, net	-	-	-	274
Total other-than-temporary impairment losses	-	(1)	-	(16)
Portion of loss recognized in other comprehensive income, before taxes	-	-	-	-
Net impairment losses recognized in earnings	-	(1)	-	(16)
Income from bank owned life insurance	84	75	261	169
Other	43	17	77	52
Total non-interest income	445	194	2,783	768

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,061	1,578	5,686	4,747
Data processing	97	103	309	323
Professional services	303	196	923	719
Office occupancy	195	122	530	365
Depreciation	84	81	239	244
Payroll taxes	96	85	311	293
Director compensation	107	70	275	241
Deposit insurance	95	54	231	202
Real estate owned expense (recovery)	(2)	87	27	151
Advertising	37	18	140	162
Other	359	362	1,198	1,066
Total non-interest expense	3,432	2,756	9,869	8,513

INCOME BEFORE INCOME TAXES	7	748	2,305	1,962

INCOME TAXES:
Current (benefit) expense	(45)	321	279	496
Deferred expense (benefit)	5	(94)	(193)	72

Total income tax (benefit) expense	(40)	227	86	568

NET INCOME	$47	$521	$2,219	$1,394

BASIC EARNINGS PER SHARE	$0.01	$0.06	$0.26	$0.15

DILUTED EARNINGS PER SHARE	$0.01	$0.06	$0.26	$0.15

DIVIDENDS PER SHARE	$0.18	$0.03	$0.24	$0.03

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014

	(Dollars in Thousands)		(Dollars in Thousands)
Net income	$47	$521	$2,219	$1,394

Unrealized holding (losses) gains on available-for-sale securities	(1,145)	932	452	1,232
Tax effect	389	(317)	(154)	(419)
Reclassification adjustment for net gains realized in net income	-	-	-	(274)
Tax effect	-	-	-	93
Reclassification adjustment for other-than-temporary impairment losses on debt securities	-	1	-	16
Tax effect	-	-	-	(5)
Total other comprehensive (loss) income	(756)	616	298	643

Comprehensive (loss) Income	$(709)	$1,137	$2,517	$2,037

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, OCTOBER 1, 2014	$95	$94,397	$(5,302)	$-	$41,188	$(953)	$129,425

Net income					2,219		2,219

Other comprehensive income						298	298

Dividends paid ($0.24 per share)					(2,111)		(2,111)

Excess tax benefit from stock
compensation plans		118					118

Purchase of treasury stock (694,871 shares)				(8,853)			(8,853)

Stock option expense		241					241

Restricted stock expense		173					173

ESOP shares committed to be released (26,638 shares)		201	282				483

BALANCE, JUNE 30, 2015	$95	$95,130	$(5,020)	$(8,853)	$41,296	$(655)	$121,993

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, OCTOBER 1, 2013	$118	$55,297	$(2,565)	$(31,625)	$39,979	$(1,292)	$59,912

Net income					1,394		1,394

Other comprehensive income						643	643

Dividends paid ($0.03 per share)					(286)		(286)

Second-step conversion offering	(23)	38,725		31,625			70,327

Excess tax benefit from stock compensation plans		69					69

Stock option expense		116					116

Restricted stock expense		107					107

Purchase of ESOP shares (285,664 shares)			(3,089)				(3,089)

ESOP shares committed to be released (23,155 shares)		5	258				263

BALANCE, JUNE 30, 2014	$95	$94,319	$(5,396)	$-	$41,087	$(649)	$129,456

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2015	2014

OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income	$2,219	$1,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	239	244
Net accretion of premiums/discounts	(192)	(264)
Provision for loan losses	585	-
Net amortization of deferred loan fees and costs	187	177
Impairment charge on investment and mortgage-backed securities	-	16
Share-based compensation expense	414	292
Gain from sale of investment and mortgage-backed securities	-	(274)
Income from bank owned life insurance	(261)	(169)
Gain from sale of loans	(138)	-
Originations of loans held for sale	(2,400)	-
Proceeds from sale of loans held for sale	2,538	-
Gain from sale of office properties	(2,024)	-
Compensation expense of ESOP	483	263
Deferred income tax (benefit) expense	(193)	72
Changes in assets and liabilities which used cash:
Accrued interest receivable	32	(34)
Prepaid expenses and other assets	532	1,114
Accrued interest payable	(547)	(612)
Accounts payable and accrued expenses	(41)	73
Net cash provided by operating activities	1,433	2,292
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	-	(7,000)
Purchase of investment and mortgage-backed securities available for sale	(22,837)	(17,452)
Loans originated or acquired	(53,139)	(54,178)
Principal collected on loans	55,943	38,756
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	10,875	7,142
Available-for-sale	4,268	2,856
Proceeds from redemption of FHLB stock	852	-
Purchase of FHLB Stock	-	(40)
Proceeds from sale of investments and mortgage-backed securities	-	1,321
Purchase of bank owned life insurance	-	(5,000)
Proceeds from sale of real estate owned	360	29
Proceeds from sale of office properties	2,114	-
Purchases of equipment	(400)	(93)
Net cash used in investing activities	(1,964)	(33,659)
FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts,and savings accounts	(5,738)	(2,382)
Redemption of funds held in escrow relating to second-step conversion	-	(145,675)
Net decrease in certificates of deposit	(9,184)	(17,789)
Increase in advances from borrowers for taxes and insurance	1,562	889
Repayment of advance from the FHLB	(340)	-
Cash dividends paid	(2,111)	(286)
Issuance of common stock relating to second-step conversion	-	38,702
Cancelation of treasury stock	-	31,625
Purchase of stock for ESOP	-	(3,089)
Purchase of treasury stock	(8,853)	-
Excess tax benefit related to stock compensation plans	118	69
Net cash used in financing activities	(24,546)	(97,936)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,077)	(129,303)

CASH AND CASH EQUIVALENTS—Beginning of period	45,382	158,984

CASH AND CASH EQUIVALENTS—End of period	$20,305	$29,681
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$3,170	$3,195

Income taxes paid	$475	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$-	$83

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

The Bank is a community-oriented Pennsylvania-chartered savings bank headquartered in South Philadelphia. The banking office network currently consists of the headquarters and main office and six full-service branch offices. Five of the banking offices are located in Philadelphia (Philadelphia County), one is in Drexel Hill, Delaware County, Pennsylvania and the remaining branch is located in Chalfont, Bucks County, Pennsylvania. The Bank maintains ATMs at all seven of the banking offices. The Bank also provides on-line and mobile banking services.

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

Basis of presentation –The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three and nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential Bancorp, Inc. and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The most significant estimates and assumptions in the Company’s consolidated financial statements are recorded in the allowance for loan losses, deferred income taxes, other-than-temporary impairment, and the fair value measurement for financial instruments. Actual results could differ from those estimates.

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

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. During the nine month period ended June 30, 2015, the Company repurchased 694,871 shares at an approximate total cost of $8.9 million.

FHLB Stock – FHLB stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale. FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration. Management concluded that the FHLB stock was not impaired at June 30, 2015.

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

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This ASU did not have a significant impact on the Company’s financial statements.

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

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement –Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This ASU is not expected to have a significant impact on the Compny’s financial statements.

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

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. Topic 260, Earnings Per Share, contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (EITF) Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships. Under Topic 260, master limited partnerships apply the two-class method of calculating earnings per unit because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash in accordance with the contractual rights contained in the partnership agreement. The amendments in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The Update applies to reporting entities that elect to measure the fair value of an investment using the net asset value per share (or its equivalent) practical expedient. Under the amendments in this Update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. A reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-08, Business Combinations - Pushdown Accounting - Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This ASU was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115 which deleted certain topics related to push down accounting in order to make the SEC’s interpretive guidance consistent with current accounting and audit guidance. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,

	2015		2014
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands, Except Per Share Data)

Net income	$47	$47	$521	$521
Weighted average shares outstanding	8,195,086	8,195,086	8,971,874	8,971,874
Effect of dilutive common stock equivalents	-	165,431	-	216,541
Adjusted weighted average shares used in earnings per share computation	8,195,086	8,360,517	8,971,874	9,188,415
Earnings per share - basic and diluted	$0.01	$0.01	$0.06	$0.06

	Nine Months Ended June 30,

	2015		2014
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands, Except Per Share Data)

Net income	$2,219	$2,219	$1,394	$1,394
Weighted average shares outstanding	8,539,207	8,539,207	9,088,086	9,088,086
Effect of dilutive common stock equivalents	-	158,303	-	211,429
Adjusted weighted average shares used in earnings per share computation	8,539,207	8,697,510	9,088,086	9,299,515
Earnings per share - basic and diluted	$0.26	$0.26	$0.15	$0.15

As of June 30, 2015 and June 30, 2014, there were 684, 403 and 383,015 shares of common stock, respectively, subject to options with an exercise price greater than the then current market and which were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The exercise price for the stock options representing the anti-dilutive shares was $12.23 and $11.83 at June 30, 2015 and 2014, respectively.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax:

	Three Months Ended June 30,
	2015	2014
	(Dollars in Thousands)
	Unrealized gains (losses) on available for sale securities (a)	Unrealized gains (losses) on available for sale securities (a)
Beginning Balance	$101	$(1,265)
Other comprehensive (loss)income before reclassification	(756)	615
Amount reclassified from accumulated other comprehensive income	-	1
Total other comprehensive (loss) income	(756)	616
Ending Balance	$(655)	$(649)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

	Nine Months Ended June 30,
	2015	2014
	(Dollars in Thousands)
	Unrealized gains (losses) on available for sale securities (a)	Unrealized gains (losses) on available for sale securities (a)
Beginning Balance	$(953)	$(1,292)
Other comprehensive income before reclassification	298	813
Amount reclassified from accumulated other comprehensive loss	-	(170)
Total other comprehensive income	298	643
Ending Balance	$(655)	$(649)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss:

	Three Months Ended June 30,
	2015	2014
Details about other comprehensive income	Amount Reclassified from Accumulated Other Comprehensive Income (a)	Amount Reclassified from Accumulated Other Comprehensive Income (a)	Affected Line Item in the Statement Where Net Income is Presented
	(Dollars in Thousands)
Unrealized gains on available for sale securities	$-	$-	Gain on sale of securities available for sale
	-	-	Income taxes
	-	(1)	Net impairment losses recognized in earnings
	-	-	Income taxes
	$-	$(1)	Net of tax

(a) Amounts in parentheses indicate debits to net income.

	Nine Months Ended June 30,
	2015	2014
Details about other comprehensive income	Amount Reclassified from Accumulated Other Comprehensive Income (a)	Amount Reclassified from Accumulated Other Comprehensive Income (a)	Affected Line Item in the Statement Where Net Income is Presented
	(Dollars in Thousands)
Unrealized gains on available for sale securities	$-	$274	Gain on sale of securities available for sale
	-	(93)	Income taxes
	-	(16)	Net impairment losses recognized in earnings
	-	5	Income taxes
	$-	$170	Net of tax
(a) Amounts in parentheses indicate debits to net income.

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,988	$-	$(671)	$18,317
Mortgage-backed securities - U.S. government agencies	58,990	273	(647)	58,616
Total debt securities available for sale	77,978	273	(1,318)	76,933

FHLMC preferred stock	6	53	-	59

Total securities available for sale	$77,984	$326	$(1,318)	$76,992

Securities Held to Maturity:
U.S. government and agency obligations	$57,926	$438	$(1,956)	$56,408
Mortgage-backed securities - U.S. government agencies	12,077	982	(17)	13,042

Total securities held to maturity	$70,003	$1,420	$(1,973)	$69,450

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,987	$-	$(1,143)	$17,844
Mortgage-backed securities - U.S. government agencies	40,269	188	(554)	39,903
Total debt securities available for sale	59,256	188	(1,697)	57,747

FHLMC preferred stock	6	64	-	70

Total securities available for sale	$59,262	$252	$(1,697)	$57,817

Securities Held to Maturity:
U.S. government and agency obligations	$66,919	$502	$(3,270)	$64,151
Mortgage-backed securities - U.S. government agencies	13,921	1,130	(110)	14,941

Total securities held to maturity	$80,840	$1,632	$(3,380)	$79,092

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities which had unrealized losses as of June 30, 2015, aggregated by investment category and length of time that individual securities had been in a continuous loss position at June 30, 2015:

	Less than 12 months		More than 12 months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(170)	$4,827	$(501)	$13,490	$(671)	$18,317
Mortgage-backed securities - U.S. government agencies	(492)	28,684	(155)	9,520	(647)	38,204

Total securities available for sale	(662)	33,511	(656)	23,010	(1,318)	56,521

Securities Held to Maturity:
U.S. government and agency obligations	(70)	8,422	(1,886)	41,565	(1,956)	49,987
Mortgage-backed securities - U.S. government agencies	-	-	(17)	2,393	(17)	2,393
Total securities held to maturity	(70)	8,422	(1,903)	43,958	(1,973)	52,380

Total	$(732)	$41,933	$(2,559)	$66,968	$(3,291)	$108,901

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities which had unrealized losses as of September 30, 2014, aggregated by investment category and length of time that individual securities had been in a continuous loss position at September 30, 2014:

	Less than 12 months		More than 12 months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$-	$-	$(1,143)	$17,844	$(1,143)	$17,844
Mortgage-backed securities - U.S. government agency	(184)	16,437	(370)	13,303	(554)	29,740

Total securities available for sale	(184)	16,437	(1,513)	31,147	(1,697)	47,584

Securities Held to Maturity:
U.S. government and agency obligations	(73)	6,408	(3,197)	49,243	(3,270)	55,651
Mortgage-backed securities - U.S. government agency	-	-	(110)	4,542	(110)	4,542
Total securities held to maturity	(73)	6,408	(3,307)	53,785	(3,380)	60,193

Total	$(257)	$22,845	$(4,820)	$84,931	$(5,077)	$107,776

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least once each quarter, and more frequently when economic or market concerns warrant such evaluation. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of the security has been less than amortized cost, and the near-term prospects of the issuer.

The Company assesses whether a credit loss exists with respect to a security by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery has occurred, and (3) it does not expect to recover the entire amortized cost basis of the security. The Company bifurcates the OTTI impact on impaired securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI, with the amortized cost basis of the debt security. The Company uses the cash flows expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the security and other factors, then applies a discount rate equal to the effective yield of the security. The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss. The fair value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the particular security. The difference between the fair value and the security’s remaining amortized cost which represents loss related to other factors is recognized in other comprehensive income (loss).

During the three and nine months ended June 30, 2015, the Company determined there were no OTTI that occurred within the investment and mortgage-back securities portfolios.

The following is a rollforward for the three and nine months ended June 30, 2014 of the amounts recognized in earnings related to credit losses on securities on which the Company recorded OTTI charges through earnings and comprehensive income (loss).

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

U.S. Government Agency Obligations - The Company’s investments reflected in the tables above in U.S. Government agency notes consist of debt obligations of the FHLB and Federal Farm Credit System (“FFCS”). These securities are typically rated AAA by one of the internationally recognized credit rating services. At June 30, 2015, U.S. Government and agency obligations in a gross unrealized loss for less than 12 months consisted of five securities. There were 21 securities in a gross unrealized loss for more than 12 months at such date. The unrealized losses on these debt securities relate principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not a result of a projected shortfall of cash flows. The Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

U.S. Agency Issued Mortgage-Backed Securities - At June 30, 2015, there were 21 securities in a gross unrealized loss for less than 12 months while there were seven securities in a gross unrealized loss for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. The Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

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

	June 30, 2015
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one through five years	2,983	3,262	-	-
Due after five through ten years	7,500	7,315	1,999	1,947
Due after ten years	47,443	45,831	16,989	16,370

Total	$57,926	$56,408	$18,988	$18,317

During both the three and nine month periods ended June 30, 2015, no securities were sold. During the three month period ended June 30, 2014, no securities were sold and for the nine month period ended June 30, 2014, the Company sold five mortgage-backed securities with an aggregate amortized cost of $1.0 million and recognized aggregate gains of $274,000 (pre-tax). During the nine month period ended June 30, 2014, no securities were sold at a loss.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30, 2015	September 30, 2014
	(Dollars in Thousands)
One-to-four family residential	$266,583	$282,637
Multi-family residential	6,304	7,174
Commercial real estate	25,419	16,113
Construction and land development	40,580	22,397
Commercial business	-	1,976
Consumer	378	399

Total loans	339,264	330,696

Undisbursed portion of loans-in-process	(21,295)	(9,657)
Deferred loan costs	2,191	2,449
Allowance for loan losses	(2,673)	(2,425)

Net loans	$317,487	$321,063

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at June 30, 2015:

	One- to-four family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,639	60	215	507	-	4	248	2,673
Total ending allowance balance	$1,639	$60	$215	$507	$-	$4	$248	$2,673

Loans:
Individually evaluated for impairment	$8,924	$355	$3,912	$8,029	$-	$-		$21,220
Collectively evaluated for impairment	257,659	5,949	21,507	32,551	-	378		318,044
Total loans	$266,583	$6,304	$25,419	$40,580	$-	$378		$339,264

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

The loan portfolio is segmented at a level that allows management to monitor both risk and performance. Management evaluates for potential impairment all construction loans, commercial real estate and commercial business loans and all loans 90 plus days delinquent as to principal and/or interest. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect in full the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of June 30, 2015:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	(Dollars in Thousands)
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
One-to-four family residential	$-	$-	$8,924	$8,924	$9,315
Multi-family residential	-	-	355	355	355
Commercial real estate	-	-	3,912	3,912	3,912
Construction and land development	-	-	8,029	8,029	8,029
Total Loans	$-	$-	$21,220	$21,220	$21,611

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not required as of September 30, 2014:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	(Dollars in Thousands)
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
One-to-four family residential	$-	$-	$10,436	$10,436	$11,135
Multi-family residential	-	-	368	368	368
Commercial real estate	-	-	3,777	3,777	3,777
Construction and land development	-	-	7,399	7,399	7,399
Total Loans	$-	$-	$21,980	$21,980	$22,679

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended June 30, 2015
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$9,222	$115	$42
Multi-family residential	357	6	-
Commercial real estate	3,832	54	24
Construction and land development	7,977	109	65
Total Loans	$21,388	$284	$131

	Nine Months Ended June 30, 2015
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$9,865	$378	$119
Multi-family residential	361	19	-
Commercial real estate	3,801	157	58
Construction and land development	7,728	318	129
Total Loans	$21,755	$872	$306

	Three Months Ended June 30, 2014
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$10,030	$78	$85
Multi-family residential	188	7	-
Commercial real estate	1,468	8	7
Construction and land development	4,052	34	-
Total Loans	$15,738	$127	$92

	Nine Months Ended June 30, 2014
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$10,342	$242	$136
Multi-family residential	285	20	7
Commercial real estate	1,926	18	14
Construction and land development	2,628	70	-
Total Loans	$15,181	$350	$157

Federal regulations and our loan policy require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated an internal asset classification system, consistent with Federal banking regulations, as a part of its credit monitoring system. Management currently classifies problem and potential problem assets as “special mention”, “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

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

	June 30, 2015
	Pass	Special Mention	Substandard	Total Loans
	(Dollars in Thousands)
One-to-four family residential	$3,442	$1,432	$4,050	$8,924
Multi-family residential	5,949	-	355	6,304
Commercial real estate	22,572	-	2,847	25,419
Construction and land development	32,551	-	8,029	40,580
Total Loans	$64,514	$1,432	$15,281	$81,227

	September 30, 2014
	Pass	Special Mention	Substandard	Total Loans
	(Dollars in Thousands)
One-to-four family residential	$-	$1,509	$10,436	$11,945
Multi-family residential	6,806	-	368	7,174
Commercial real estate	11,347	989	3,777	16,113
Construction and land development	14,998	-	7,399	22,397
Commercial business	1,976	-	-	1,976
Consumer	-	119	-	119
Total Loans	$35,127	$2,617	$21,980	$59,724

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

	June 30, 2015
	Performing	Non- Performing	Total Loans
	(Dollars in Thousands)
One-to-four family residential	$257,659	$-	$257,659
Consumer	378	-	378
Total Loans	$258,037	$-	$258,037

	September 30, 2014
	Performing	Non- Performing	Total Loans
	(Dollars in Thousands)
One-to-four family residential	$270,692	$-	$270,692
Consumer	280	-	280
Total Loans	$270,972	$-	$270,972

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following table presents the loan categories of the loan portfolio summarized by the aging categories of performing and delinquent loans and nonaccrual loans:

	June 30, 2015
	Current	30-89 Days Past Due	90 Days + Past Due	90 Days+ Past Due and Accruing	Total Past Due and Accruing	Total Loans	Non- Accrual
	(Dollars in Thousands)
One-to-four family residential	$262,629	$529	$3,425	$-	$529	$266,583	$4,949
Multi-family residential	6,304	-	-	-	-	6,304	-
Commercial real estate	25,237	-	182	-	-	25,419	2,462
Construction and land development	40,580	-	-	-	-	40,580	8,029
Consumer	378	-	-	-	-	378	-
Total Loans	$335,128	$529	$3,607	$-	$529	$339,264	$15,440

	September 30, 2014
	Current	30-89 Days Past Due	90 Days + Past Due	90 Days+ Past Due and Accruing	Total Past Due and Accruing	Total Loans	Non- Accrual
	(Dollars in Thousands)
One-to-four family residential	$278,716	$475	$3,446	$-	$475	$282,637	$5,002
Multi-family residential	7,174	-	-	-	-	7,174	-
Commercial real estate	16,113	-	-	-	-	16,113	877
Construction and land development	22,397	-	-	-	-	22,397	-
Commercial business	1,976	-	-	-	-	1,976	-
Consumer	399	-	-	-	-	399	-
Total Loans	$326,775	$475	$3,446	$-	$475	$330,696	$5,879

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

Commercial real estate loans entail significant additional credit risks compared to one-to-four family residential mortgage loans, as they generally involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is also the primary occupant, and thus may be subject to a greater extent to the effects of adverse conditions in the real estate market and in the economy in general. Commercial business loans typically involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes the Company to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. These events may adversely affect both the borrowers as well as the value of the collateral property. Such lending is additionally subject to the risk that if the estimate of construction cost proves to be inaccurate, potentially the Company will be compelled to advance additional funds. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company would be able to recover the entire unpaid portion of the loan.

The following tables summarize the primary segments of the allowance for loan losses. Activity in the allowance is presented for the three and nine month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at March 31, 2015	$1,545	$51	$207	$545	$-	$4	$236	$2,588
Charge-offs	(126)	-	-	-	-	-	-	(126)
Recoveries	1	-	-	-	-	-	-	1
Provision	219	9	8	(38)	-	-	12	210
ALLL balance at June 30, 2015	$1,639	$60	$215	$507	$-	$4	$248	$2,673

	Nine Months Ended June 30, 2015
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2014	$1,663	$67	$122	$323	$15	$4	$231	$2,425
Charge-offs	(338)	-	-	-	-	-	-	(338)
Recoveries	1	-	-	-	-	-	-	1
Provision	313	(7)	93	184	(15)	-	17	585
ALLL balance at June 30, 2015	$1,639	$60	$215	$507	$-	$4	$248	$2,673

The increase in the provision for the fiscal 2015 periods was primarily a result of replenishing the allowance related to one-to-four family loans that were charged-off during the period based upon the balance of such loans at June 30, 2015. In addition, the allowance associated with construction and land development loans was impacted by the increase in the outstanding balance of such loans triggering the need to increase the Company’s allowance.

	Three Months Ended June 30, 2014
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at March 31, 2014	$1,425	$64	$141	$523	$4	$3	$230	$2,390
Charge-offs	(205)	-	-	-	-	-	-	(205)
Recoveries	-	-	-	-	-	-	-	-
Provision	86	38	90	(234)	-	2	18	-
ALLL balance at June 30, 2014	$1,286	$58	$125	$512	$3	$1	$200	$2,185

	Nine Months Ended June 30, 2014
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2013	$1,384	$22	$70	$653	$4	$2	$218	$2,353
Charge-offs	(215)	-	-	-	-	-	-	(215)
Recoveries	47	-	-	-	-	-	-	47
Provision	70	36	55	(141)	(1)	(1)	(18)	-
ALLL balance at June 30, 2014	$1,286	$58	$125	$512	$3	$1	$200	$2,185

The decrease in the provision for the fiscal 2014 periods primarily related to the construction and land development loan category and was due mainly to a decrease in the historical loss factor. This decrease was a direct result of prior period charge-offs that occurred prior to the three year period utilized for calculation of this component of the allowance for loan losses.

The following tables summarize information regarding troubled debt restructurings (“TDR”) occurring in the periods presented for both three and nine months ended June 30, 2015 and 2014.

The Company did not restructure any debt during the three month period ended June 30, 2015.

	Nine Months Ended June 30, 2015
(Dollars in Thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate	1	$750	$750
Construction and land development	1	3,665	3,665
	2	$4,415	$4,415

	Three Months Ended June 30, 2014
(Dollars in Thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

One-to-four family	1	$453	$800
	1	$453	$800

	Nine Months Ended June 30, 2014
(Dollars in Thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

One-to-four family	1	$1,468	$1,468
Commercial	1	453	800
	2	$1,921	$2,268

At June 30, 2015, the Company had ten loans classified as TDRs aggregating $8.3 million, consisting two single-family real estate loans which amounted to $1.6 million, one construction and land development loan totaling $3.6 million and seven commercial real estate loans which amounted to $3.1 million. Of these loans, one single-family real estate loan totaling $1.4 million, two commercial real estate loans totaling $1.6 million and a construction and land development loan totaling $3.7 million were determined to be non-performing, until management has made the decision to designate these credits as performing. Typically management will wait a minimum of six consecutive contractual payments prior to change the designation. All TDRs, with the exception of one commercial real estate loan totaling $884,000, were classified as “substandard” as of June 30, 2015.

No TDRs defaulted during the three and nine month periods ended June 30, 2015 or 2014 that were restructured in the twelve months preceding the periods presented.

6.	DEPOSITS

Deposits consist of the following major classifications:

	June 30, 2015		September 30, 2014

	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$62,299	16.6%	$64,665	16.5%
Interest-bearing checking accounts	35,958	9.6	38,119	9.8
Non interest-bearing checking accounts	2,177	0.6	2,327	0.6
Passbook, club and statement savings	72,214	19.2	73,275	18.8
Certificates maturing in six months or less	56,252	15.0	48,359	12.4
Certificates maturing in more than six months	147,203	39.0	164,280	41.9

Total	$376,103	100.0%	$391,025	100.0%

Certificates of deposit of $250,000 and over totaled $33.9 million as of June 30, 2015 and $33.1 million as of September 30, 2014.

7.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	June 2015	September 30, 2014
Deferred tax assets:	(Dollars in Thousands)
Allowance for loan losses	$1,124	$1,123
Nonaccrual interest	94	125
Accrued vacation	118	108
Capital loss carryforward	548	1,211
Split dollar life insurance	20	20
Post-retirement benefits	132	137
Unrealized loss on available for sale securities	337	491
Employee benefit plans	477	382

Total deferred tax assets	2,850	3,597
Valuation allowance	(548)	(1,211)
Total deferred tax assets, net of valuation allowance	2,302	2,386

Deferred tax liabilities:
Property	387	422
Deferred loan fees	746	833

Total deferred tax liabilities	1,133	1,255

Net deferred tax asset	$1,169	$1,131

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be realized through a carry back to taxable income in prior years or future reversals of existing taxable temporary differences, and/or to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The valuation allowance totaled $548,000 at June 30, 2015.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations as a component of income tax expense. As of June 30, 2015, the Internal Revenue Service had conducted an audit of the Company’s federal tax return for the year ended September 30, 2010, and no adverse findings were reported. The Company’s federal and state income tax returns for taxable years through September 30, 2011 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

8.	STOCK COMPENSATION PLANS

The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The ESOP purchased 427,057 shares (on a converted basis) of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005. The ESOP purchased an additional 255,564 shares during December 2013 and an additional 30,100 shares at the beginning January 2014, of the Company’s stock for an aggregate cost of approximately $3.1 million. The shares were purchased with the proceeds of loans from the Company. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of June 30, 2015, the ESOP held 697,301 shares and the Company had allocated a total of 222,685 shares from the suspense account to participants and committed to release an additional 17,761 shares. For the nine months ended June 30, 2015, the Company recognized $483,000 in compensation expense related to the ESOP.

The Company maintains the 2008 Recognition and Retention Plan (“2008 RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the RRP Trust purchased 213,528 shares (on a converted basis) of the Company’s common stock in the open market for approximately $2.5 million, at an average purchase price per share of $11.49 as part of the 2008 RRP. The Company made sufficient contributions to the RRP Trust to fund these purchases. As of June 30, 2015, all the shares had been awarded as part of the 2008 RRP. Shares subject to awards under the 2008 RRP generally vest at the rate of 20% per year over five years. As of June 30, 2015, 185,788 (on a converted basis) of the awarded shares of the 2008 Plan had become fully vested. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares can be awarded as restricted stock awards or units, of which 235,500 shares were awarded during February 2015.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three and nine months ended June 30, 2015, $154,000 and $263,000, respectively, was recognized in compensation expense for the 2008 RRP and the grants pursuant to the 2014 SIP. Income tax benefits of $52,000 and $89,000 were recognized for the three and nine months ended June 30, 2015. During the three and nine months ended June 30, 2014, $21,000 and $107,000, respectively, was recognized in compensation expense for the 2008 RRP. An income tax benefit of $7,000 was recognized for the three months ended June 30, 2014 while an income tax benefit of $55,000 was recognized for the nine months ended June 30, 2014. At June 30, 2015, approximately $2.8 million in additional compensation expense for the shares awarded related to the 2008 RRP and the 2014 SIP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the nine months ended June 30, 2015 and 2014 are presented in the following tables:

	Nine Months Ended June 30, 2015
	Number of Shares (1)	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2014	38,055	$8.07
Issued	235,500	12.23
Forfeited	-	-
Vested	(10,314)	8.22
Nonvested stock awards at the June 30, 2015	263,241	$11.79

	Nine Months Ended June 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2013	79,477	$9.56
Issued	-	-
Forfeited	-	-
Vested	(41,422)	10.93
Nonvested stock awards at the June 30, 2014	38,055	$8.11

The Company maintains the 2008 Stock Option Plan (the “2008 Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares (on a converted basis) of common stock were approved for future issuance pursuant to the 2008 Stock Option Plan. As of June 30, 2015, all of the options had been awarded under the 2008 Option Plan. As of June 30, 2015, 419,801 options (on a converted basis) were vested under the 2008 Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 608,737 shares were awarded during February 2015, 605,000 shares pursuant to the 2014 SIP and the remainder pursuant to the 2008 Option Plan.

A summary of the status of the Company’s stock options under the 2008 Option Plan and the 2014 SIP as of June 30, 2015 and 2014 and changes during the nine month periods ended June 30, 2015 and 2014 are presented below:

	Nine Months Ended June 30, 2015
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2014	530,084	$10.86
Granted	608,737	12.23
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2015	1,138,821	$11.59
Exercisable at June 30, 2015	445,147	$11.37

	Nine Months Ended June 30, 2014
	Number of Shares (1)	Weighted Average Exercise Price

Outstanding at October 1, 2013	516,739	$10.86
Granted	13,545	10.68
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2014	530,284	$10.86
Exercisable at June 30, 2014	415,733	$11.57

The weighted average remaining contractual term was approximately 7.3 years for options outstanding as of June 30, 2015.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013, $4.67 for the options granted during fiscal 2014 and $4.58 for options granted during fiscal 2015. The fair value for grants made in fiscal 2015 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $12.23, term of seven years, volatility rate of 38.16%, interest rate of 1.62% and a yield rate of 0.98%.

During the three and nine months ended June 30, 2015, $158,000 and $268,000, respectively, was recognized in compensation expense for options granted pursuant to the 2008 Option Plan and the 2014 SIP. Tax benefits of $16,000 and $28,000, respectively, were recognized for the three and nine months ended June 30, 2015. During the three and nine months ended June 30, 2014, $25,000 and $116,000, respectively, was recognized in compensation expense for the 2008 Option Plan. Tax benefits of $3,000 and $14,000, respectively, were recognized for the three and nine months ended June 30, 2014. At June 30, 2015, approximately $2.8 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 4.5 years.

9.	COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2015, the Company had $4.2 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.25% to 8.00%. At September 30, 2014, the Company had $25.3 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.25% to 6.00%. The aggregate undisbursed portion of loans-in-process amounted to $21.3 million at June 30, 2015 and $9.7 million at September 30, 2014.

The Company also had commitments under unused lines of credit of $3.6 million as of both June 30, 2015 and September 30, 2014 and letters of credit outstanding of $2.6 million and $609,000, respectively, at June 30, 2015 and September 30, 2014.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At June 30, 2015, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $60,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2015 and September 30, 2014, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Generally accepted accounting principles used in the United States establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

The three broad levels of hierarchy are as follows:

	Level 1	Quoted prices in active markets for identical assets or liabilities.
	Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
	Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets as of June 30, 2015 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$18,317	$-	$18,317
Mortgage-backed securities - U.S. Government agencies	-	58,616	-	58,616
FHLMC preferred stock	59	-	-	59
Total	$59	$76,933	$-	$76,992

Those assets as of September 30, 2014 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$17,844	$-	$17,844
Mortgage-backed securities - U.S. Government agencies	-	39,903	-	39,903
FHLMC preferred stock	70	-	-	70
Total	$70	$57,747	$-	$57,817

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value in excess of $21.2 million as of June 30, 2015.

Summary of Non-Recurring Fair Value Measurements

	At June 30, 2015
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$21,220	$21,220
Total	$-	$-	$21,220	$21,220

	At September 30, 2014
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$21,980	$21,980
Total	$-	$-	$21,980	$21,980

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At June 30, 2015
	(Dollars in Thousands)
	Fair Value	Valuation Technique	Unobservable Input	Range/ Weighted Ave.
Impaired loans	$21,220	Property appraisals(1) (3)	Management discount for selling costs, property type and market volatility (2)	10% discount

	At September 30, 2014
	(Dollars in Thousands)
	Fair Value	Valuation Technique	Unobservable Input	Range / Weighted Ave.
Impaired loans	$21,980	Property appraisals(1) (3)	Management discount for selling costs, property type and market volatility (2)	10% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

			Fair Value Measurements at June 30, 2015
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$20,305	$20,305	$20,305	$-	$-
Investment and mortgage-backed
securities available for sale	76,992	76,992	59	76,933	-
Investment and mortgage-backed
securities held to maturity	70,003	69,450	-	69,450	-
Loans receivable, net	317,487	315,966	-	-	315,966
Accrued interest receivable	1,716	1,716	1,716	-	-
Federal Home Loan Bank stock	369	369	369	-	-
Bank owned life insurance	12,638	12,638	12,638	-	-

Liabilities:
Checking accounts	38,135	38,135	38,135	-	-
Money market deposit accounts	62,299	62,299	62,299	-	-
Passbook, club and statement
savings accounts	72,214	72,214	72,214	-	-
Certificates of deposit	203,455	207,241	-	-	207,241
Accrued interest payable	939	939	939	-	-
Advances from borrowers for taxes and insurance	2,802	2,802	2,802	-	-

			Fair Value Measurements at September 30, 2014
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$45,382	$45,382	$45,382	$-	$-
Investment and mortgage-backed securities available for sale	57,817	57,817	70	57,747	-
Investment and mortgage-backed securities held to maturity	80,840	79,092	-	79,092	-
Loans receivable, net	321,063	321,247	-	-	321,247
Accrued interest receivable	1,748	1,748	1,748	-	-
Federal Home Loan Bank stock	1,221	1,221	1,221	-	-
Bank owned life insurance	12,377	12,377	12,377	-	-

Liabilities:
Checking accounts	40,446	40,446	40,446	-	-
Money market deposit accounts	64,665	64,665	64,665	-	-
Passbook, club and statement savings accounts	73,275	73,275	73,275	-	-
Certificates of deposit	212,639	217,273	-	217,273	-
Advances from Federal Home Loan Bank	340	340	340	-	-
Accrued interest payable	1,486	1,486	1,486	-	-
Advances from borrowers for taxes and insurance	1,240	1,240	1,240	-	-

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

Overview. Prudential Bancorp, Inc. (the “Company”) was formed by Prudential Bancorp, Inc. of Pennsylvania to become the successor holding company for Prudential Savings Bank (the “Bank”) as a result of the second-step conversion completed in October 2013. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, non-interest income (which includes impairment charges) and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy expense, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking and Securities (the “Department”). The Bank’s main office is in Philadelphia, Pennsylvania, with six additional full-service banking offices located in Philadelphia, Delaware and Bucks Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In November 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank. In March 2006, all mortgage-backed securities then owned by the Company were transferred to PSB Delaware, Inc. PSB Delaware, Inc.’s activities are included as part of the consolidated financial statements.

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

Management monitors its allowance for loan losses at least quarterly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends. In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

•	Levels of past due, classified, criticized and non-accrual loans, troubled debt restructurings and loan modifications;
•	Nature and volume of loans;
•	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries and for commercial loans, the level of loans being approved with exceptions to lending policy;
•	Experience, ability and depth of management and staff;
•	National and local economic and business conditions, including various market segments;
•	Quality of the Company’s loan review system and degree of Board oversight;
•	Concentrations of credit and changes in levels of such concentrations; and
•	Effect of external factors on the level of estimated credit losses in the current portfolio.

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

Investment and mortgage-backed securities available for sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of June 30, 2015 or September 30, 2014.

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

In addition, certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and investment securities, as well as FHLB stock at fair value on a non-recurring basis.

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

Forward looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made unless required by law or regulations.

Market Overview. Although the economy slowly improved during 2014 and 2015, we still view the current environment as challenging.

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

The following discussion provides further details on the financial condition of the Company at June 30, 2015 and September 30, 2014, and the results of operations for the three and nine months ended June 30, 2015 and 2014.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2015 AND SEPTEMBER 30, 2014

At June 30, 2015, the Company had total assets of $503.8 million, as compared to $525.5 million at September 30, 2014, a decrease of 4.3%. The decline in total assets was primarily due to the reduction of cash and cash equivalents in large part due to deposit withdrawals of higher costing certificates of deposit as part of the Company’s asset/liability management combined with funding the Company’s current stock repurchase program. Cash and cash equivalents decreased $25.1 million to $20.3 million at June 30, 2015, compared to $45.4 million at September 30, 2014. Loans receivable decreased to $317.5 million at June 30, 2015 from $321.1 million at September 30, 2014. Loans receivable declined primarily due to a $16.1 million reduction in one-to-four family residential mortgage loans partially offset by increases in commercial real estate and construction and land development loans (net of loans in process) of $9.3 million and $6.5 million, respectively, which generally have higher yields and shorter terms. These loans are secured by properties located within our immediate market area. Investment securities classified as available-for-sale increased by $19.2 million to $77.0 million as of June 30, 2015 primarily due to the purchase of GNMA-guaranteed mortgage-backed securities aggregating $22.8 million. Investment securities classified held-to-maturity declined approximately $10.9 million to $70.0 million as of June 30, 2015 primarily due to four U.S. government agency bonds aggregating $9.0 million being called during the nine months ended June 30, 2015.

Total liabilities decreased by $14.3 million to $381.8 million at June 30, 2015 from $396.1 million at September 30, 2014, a 3.6% decline. Total deposits decreased $14.9 million primarily due to a $9.2 million decline in certificates of deposit combined with a $4.7 million decrease in money market and checking accounts. Advances from borrowers for taxes and insurance (commonly known as “escrow” accounts) increased $1.6 million to $2.8 million at June 30, 2015 from $1.2 million at September 30, 2015 as balances increased primarily in anticipation of the payment of real estate taxes on behalf of borrowers in August 2015.

Total stockholders’ equity decreased by $7.4 million to $122.0 million at June 30, 2015 from $129.4 million at September 30, 2014. The decrease was primarily due to the $8.9 million expended in connection with the Company’s announced initial stock repurchase program and to a lesser degree the declaration of approximately $2.1 million in cash dividends. The decrease was partially offset by $2.2 million in net income during the nine months ended June 30, 2015, $1.0 million related to the Company’s employee stock ownership plan and its equity incentive plans along with a $298,000 after-tax increase in the fair value of the available-for-sale securities portfolio.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2015 AND 2014

Net income. The Company recognized net income of $47,000, or $0.01 per basic and diluted share, for the quarter ended June 30, 2015 as compared to $521,000, or $0.06 per basic and diluted share, for the same quarter in 2014. For the nine months ended June 30, 2015, the Company recognized net income of $2.2 million or $0.26 per basic and diluted share, as compared to net income of $1.4 million, or $0.15 per basic and diluted share, for the comparable period in fiscal 2014. Profitability for the three month period ended June 30, 2015 primarily reflected the $231,000 gain recognized on the sale of the Snyder branch office. With regards to the nine month period ended June 30, 2015, the Company recorded an aggregate gain of $2.0 million from the sale of two branch offices as well as a $138,000 gain on the sale of a SBA loan, partially offset by a provision for loan losses of $585,000.

Net interest income. For the three months ended June 30, 2015, net interest income was $3.2 million as compared to $3.3 million for the same period in 2014, a slight decrease of $106,000. The decrease reflected an $81,000 or 2.0% decrease in interest income combined with a slight increase of $25,000 or 3.0% in interest paid on deposits and borrowings. The decrease in interest income primarily resulted from a 5 basis point decrease to 3.31% in the weighted average yield earned on interest-earning assets for the June 2015 quarter combined with a modest 2.0% decrease in the average balance of interest-earning assets. Also contributing to the decrease in net interest income was a small increase of approximately $748,000 in the average balance of deposits and borrowings for three months ended June 30, 2015, as compared to the same quarter in 2014, combined with a 3 basis point increase in the cost of funds.

For the nine months ended June 30, 2015, net interest income increased $269,000 or 2.8% to $10.0 million as compared to $9.7 million for the same period in 2014. Interest income increased $309,000 or 2.5%, partially offset by a $40,000 or 1.6% increase in interest expense. The increase in interest expense resulted primarily from a 2 basis point increase to 0.91% in the weighted average rate paid on interest-bearing liabilities resulting in large part from an increase in the average balance outstanding of certificates of deposit when comparing the nine month periods ended June 30, 2015 and 2014. The increase in interest income resulted from an 11 basis point increase to 3.37% in the weighted average yield earned on interest-earning assets partially offset by a $5.3 million or 1.1% decrease to $499.4 million in the average balance of interest-earning assets for the nine months ended June 30, 2015 as compared to the same period in fiscal 2014. The increase in the weighted average yield earned reflected the effect of current market rates on newly originated and adjustable-rate loans as well as on investment securities.

For the three months ended June 30, 2015, the net interest margin was 2.62% compared to 2.69% for the same period in fiscal 2014. The seven basis point decrease was primarily due to lower level of earning assets along with a lower yield in the 2015 quarter. For the nine months ended June 30, 2015, the net interest margin was 2.67% as compared to 2.57% for the same period in fiscal 2014 primarily due to the Company earning a higher weighted average yield on earning assets from the reinvestment of cash and cash equivalents into loans and investment securities.

Average balances, net interest income, and yields earned and rates paid. The following tables show for the periods indicated the total dollar amount of interest earned from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities and the resulting costs, expressed both in dollars and rates, the interest rate spread and the net interest margin. Average yields and rates have been annualized. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/Rate (1)	Average Balance	Interest	Average Yield/Rate (1)

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$77,804	$487	2.51%	$87,985	$551	2.51%
Mortgage-backed securities	65,198	465	2.86	49,624	378	3.06
Loans receivable(2)	320,877	3,085	3.86	320,060	3,185	3.99
Other interest-earning assets	27,134	18	0.28	35,875	22	0.25
Total interest-earning assets	491,013	4,055	3.31	493,544	4,136	3.36
Cash and non interest-bearing balances	2,009			2,426
Other non interest-earning assets	21,111			17,908
Total assets	$514,133			$513,878
Interest-bearing liabilities:
Savings accounts	$75,673	52	0.28	$78,404	62	0.32
Money market deposit and NOW accounts	97,171	83	0.34	101,031	88	0.35
Certificates of deposit	206,422	715	1.39	199,399	675	1.36
Total deposits	379,266	850	0.90	378,834	825	0.87
Advances from Federal Home Loan Bank	221	-	0.00	340	-	0.00
Advances from borrowers for taxes and insurance	2,300	1	0.17	1,865	1	0.22
Total interest-bearing liabilities	381,787	851	0.89	381,039	826	0.87
Non interest-bearing liabilities:
Non interest-bearing demand accounts	2,129			2,552
Other liabilities	2,662			4,665
Total liabilities	386,578			388,256
Stockholders’ equity	127,555			125,622
Total liabilities and stockholders’ equity	$514,133			$513,878
Net interest-earning assets	$109,226			$112,505
Net interest income; interest rate spread		$3,204	2.42%		$3,310	2.49%
Net interest margin(3)			2.62%			2.69%

Average interest-earning assets to average interest-bearing liabilities		128.61%			129.53%

(1)	Yields and rates for the three month periods are annualized.

(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.

(3)	Equals net interest income divided by average interest-earning assets.

	Nine Months Ended Jume 30,
	2015			2014
	Average Balance	Interest	Average Yield/Rate (1)	Average Balance	Interest	Average Yield/Rate (1)

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$82,797	$1,587	2.56%	$86,972	$1,639	2.52%
Mortgage-backed securities	59,291	1,331	3.00	44,100	1,054	3.20
Loans receivable(2)	325,782	9,629	3.95	318,410	9,489	3.98
Other interest-earning assets	31,539	52	0.22	55,234	108	0.26
Total interest-earning assets	499,409	12,599	3.37	504,716	12,290	3.26
Cash and non interest-bearing balances	2,164			2,470
Other non interest-earning assets	19,193			14,557
Total assets	$520,766			$521,743
Interest-bearing liabilities:
Savings accounts	$75,662	161	0.28	$79,420	197	0.33
Money market deposit and NOW accounts	99,318	257	0.35	100,196	260	0.35
Certificates of deposit	210,089	2,202	1.40	205,667	2,123	1.38
Total deposits	385,069	2,620	0.91	385,283	2,580	0.90
Advances from Federal Home Loan Bank	217	-	0.00	340	-	0.00
Advances from borrowers for taxes and insurance	2,057	3	0.19	2,044	3	0.20
Total interest-bearing liabilities	387,343	2,623	0.91	387,667	2,583	0.89
Non interest-bearing liabilities:
Non interest-bearing demand accounts	2,247			2,528
Other liabilities	3,089			5,496
Total liabilities	392,679			395,691
Stockholders’ equity	128,087			126,052
Total liabilities and stockholders’ equity	$520,766			$521,743
Net interest-earning assets	$112,066			$117,049
Net interest income; interest rate spread		$9,976	2.47%		$9,707	2.35%
Net interest margin(3)			2.67%			2.57%

Average interest-earning assets to average interest-bearing liabilities		128.93%			130.19%

(1)	Yields and rates for the nine month periods are annualized.

(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.

(3)	Equals net interest income divided by average interest-earning assets.

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

The Company established provisions for loan losses of $210,000 and $585,000 during the three and nine months ended June 30, 2015, respectively, primarily due to the increase in the level of commercial real estate and construction loans outstanding as well as to charge-offs incurred during the second and third quarters of fiscal 2015 combined with the classification of an entire large loan relationship as non-performing. No provision expense was recorded during the comparable periods in fiscal 2014. During the quarter ended June 30, 2015, the Company recorded charge-offs totaling $126,000 and a recovery of $1,000 and recorded charge-offs totaling $338,000 and a recovery of $1,000 for the nine month period ended June 30, 2015. The Company believes that the allowance for loan losses at June 30, 2015 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

At June 30, 2015, the Company’s non-performing assets totaled $15.5 million or 3.1% of total assets as compared to $6.2 million or 1.2% of total assets at September 30, 2014. The increase was primarily due to the placement on non-accrual during the quarter ended March 31, 2015 of the Company’s largest lending relationship, which consists of nine loans aggregating $9.4 million including four construction loans aggregating $8.0 million. The relationship was classified as non-performing during the second quarter of fiscal 2015 due to insufficient cash flow available to the borrower to fund its loan obligations during the next two to three quarters. This relationship, which consists primarily of construction loans related to residential real estate development, has been in a workout status for several quarters and has been classified “substandard” since June 2014. As of June 30, 2015, the complete relationship was analyzed for impairment. As of such date, the relationship was deemed to have sufficient collateral and as a result, no impairment charge was required. Non-performing loans at June 30, 2015 consisted of five construction loans aggregating $8.0 million, 15 one-to four-family residential mortgage loans aggregating $3.5 million, one single-family residential investment property loan totaling $1.4 million and four commercial real estate loans aggregating $2.5 million. At June 30, 2015, the Company had ten loans aggregating $8.3 million that were classified as troubled debt restructurings (“TDRs”). Four of such loans aggregating $6.7 million as of June 30, 2015 were classified as non-performing as a result of not achieving an adequate sustainable long payment history, under the restructured terms, to justify returning the loans to performing (accrual) status as of June 30, 2015. Two of these four loans totaling $4.4 million (which are part of the real estate development relationship discussed above) were designated TDRs during the June 2015 quarter due to the extension of their maturity dates. As of June 30, 2015, the Company had reviewed $21.2 million of loans for possible impairment of which $15.3 million was deemed classified as substandard compared to $22.0 million reviewed for possible impairment and classified substandard as of September 30, 2014.

The allowance for loan losses totaled $2.7 million, or 0.8% of total loans and 17.3% of total non-performing loans at June 30, 2015 as compared to $2.4 million, or 0.8% of total loans and 41.2% of total non-performing loans at September 30, 2014.

At June 30, 2015, the Company had $529,000 of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of five one-to-four family residential mortgage loans.

As of June 30, 2015, the Bank had reviewed $21.2 million of loans for possible impairment of which $15.3 million was comprised of 42 loans classified as “substandard”. We did not have any assets classified as “doubtful” or “loss” at either June 30, 2015 or September 30, 2014. During the third quarter of fiscal 2015, three single-family residential loans aggregating $174,000 were upgraded as a result of improved cash flows and the strength of the borrowers. In addition, four single-family residential loans were designated non-performing, included in the loans reviewed for impairment.

At June 30, 2015, there was one single-family residential loan in the amount of $1.4 million designated “special mention”. At September 30, 2014, we had a total of eight loans aggregating $2.6 million designated as “special mention”.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal and/or interest and real estate owned) as of June 30, 2015 and September 30, 2014. At neither date did the Company have any loans 90 days or more past due that were accruing.

	June 30, 2015	September 30, 2014
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$4,949	$5,002
Commercial real estate	2,462	877
Construction and land development loans	8,029	-
Total non-accruing loans (1)	15,440	5,879
Real estate owned, net: (2)	-	360
Total non-performing assets	$15,440	$6,239

Total non-performing loans as a percentage of loans, net	4.87%	1.82%
Total non-performing loans as a percentage of total assets	3.07%	1.12%
Total non-performing assets as a percentage of total assets	3.07%	1.19%

(1)	Includes four loans aggregating $6.7 million that are TDR’s and have not made sufficient number of monthly payments to be classified as performing loans. These loans are performing in accordance with the terms set forth in their modified agreement.

(2)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

The Company currently has ten loans totaling approximately $8.3 million classified as a TDR which have performed in accordance with new terms for at least six consecutive months and are reported as performing loans.

Non-interest income. Non-interest income amounted to $445,000 and $2.8 million for the three and nine month periods ended June 30, 2015, compared to $194,000 and $768,000, respectively, for the same periods in fiscal 2014. The increases for the 2015 periods were primarily attributable to the $1.8 million and $231,000 of gain recognized on the sale of the Company’s Center City branch office and Snyder branch office (which was closed prior to the sale), respectively, as well as the recognition of a $138,000 fiscal gain on the sale of a loan originated through a program operated by the Small Business Administration.

Non-interest expense. For the three and nine month periods ended June 30, 2015, non-interest expense increased $676,000 or 24.5% and $1.4 million or 15.9%, respectively, compared to the same periods in the prior fiscal year. The primary reasons for the increases for the three and nine month periods ended June 30, 2015 were increases in salaries and employee benefits, primarily equity benefits, professional services and office occupancy expense, partially offset by a reduction of real estate owned expense.

Income tax expense. For the three month period ended June 30, 2015, the Company recorded a tax benefit of $40,000, compared to a $227,000 tax expense for the same period in 2014. For the nine month period ended June 30, 2015, the Company recorded income tax expense of $86,000 as compared to $568,000 for the same period in fiscal 2014. The Company’s tax obligation for both three and nine month periods in fiscal 2015 was greatly reduced due its ability to utilize its prior period capital loss carryforwards to offset the entire amount of the gains it recorded relating to the sale of its Center City and Snyder branch offices.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-earning assets that provide additional liquidity. At June 30, 2015, our cash and cash equivalents amounted to $20.3 million. In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $77.0 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2015, the Company had $4.2 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process. The Company also had commitments under unused lines of credit of $3.6 million and letters of credit outstanding of $2.6 million at June 30, 2015. Certificates of deposit at June 30, 2015 maturing in one year or less totaled $89.6 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. The Bank is able to obtain advances from the FHLB of which the Bank is a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances. At June 30, 2015, the Company did not have any outstanding advances from the FHLB, but has the ability to obtain $195.6 million in FHLB advances. Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of June 30, 2015 and September 30, 2014 and compares them to current regulatory guidelines.

	Actual Ratio	Required for Capital Adequacy Purposes (1)	To Be Well Capitalized Under Prompt Corrective Action Provisions

June 30, 2015:
Tier 1 capital (to average assets)
The Company	23.90%	N/A	N/A
The Bank	18.66%	4.0%	5.0%

Tier 1 common (to risk-weighted assets)
The Company	52.64%	N/A	N/A
The Bank	41.11%	4.5%	6.5%

Tier 1 capital (to risk-weighted assets)
The Company	52.92%	N/A	N/A
The Bank	41.40%	6.0%	8.0%

Total capital (to risk-weighted assets)
The Company	54.14%	N/A	N/A
The Bank	42.62%	8.0%	10.0%

September 30, 2014:
Tier 1 capital (to average assets)
Company	25.39%	4.0%	N/A
Bank	17.95%	4.0%	5.0%

Tier 1 capital (to risk-weighted assets)
Company	57.21%	4.0%	N/A
Bank	40.52%	4.0%	6.0%

Total capital (to risk-weighted assets)
Company	58.28%	8.0%	N/A
Bank	41.59%	8.0%	10.0%

(1)	The Company is not subject to the regulatory capital ratios imposed by Basel III as a small bank holding company as of June 30, 2015.

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

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset/Liability Committee which is comprised of our President, Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, and Controller. The Asset/Liability Committee meets on a regular basis and is responsible for reviewing our asset/liability policies and interest rate risk position. Both the extent and direction of shifts in interest rates are uncertainties that could have a negative impact on future earnings.

In recent years, as a part of our asset/liability management strategy we primarily have reduced our investment in longer term fixed-rate callable agency bonds, increased our origination of hybrid adjustable-rate single-family residential mortgage loans and increased our portfolio of step-up callable agency bonds and agency issued collaterized mortgage-backed securities (“CMOs”) with short effective life. However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a low interest rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities held to maturity, although the balance is declining in recent periods.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2015, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2015, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 7.0% to 31.5%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.7% to 21.8%. For savings accounts, checking accounts and money markets, the decay rates vary on an annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$2,980	$10,371	$18,022	$16,863	$99,801	$148,037
Loans receivable(3)	25,232	45,544	78,818	60,842	107,533	317,969
Other interest-earning assets(4)	18,700	-	-	-	-	18,700
Total interest-earning assets	$46,912	$55,915	$96,840	$77,705	$207,334	$484,706

Interest-bearing liabilities:
Savings accounts	$2,150	$5,679	$9,496	$9,159	$45,730	$72,214
Money market deposit and NOW accounts	3,549	10,648	17,580	14,210	52,270	98,257
Certificates of deposit	31,717	57,875	61,145	52,718	-	203,455
Advances from borrowers for taxes and insurance	2,802	-	-	-	-	2,802
Total interest-bearing liabilities	$40,218	$74,202	$88,221	$76,087	$98,000	$376,728

Interest-earning assets less interest-bearing liabilities	$6,694	($18,287)	$8,619	$1,618	$109,334	$107,978

Cumulative interest-rate sensitivity gap (5)	$6,694	($11,593)	($2,974)	($1,356)	$107,978

Cumulative interest-rate gap as a percentage of total assets at June 30, 2015	1.33%	-2.30%	-0.59%	-0.27%	21.43%

Cumulative interest-earning assets as a percentage of cumulative interest- bearing liabilities at June 30, 2015	116.64%	89.87%	98.53%	99.51%	128.66%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, investment securities are reflected at amortized cost.

(3)	For purposes of the gap analysis, loans receivable includes non-performing loans and is gross of the allowance for loan losses and unamortized deferred loan fees, but net of the undisbursed portion of loans-in-process.

(4)	Includes FHLB stock.

(5)	Cumulative interest-rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 3% increase in rates. The following table sets forth our NPV as of June 30, 2015 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$98,485	$(35,748)	(26.63)%	22.75%		(4.26)%
200	109,409	(24,824)	(18.49)%	24.16%		(2.85)%
100	121,505	(12,728)	(9.48)%	25.62%		(1.39)%
Static	134,233	-	-	27.01%		-
(100)	140,563	6,330	4.72%	27.36%		0.35%
(200)	139,476	5,243	3.91%	26.75%		(0.26)%
(300)	139,084	4,851	3.61%	26.34%		(0.67)%

At September 30, 2014, the Company’s NPV was $142.9 million or 27.52% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV at such date would be $118.2 million or 24.9% of the market value of assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2015, there had not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2014, set forth in Item 7, a “Management Discussion and Analysis of Financial Condition and Results of Operation –Exposure to Changes in Interest Rates.” See also Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation –“How We Manage Market Risk” in this Form 10-Q.

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

Item 1A. Risk Factors

No material changes have occurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	and (b) Not applicable.

(c)	The Company’s repurchases of equity shares for the third quarter of fiscal year 2015 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (1)
April 1 - 30, 2015	5,000	$12.74	314,614	635,386
May 1 - 31, 2015	280,000	$13.09	594,614	355,386
June 1 - 30, 2015	100,257	$13.30	694,871	255,129
	385,257

(1) On September 17, 2014, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up 950,000 shares of common stock, approximately 10% of the Company’s than outstanding shares, starting on October 9, 2014.

On July 15, 2015, the Company announced the Board of Directors had approved a second stock repurchase program authorizing the Company to repurchased up to 850,000 shares of common stock, approximately 10% of the Company’s outstanding shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

PRUDENTIAL BANCORP, INC.

Date:	August 10, 2015	By: /s/ Thomas A. Vento
Thomas A. Vento
Chairman and Chief Executive Officer

Date:	August 10, 2015	By: /s/ Jack E. Rothkopf
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer and Treasurer

