Form 10-K
period 2015-09-30
PRUDENTIAL BANCORP, INC.
filed 2015-12-14
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended SEPTEMBER 30, 2015

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

Registrant's telephone number: (including area code) (215) 755-1500

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has  submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $12.70 on March 31, 2015, the last business day of the Registrant's second quarter was approximately $100.5 million (9,235,195) shares outstanding less approximately 1.32 million shares held by affiliates at $12.70 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

As of the close of business on December 2, 2015, there were 8,397,625 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

Prudential Bancorp, Inc. and Subsidiaries

FORM 10-K INDEX

For the Fiscal Year Ended September 30, 2015

Forward-looking Statements.

In addition to historical information, this Annual Report on Form 10-K includes certain "forward-looking statements" based on management's current expectations. Prudential Bancorp, Inc.’s (the “Company” or “Prudential Bancorp”) actual results could differ materially, as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, from management's expectations. These forward looking statements are intended to be covered by the safe harbor for forward looking statements provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company’s control. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan, investment and mortgage-backed securities portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

PART I

Item 1. Business

General

Prudential Bancorp is a Pennsylvania corporation that was incorporated in June 2013. It is the successor corporation to Prudential Bancorp, Inc. of Pennsylvania (“Old Prudential Bancorp”), the former stock holding company for Prudential Savings Bank (the “Bank”or “Prudential Savings”), a Pennsylvania-chartered, FDIC-insured savings bank, after the completion in October 2013 of the mutual-to-stock conversion of Prudential Mutual Holding Company (the “MHC”), the former mutual holding company for the Bank.

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

Financial information as of and for the year ended September 30, 2013 presented in this annual report is derived from the consolidated financial statements of Old Prudential Bancorp

Prudential Bancorp’s business activity primarily consists of the ownership of the Bank’s common stock, and to a lesser degree the management of the offering proceeds it retained. Prudential Bancorp does not own or lease any property. Instead, it uses the premises, equipment and other property of the Bank. Accordingly, the information set forth in this annual report, including the consolidated financial statements and related financial data, relates primarily to the Bank. As a bank holding company, Prudential Bancorp is subject to the regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).

The Company’s results of operations are primarily dependent on the results of the Bank. As of September 30, 2015, the Company, on a consolidated basis, had total assets of approximately $487.2 million, total deposits of approximately $365.1 million, and total stockholders’ equity of approximately $117.0 million.

The Bank is a community-oriented savings bank headquartered in South Philadelphia which was originally organized in 1886 as a Pennsylvania-chartered building and loan association known as “The South Philadelphia Building and Loan Association No. 2.” The Bank grew through a number of mergers with other mutual institutions with the last merger being with Continental Savings and Loan Association in 1983. The Bank converted to a Pennsylvania-chartered savings bank in August 2004. The banking office network currently consists of the headquarters and main office and six full-service branch offices. Five of the banking offices are located in Philadelphia (Philadelphia County), one is in Drexel Hill in neighboring Delaware County, Pennsylvania and the remaining branch is located in Chalfont in neighboring Bucks County, Pennsylvania. The Bank has announced the planned closing of the Chalfont branch financial center office to be effective in February 2016. The Bank maintains ATMs at all of the banking offices. We also provide on-line and mobile banking services.

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. The Company’s principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities and calls of investment securities and interest-bearing deposits, funds provided from operations and funds borrowed from the Federal Home Loan Bank of Pittsburgh. These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and consumer loans. We are an active originator of residential home mortgage loans in the market area, including loans in excess of $417,000 (which are referred to as “jumbo loans”). Traditionally, the Bank focused on originating long-term single-family residential mortgage loans for portfolio. Although we had been involved in construction lending, beginning in fiscal 2003, we began to significantly increase our involvement in construction and land development lending. However, due to the recession and the decline in real estate values, we curtailed our construction lending activities starting in 2008. In view of the modest minor improvements in the local economy, the Company has returned to lending locally in construction and land development loans within it’s general market area. Construction and land development loans increased from $22.2 million or 9.0% of the total loan portfolio at September 30, 2011 to $39.0 million or 11.8% of the total loan portfolio at September 30, 2015. As real estate values recover and market conditions continue to improve for residential construction lending, we expect to increase our construction and land  development lending. See “-Asset Quality”.

The investment and mortgage-backed securities portfolio increased by $5.2 million to $143.9 million at September 30, 2015 from $138.7 million at September 30, 2014. This increase was primarily due to the purchase of $24.9 million of investment and mortgage-backed securities. Also contributing to the increase was the improvement in the unrealized value of the available for sale portfolio. This increase was partially offset by the $21.4 million received from calls of securities and principal payments. At September 30, 2015, the investment and mortgage-backed securities had an aggregate net unrealized gain of $25,000 compared with the unrealized loss of $1.4 million as of September 30, 2014, which was primarily due to recent decreases in the yield on longer term U.S. treasury bond yields which resulted in an improvement in the fair value of our available-for-sale securities.

At September 30, 2015, the Company’s non-performing assets totaled $14.8 million or 3.0% of total assets as compared to $6.2 million or 1.2% of total assets at September 30, 2014. Non-performing loans at September 30, 2015 consisted of five construction loans aggregating $8.8 million, 14 one-to four-family residential mortgage loans aggregating $2.1 million, one single-family residential investment property loan totaling $1.4 million and three commercial real estate loans aggregating $1.6 million. At September 30, 2015, the Company had ten loans aggregating $8.1 million that were classified as troubled debt restructurings (“TDRs”). As of September 30, 2015 all TDRs were performing in accordance with their restructured terms. Three of such loans aggregating $5.8 million as of September 30, 2015 were classified as non-performing as a result of not achieving an adequate sustained payment history under the restructured terms to justify returning the loans to performing (accrual) status. Two of these three loans totaling $4.4 million were designated TDRs during the June 2015 quarter due to the extension of their maturity dates. The allowance for loan losses totaled $2.9 million, or 0.9% of total loans and 21.03% of total non-performing loans at September 30, 2015. See “-Asset Quality”.

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

We face significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks, credit unions, other savings banks and savings associations and mortgage-banking companies. Many of the financial service providers operating in the market area are significantly larger, and have greater financial resources, than us. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Lending Activities

General. At September 30, 2015, the net loan portfolio totaled $312.6 million or 64.2% of total assets. Historically, the principal lending activity has been the origination of residential real estate loans collateralized by one-to-four family, also known as “single-family”, homes secured by properties located, in substantially all cases, in the Company’s market area.

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

Loan Portfolio Composition. The following table shows the composition of the loan portfolio by type of loan at the dates indicated.

	September 30,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in Thousands)
Real estate loans:
One- to four-family residential (1)	$259,163	78.40%	$282,637	85.47%	$270,791	87.81%	$222,793	84.65%	$196,533	79.54%
Multi-family residential	6,249	1.90%	7,174	2.17%	5,716	1.85%	5,051	1.92%	5,723	2.32%
Commercial real estate	25,799	7.80%	16,113	4.87%	19,506	6.33%	19,333	7.35%	21,175	8.57%
Construction and land development	38,953	11.78%	22,397	6.77%	11,356	3.68%	14,873	5.65%	22,226	9.00%
Total real estate loans	330,164	99.89%	328,321	99.28%	307,369	99.67%	262,050	99.56%	245,657	99.42%
Commercial business	0	0.00%	1,976	0.60%	588	0.19%	632	0.24%	814	0.33%
Consumer	392	0.11%	399	0.12%	438	0.14%	523	0.20%	613	0.25%
Total loans	330,556	100.00%	330,696	100.00%	308,395	100.00%	263,205	100.00%	247,084	100.00%
Less:
Undisbursed portion of loans in process	17,097		9,657		1,676		1,629		3,773
Deferred loan costs	(2,104)		(2,449)		(2,151)		(989)		(564)
Allowance for loan losses	2,930		2,425		2,353		1,881		3,364
Net loans	$312,633		$321,063		$306,517		$260,684		$240,511

(1)	Includes home equity loans and lines of credit totaling $4.1 million and $8.5 million, respectively, as of September 30, 2015.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of loans as of September 30, 2015, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One-to-Four			Construction
	Family	Multi-family	Commercial	and Land	Commercial
	Residential	Residential	Real Estate	Development	Business	Consumer	Total
	(In Thousands)
Amounts due after September 30, 2015 in:
One year or less	$5,473	$-	$870	$25,498	$-	$164	$32,005
After one year through two years	1,085	-	1,364	4,970	-	24	7,443
After two years through three years	8,472	-	1,954	2,943	-	24	13,393
After three years through five years	12,403	351	5,114	5,542	-	180	23,590
After five years through ten years	54,755	5,664	12,231	-	-	-	72,650
After ten years through fifteen years	56,483	-	3,197	-	-	-	59,680
After fifteen years	120,492	234	1,069	-	-	-	121,795
Total	$259,163	$6,249	$25,799	$38,953	$-	$392	$330,556

The following table shows the dollar amount of all loans due after one year from September 30, 2015, as shown in the table above, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
	(In Thousands)

One- to four-family residential (1)	$179,617	$74,073	$253,690
Multi-family residential	6,249	-	6,249
Commercial real estate	24,026	903	24,929
Construction and land development	13,455	-	13,455
Consumer	126	102	228
Total	$223,473	$75,078	$298,551

(1)	Includes home equity loans and lines of credit.

The Bank originates construction and development loans and commercial real estate loans with fixed rates and shorter maturities (than for residential mortgage loans). To a lesser extent five, seven and 10 year hybrid adjustable-rate mortgage loans, consisting primarily of one-to four-family residential mortgage loans are also originated. The interest rate is initially fixed for a specified period (five, seven or 10 years) and then converts to an adjustable interest rate which adjusts each year thereafter for the remainder of the loan term. The seven and 10 year adjustable-rate mortgages have artificially low initial interest rates at the date of origination commonly known as “teaser rates.” Most of the “hybrid” loans are originated in connection with the origination of jumbo residential mortgage loans.

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

Single-family residential mortgage loans are generally written on standardized documents used by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”). Property valuations of loans secured by real estate are undertaken by independent third-party appraisers approved by the board of directors and are reviewed internally before acceptance. At both September 30, 2015 and September 30, 2014, the Company had no real estate loans that would be considered subprime loans, which we define as mortgage loans advanced to borrowers who do not qualify for loans bearing market interest rates because of problems with their credit history.  The Bank does not originate and has not in the past originated subprime loans.

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

The Bank typically holds a 100% interest in construction and land development loans. The Bank has in the past and currently reserves the option to sell participation interests. We generally have sold participation interests in loans only when a loan would exceed the Bank’s internal and/or legal loans to one borrower limits. With respect to the sale of participation interests in such loans, we have received commitments to purchase such participation interests prior to the time the loan is closed. In addition, we have sold loans in the past to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance program consisting of long-term, fixed-rate single-family residential loans originated which had interest rates below certain levels established by the board of directors. Such sales provide for a limited amount of recourse. There were no loan sales pursuant to this program or otherwise during the fiscal years ended September 30, 2015 and 2014. At September 30, 2015 and 2014, the Company’s recourse exposure was approximately $60,000 and $64,000, respectively. See “-Lending Activities - Construction and Land Development Lending.”

As part of the Bank’s loan policy, we are permitted, to make loans to one borrower and related entities in an aggregate amount of up to 15% of the capital accounts of the Bank which consist of the aggregate of its capital, surplus, undivided profits, capital securities and allowance for loan losses. At September 30, 2015, the Bank’s internal “guidance” limit is $8.0 million to one borrower as a threshold, which the Bank is permitted to exceed in certain situations subject to the approval of the Board of Directors that there is adequate support for the exceptions, subject to the overall legal lending limit set forth above. At September 30, 2015, our three largest loans to one borrower and related entities amounted to $15.1 million, $9.3 million and $6.8 million. As of this date, the largest relationship of $15.1 million consisted of five construction loans with a disbursed balance totaling $8.8 million ($4.7 million available in loans in process), two commercial real estate loans totaling $1.4 million and one residential mortgage totaling $91,000. Subsequent to September 30, 2015, this relationship was classified as “substandard” as of September 30, 2014  and is currently in a work-out status. This relationship exceeded regulatory limitations by approximately $310,000 as the result of the issuance of a guarantee of a loan to an affiliate of the borrower by a third party. The Company is currently working with both the borrower and the third party lender to resolve this matter. The second largest relationship of $9.3 million consists of four loans; the first loan is a $6.6 million construction land development loan to improve a 3-story building containing 40 three bedroom student housing units; the second loan in the amount of $1.8 million was used to finance a 12 unit student housing project; the third loan in the amount of $1.3 million was used to finance a building for student housing; and the fourth loan in the amount of $474,000 was to finance a commercial building containing the four apartment units and one commercial unit. The third relationship totaling $6.7 million consists of five loans consisting of: first loan in the amount of $3.5 million to develop 42 residential town-home lots; the second loan in the amount of $1.6 million was a cash-out refinance of an industrial building; the third loan in the amount of $1.2 million was to refinance a retail shopping center; the fourth loan in the amount of $886,000 was to refinance a gas station and retail shop; and the fifth loan in the amount of $55,000 was for the acquisition of a single-family investment property. For more information regarding certain of these loans, see “-Lending Activities - Construction and Land Development Lending.”

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,

	2015	2014	2013
	(In Thousands)
Loan originations (1)
One- to four-family residential	$14,825	$39,660	$93,377
Multi-family residential	57	3,272	588
Commercial real estate	21,645	5,936	4,353
Construction and land development	23,659	17,461	4,344
Commercial business	153	2,191	674
Consumer	154	114	111
Total loan originations	60,493	68,634	103,447
Loans purchased	-	-	-
Total loans originated and purchased	60,493	68,634	103,447
Loans sold	-	-	9,240
Loans transferred to real estate owned	869	83	282
Loan principal repayments	67,105	53,554	48,581
Total loans sold and principal repayments	67,974	53,637	58,103
Increase (decrease) due to other items, net (2)	(949)	(451)	489
Net (decrease) increase in loan portfolio	$(8,430)	$14,546	$45,833

__________________________________________

(1)	Includes loan participations with other lenders.

(2)	Other items consist of the undisbursed portion of loans in process, deferred fees and the allowance for loan losses. The 2015 balance consists of the $735,000 provision for loan losses recorded to the allowance and the $214,000 amortization of net loan fees. The 2014 balance consisted of a $240,000 provision for loan losses recorded to the allowance and the $211,000 amortization of net loan fees. The 2013 balance consisted of the $500,000 recovery from the provision allowance and the $11,000 amortization of net loans fees.

One- to Four-Family Residential Mortgage Lending. An important lending activity continues to be the origination or purchase of loans secured by first mortgages on one- to four-family residential properties located in the Company’s market area. Our single-family residential mortgage loans are obtained through the lending department and branch personnel as well as through correspondents. The balance of such loans increased, on a dollar basis, from $196.5 million or 79.5% of total loans at September 30, 2011 to $259.2 million, or 78.4% of total loans at September 30, 2015.

Single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae. We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate, including our jumbo residential mortgage loans, only selling certain long-term, fixed-rate loans bearing interest rates below certain levels established by the board. All of such loans have been sold to the Federal Home Loan Bank of Pittsburgh pursuant to the Mortgage Partnership Finance Program. No sales pursuant to this program occurred during the past three fiscal years. We service all loans that we have originated, including loans that we subsequently sell. We currently offer adjustable-rate mortgage and balloon loans, which are structured as shorter term fixed-rate loans (generally 10 years or less) followed by a final payment of the full amount of the principal due at the maturity date. Due to the interest rate environment, originations of such loans have been limited in recent years. However, in recent periods we have offered “hybrid” adjustable-rate loans (as described below) in order to increase the interest-rate sensitivity of the loan portfolio, which loans have been more attractive to customers than traditional adjustable-rate loans since the initial interest rate is initially fixed for a specified period. At September 30, 2015, $74.1 million, or 28.6%, of our one-to four-family residential loan portfolio consisted of adjustable-rate loans. We also originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20 or 30 years.

While continuing to operate in the historically low current interest rate environment and to assist in the implementation of its asset/liability management policy, we have been placing an emphasis on the origination of adjustable-rate single-family mortgage loans. The adjustable-rate loans currently offered by us have interest rates which are fixed for the first five, seven or 10 years and then adjust every year thereafter for the remainder of the term of the loan in accordance with a designated index, currently one-year U.S. Treasury obligations, adjusted to a constant maturity (“CMT”), plus a stipulated margin. Our adjustable-rate single-family residential mortgage loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 5% on any such increase or decrease over the life of the loan. Our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although we offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year CMT are underwritten using methods approved by Freddie Mac or Fannie Mae which require borrowers to be qualified at 2% above the discounted loan rate under certain conditions.

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

Our single-family residential mortgage loans also include home equity loans and lines of credit, which amounted to $4.1 million and $8.5 million, respectively, at September 30, 2015. The unused portion of home equity lines was $3.1 million at such date. Our home equity loans are fully amortizing and have terms to maturity of up to 20 years. While home equity loans also are secured by the borrower’s residence, we generally obtain a second mortgage position on these loans. Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 80% or less at time of origination, although the preponderance of our home equity loans have combined loan-to-value ratios of 75% or less at time of origination. We also offer home equity revolving lines of credit with interest tied to the Wall Street Journal prime rate plus a stipulated margin. Generally, we have a second mortgage on the borrower’s residence as collateral on our home equity lines. In addition, our home equity lines generally have loan-to-value ratios (combined with any loan secured by a first mortgage) of 75% or less at time of origination. Our customers may apply for home equity lines as well as home equity loans at any banking office. While there has been decline in some collateral values due to the continued weak real estate market, we believe our conservative underwriting guidelines have minimized our exposure in that regard.

Construction and Land Development Lending. We renewed our emphasis on construction and land development loans originations because construction loans have shorter terms to maturity, provide an attractive yield and generally have either higher fixed interest rates or adjustable interest rates. We have focused our construction lending on making loans to developers and homebuilders with whom we have long-standing relationships within our primary market area to acquire, develop and build single-family residences or condominium projects. Our construction loans include, to a lesser extent, loans for the construction of multi-family residential or mixed-use properties. At September 30, 2015, our construction and loan development loans amounted to $39.0 million, or 11.8% of our total loan portfolio. This amount includes $17.1 million of undisbursed loans in process. The average size of our construction and land development loans, excluding loans to our largest lending relationship, was approximately $916,000 at September 30, 2015. Our construction loan portfolio has increased substantially since September 30, 2011 when construction loans amounted to $22.2 million or 9.0% of our total loan portfolio as compared to $38.9 million or 11.8% of our total loan portfolio at September 30, 2015.

Loans to finance the construction of condominium projects or single-family homes and subdivisions are generally offered to experienced builders in our primary market area with whom we have an established relationship. Residential construction and development loans are offered with terms of up to 36 months although typically the terms are 12 to 24 months. The maximum loan-to-value limit applicable to these loans is 75% of the appraised post construction value and the policy does not require amortization of the principal during the term of the loan. We often establish interest reserves and obtain personal and corporate guarantees as additional security on the construction loans. Interest reserves are used to pay the monthly interest payments during the development phase of the loan and are treated as an addition to the loan balance. Interest reserves pose an additional risk to the Company if it does not become aware of deterioration in the borrower’s financial condition before the interest reserve is fully utilized. In order to help monitor the risk, financial statements and tax returns are obtained from borrowers on an annual basis. Additionally, construction loans are reviewed at least annually pursuant to a third party loan review. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by approved appraisers or loan inspectors warrants. Construction loans are negotiated on an individual basis but typically have floating rates of interest based upon the Wall Street Journal prime rate plus a stipulated margin. Additional fees may be charged as funds are disbursed. In addition to interest payments during the term of the construction loan, we typically require that payments to reduce the principal outstanding be made as units are completed and released. Generally such principal payments must be equal to 110% of the amount attributable to the acquisition and development of the lot plus 100% of the amount attributable to construction of the individual home. We permit a pre-determined limited number of model homes to be constructed on an unsold or “speculative” basis. All other units must be pre-sold before we will disburse funds for construction. Construction loans also include loans to acquire land and loans to develop the basic infrastructure, such as roads and sewers. The majority of the construction loans are secured by properties located in the Philadelphia metropolitan statistical area. In addition, we have sold participation interests in a number of the larger construction projects, although we have generally retained at least a 20% interest. Such sales do not provide for any recourse against the Bank.

Set forth below is a brief description of the two largest construction loan or loan relationships.

As of September 30, 2015, we had extended five construction and land development loans to a local developer aggregating $8.8 million with a total exposure of $15.1 million. As a part of the workout the Bank extended two construction loans in the amount of $5.4 million in November 2014. These two loans are being used to develop a 169 unit mixed townhome and condominium single-family residential community. As the project is completed, the proceeds on unit sales will be used to pay down the borrower’s remaining obligation. As a result of the extension of the additional construction loans, the Board determined to grant an exception to the Bank’s internal loans-to-one borrower limit. As of September 30, 2015, a total of $1.5 million has been disbursed. A third loan is a $3.6 million construction and land development loan to purchase land for the future development of 39 single-family residential real estate units. The loan is a variable-rate loan indexed to the Wall Street Journal prime rate plus a margin with a floor of 5.5%. During 2011, a new appraisal revealed that the market value of the collateral had substantially decreased in value. The borrower subsequently agreed to provide additional collateral to secure this loan resulting in a revised loan-to-value ratio of 73%. This loan had its maturity extended to December 2016 and was classified as a trouble debt restructured loan. The fourth loan is a $2.4 million construction and land development loan containing 25 residential lots and one fully constructed unit. The loan is a variable-rate loan indexed to the Wall Street Journal prime rate plus a margin with a floor of 6.0%. The borrower has agreed not to develop either of the two projects  until certain other projects are completed. The remaining construction and land development loan has an outstanding balance of $1.3 million and is secured by the 169 residential lots in the referenced mixed town homes and condominium project noted above. The loan is a short-term loan maturing in October 2016 with a fixed-rate of 4.375%. All five construction and land development loans are classified “substandard” and considered to be in a work-out situation as part of the borrower’s total relationship.

The second largest construction loan was in the amount of $6.6 million to improve a lot located in Philadelphia to construct on it a three-story building containing 40 three-bedroom student housing units targeted for use by graduate students studying at one of the major universities located in the area.

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

Multi-Family Residential and Commercial Real Estate Loans. At September 30, 2015, multi-family residential and commercial real estate loans amounted in the aggregate to $32.0 million or 9.7% of the total loan portfolio.

The commercial real estate and multi-family residential real estate loan portfolio consists primarily of loans secured by small office buildings, strip shopping centers, small apartment buildings and other properties used for commercial and multi-family purposes located in the Company’s market area. At September 30, 2015, the average commercial and multi-family real estate loan size was approximately $361,000. The largest multi-family residential or commercial real estate loan at September 30, 2015 was a $2.0 million loan secured by commercial real estate building that operates a fitness center. The loan was performing in accordance with its terms at such date. Substantially all of the properties securing the multi-family residential and commercial real estate loans are located in the Company’s primary market area.

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

Our origination of commercial real estate and multi-family loans were modest during the periods from fiscal 2012 through fiscal 2015. Although some delinquencies have existed with respect to these types of loans in our portfolio, no losses have been incurred over the past several years.

Consumer Lending Activities. We offer various types of consumer loans such as loans secured by deposit accounts and unsecured personal loans. Consumer loans are originated primarily through existing and walk-in customers and direct advertising. At September 30, 2015, $392,000, or 0.1% of the total loan portfolio consisted of consumer loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans. However, consumer loans have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.

Commercial Business Loans. The Bank did not have an outstanding balance of commercial business loans at September 30, 2015. The Bank anticipates being able to originate commercial  business loans during fiscal year 2016.

Commercial business loans maybe be made to small to mid-sized businesses in our market area primarily to provide working capital. Small business loans may have adjustable or fixed rates of interest and generally have terms of three years or less but may be as long as 15 years. Our commercial business loans have historically been underwritten based on the creditworthiness of the borrower and generally require a debt service coverage ratio of at least 120%. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to commercial business loans and frequently obtain real estate as additional collateral.

Loan Approval Procedures and Authority. Our Board of Directors establishes the Bank’s lending policies and procedures. Our various lending policies are reviewed at least annually by our management team and the Board in order to consider modifications as a result of market conditions, regulatory changes and other factors.

Consumer and residential mortgages with total credit exposure equal to or less than $300,000 may be approved by two senior lending officers. Consumer and residential mortgages with total credit exposure exceeding $125,000 but not more than $1 million may be approved by the Chief Lending Officer plus either the Chief Executive Officer or the Chief Operating Officer. Residential owner-occupied non-home equity loans up to $1.0 million can be approved by Management Loan Committee, comprised of the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Lending Officer, Chief Credit Officer and the Controller. All other loans, including all construction and land loans regardless of the amount, must be approved by Management Loan Committee and either the Executive Committee of the Board or the full Board of Directors.

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

Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis. These reports include information regarding all loans 30 days or more delinquent as to principal and/or interest and all real estate owned properties and are provided to the Board of Directors. The procedures we take with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We generally send the borrower a written notice of non-payment after the loan is first past due. Our guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, we will attempt to obtain full payment, work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for us to take legal action, which typically occurs after a loan is 90 days or more delinquent, we will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by us, becomes real estate owned. Since there has not been a significant increase in recent years in the one-to-four  family residential loans that are 90 days past due, the Company was not adversely impacted by any recent government programs related to the foreclosure process.

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

We account for our impaired loans in accordance with generally accepted accounting principles. An impaired loan generally is one for which it is more likely than not, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, construction and land development and commercial business loans are individually evaluated for impairment on at least a quarterly basis by management and the independent third party loan review function. All loans classified as substandard as part of the loan review process or due to delinquency, status are evaluated for potential impairment. There were $16.8 million of loans evaluated for impairment as of September 30, 2015 (of which $10.3 million are related to the banks largest borrower), consisting of $8.7 million of construction and land development loans, $4.2 million of one-to four-family residential loans, and $3.8 million of commercial real estate loans. Although no specific allocations were applied to these loans, there were partial charge-offs of $344,000. As of September 30, 2015, there were eight loans totaling $3.4 million designated as special mention loans consisting of five single-family residential loans aggregating $2.1 million, two commercial real estate loans aggregating $965,000 and a multi-family residential loan totaling $351,000. As of September 30, 2014 there were eight loans totaling $2.6 million designated as special mention loans, consisting of four single-family residential loans aggregating $1.5 million, two commercial real estate loans aggregating $989,000 and two consumer loans aggregating $119,000.

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

We review and classify assets on a quarterly basis and the Board of Directors is provided with reports on our classified and criticized assets. We classify assets in accordance with the management guidelines described above. At September 30, 2015 and 2014, we had no assets classified as “doubtful” or “loss” and $12.4 million and $22.0 million, respectively, of assets classified as “substandard.” In addition, there were $3.4 million and $2.6 million of loans designated as “special mention” as of September 30, 2015 and 2014, respectively. See –“Construction and Land Development Lending For a discussion of our largest lending relationship which was classified as substandard during fiscal 2014 and designated as non-performing during fiscal 2015,” see also -“Non-Performing Loans and Real Estate Owned.”

Delinquent Loans. The following table shows the delinquencies in the loan portfolio as of the dates indicated.

	September 30, 2015				September 30, 2014
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in Thousands)

One- to-four family residential	7	$1,462	13	$2,032	8	$475	15	$3,446
Multi-family residential	-	-	-	-	-	-	-	-
Commercial real estate	2	504	1	181	-	-	-	-
Construction and land development	-	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total delinquent loans	9	$1,966	14	$2,213	8	$475	15	$3,446
Delinquent loans to total net loans	0.63%		0.71%		0.15%		1.10%
Delinquent loans to total loans	0.59%		0.67%		0.14%		1.04%

Non-Performing Loans and Real Estate Owned. The following table sets forth information regarding the non-performing loans and real estate owned. The Company’s general policy is to cease accruing interest on loans, other than single-family residential loans, which are 90 days or more past due and to reverse all accrued interest. At September 30, 2015, all of the loans listed as 90 or more days past due in the table above were in non-accrual status. At September 30, 2015, the Company had ten loans aggregating $8.1 million that were classified as troubled debt restructurings (“TDRs”). As of September 30, 2015, all the TDRs are performing in accordance with their restructured terms. Three of such loans aggregating $5.8 million as of September 30, 2015 were classified as non-performing as a result of not achieving a sufficiently sustained payment history under the restructured terms to justify returning the loans to performing (accrual) status. Two of these three loans totaling $4.4 million were recently designated TDRs during the June 2015 quarter as a result of from the extension of their original maturity dates.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal or interest and real estate owned) at the dates indicated.

	September 30,
	2015		2014	2013	2012	2011
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$3,547	(1)	$5,002 (1)	$4,259 (1)	$12,904 (1)	$10,314
Multi-family residential	-		-	-	-	-
Commercial real estate	1,589	(1)	877 (1)	2,375 (1)	597	545
Construction and land development	8,796	(1)	-	-	517	1,772
Commercial business	-		-	-	-	-
Consumer	-		-	-	-	-
Total non-accruing loans	13,932		5,879	6,634	14,018	12,631
Accruing loans 90 days or more past due:
One- to four-family residential	-		-	-	-	-
Multi-family residential	-		-	-	-	-
Commercial real estate	-		-	-	-	-
Construction	-		-	-	-	-
Commercial business	-		-	-	-	-
Consumer	-		-	-	-	-
Total accruing loans 90 days or more past due	-		-	-	-	-
Total non-performing loans (2)	13,932		5,879	6,634	14,018	12,631
Real estate owned, net (3)	869		360	406	1,972	2,268
Total non-performing assets	$14,801		$6,239	$7,040	$15,990	$14,899

Total non-performing loans as a percentage of loans,	4.21%		1.83%	2.16%	5.38%	5.25%

Total non-performing loans as a percentage of total assets	2.86%		1.12%	1.09%	2.86%	2.53%

Total non-performing assets as a percentage of total assets	3.04%		1.19%	1.16%	3.26%	2.98%

(1)Includes at: (i) September 30, 2015, $5.8 million of troubled debt restructurings (TDRs) that were classified non-performing consisting of a $3.6 million construction and land development loan, a $1.4 million one-to-four family loan and a $737,000 commercial real estate loan; (ii) September 30, 2014, $2.4 million of TDRs that were classified non-performing consisting of a $1.5 million one-to-four family loan and a $877,000 commercial real estate loan, (iii) at September 30, 2013, $2.1 million of TDRs consisting of a one-to-four family loan in the amount of $157,000 and five commercial real estate loans totaling $1.9 million; and (v) September 30, 2012, $8.1 million of TDRs consisting of five loans to the same borrower related to a 133-unit condominium project that was resolved in fiscal 2013. There were no TDRs at September 30, 2011.

(2)Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

(3)Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Interest payments on non-accrual loans is applied to principal until either the loan is paid-in full or the Bank determines after a significant payment history has been achieved to warrant the involved loan being classified as a performing loan. There was $412,000 of such interest recognized during fiscal 2015 while there was $71,000 of such interest recognized for non-accrual loans for fiscal 2014. Approximately $685,000 in additional interest income would have been recognized during the year ended September 30, 2015 if these loans had been performing during fiscal 2015.

At September 30, 2015, the Company’s non-performing assets totaled $14.8 million or 3.0% of total assets as compared to $6.2 million or 1.2% of total assets at September 30, 2014. The increase was primarily due to the placement on non-accrual during the quarter ended March 31, 2015 of the Company’s largest lending relationship, which consists of nine loans aggregating $10.3 million including four construction loans aggregating $8.8 million. The relationship was classified as non-performing due to insufficient cash flow. This relationship, which consists primarily of construction loans related to residential real estate development projects, has been in a workout status for several quarters and has been classified “substandard” since June 2014. As of September 30, 2015, the complete relationship was analyzed for impairment. As of such date, the relationship was deemed to have sufficient collateral and as a result, no impairment charge was required. Non-performing loans at September 30, 2015 consisted of five construction loans aggregating $8.8 million, 14 one-to four-family residential mortgage loans aggregating $2.1 million, one single-family residential investment property loan totaling $1.4 million and three commercial real estate loans aggregating $1.6 million. At September 30, 2015, the Company had ten loans aggregating $8.1 million that were classified as TDRs. As of September 30, 2015, all the TDRs are performing in accordance with their restructured terms. Three of such loans aggregating $5.8 million as of September 30, 2015 were classified as non-performing as a result of not achieving an sufficiently sustained payment history under the restructured terms to justify returning the loans to performing (accrual) status. Two of these three loans totaling $4.4 million (which are part of the real estate development relationship discussed above) were designated TDRs during the June 2015 quarter due to the extension of their maturity dates. As of September 30, 2015, the Company had reviewed $16.8 million of loans for possible impairment of which $12.4 million was classified as substandard compared to $22.0 million reviewed for possible impairment and classified substandard as of September 30, 2014.

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

The carrying value of loans is periodically evaluated and the allowance is adjusted accordingly. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments that differ from those of management. As of September 30, 2015, our allowance for loan losses of $2.9 million was 0.9% of total loans receivable and 21.0% of non-performing loans.

Charge-offs on loans totaled $384,000 and $215,000 for the years ended September 30, 2015 and 2014, respectively. The charge-offs during fiscal 2015 and 2014 were primarily the result of the decline in the collateral value on certain collateral dependent loans which are classified as substandard. Management took a prudent approach in writing down all substandard loans to the net realizable value of the applicable underlying collateral.

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

The following table shows changes in the allowance for loan losses during the periods presented.

	At or For the Year Ended September 30,

	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Total loans outstanding at end of period	$330,556	$330,696	$308,395	$263,205	$247,084
Average loans outstanding	323,398	319,126	278,582	242,781	246,188
Allowance for loan losses, beginning of period	2,425	2,353	1,881	3,364	3,151
Provision (recovery) for loan losses	735	240	(500)	725	4,630
Charge-offs:
One- to four-family residential	384	215	154	1,905	750
Multi-family residential and commercial real estate	-	-	-	-	-
Construction and land development	-	-	-	303	3,667
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total charge-offs	384	215	154	2,208	4,417
Recoveries on loans previously charged off	154	47	1,126	-	-
Allowance for loan losses, end of period	$2,930	$2,425	$2,353	$1,881	$3,364

Allowance for loan losses as a percent of total loans	0.93%	0.75%	0.77%	0.71%	1.36%
Allowance for loan losses as a percent of non-performing loans	21.03%	41.24%	35.47%	13.42%	26.63%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.07%	0.05%	NM*	0.91%	1.79%

* Not meaningful.

The following table shows how the allowance for loan losses is allocated by type of loan at each of the dates indicated.

	September 30,
	2015		2014		2013		2012		2011
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %
	of	of Total	of	of Total	of	of Total	of	of Total	of	of Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans

	(Dollars in Thousands)
One- to four-family residential	$1,636	78.40%	$1,663	85.47%	$1,384	87.81%	$830	84.65%	$1,651	79.54%
Multi-family residential	66	1.90%	67	2.17%	22	1.85%	7	1.92%	7	2.32%
Commercial real estate	231	7.80%	122	4.87%	70	6.33%	125	7.35%	221	8.57%
Construction and land development	725	11.80%	323	6.77%	653	3.68%	745	5.65%	1,481	9.00%
Commercial business	-	0.00%	15	0.60%	4	0.19%	3	0.24%	3	0.33%
Consumer	4	0.10%	4	0.12%	2	0.14%	1	0.20%	1	0.25%
Unallocated	268	-	231	-	218	-	170	0.00%	-	0.00%
Total allowance for loan losses	$2,930	100.00%	$2,425	100.00%	$2,353	100.00%	$1,881	100.00%	$3,364	100.01%

The aggregate allowance for loan losses increased by $505,000 from September 30, 2014 to September 30, 2015, due to a provision of $735,000, partially offset by net-charge offs of $230,000 recorded during the period. During the year ended September 30, 2015, we recorded a provision in the amount of $735,000 due to the increase in the level of commercial real estate and construction loans outstanding, charge-offs incurred during fiscal 2015 and the previously disclosed classification of a $10.3 million loan workout relationship as non-performing. Fluctuations in the allowance may occur based on management’s consideration of the known and inherent losses in the loan portfolio that are reasonably estimated as well as current qualitative and quantitative risk factors at the time of the analysis.

Investment Activities

General. We invest in securities in accordance with policies approved by our board of directors. The investment policy designates the President, Chief Financial Officer and Controller as the Investment Committee, which is authorized by the board to make the Bank’s investments consistent with the investment policy. The Board of Directors of the Bank reviews all investment activity on a monthly basis.

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

Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Further, privately issued mortgage-backed securities and CMOs also have a higher risk of default due to adverse changes in the creditworthiness of the issuer. Management’s practice is generally to not invest in such securities, and the small amount remaining of these types of securities received as a result of the redemption in kind of an investment in a mutual fund, were sold prior to the end of fiscal 2014. See further discussion in Note 5 of the Notes to Consolidated Financial Statements included in Item 8 herein.

At September 30, 2015, the investment and mortgage-backed securities portfolio amounted to $143.8 million or 29.5% of total assets at such date. The largest component of the securities portfolio as of September 30, 2015 consisted of U.S. Government and agency obligations, which amounted to $73.9 million or 51.2% of the securities portfolio at September 30, 2015. In addition, we invest in U.S Government agency mortgage-backed securities and to a significantly lesser degree, other securities.

The securities are classified at the time of acquisition as available for sale, held to maturity or trading. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the amortized cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income. At September 30, 2015, we had $66.4 million of investment and mortgage-backed securities classified as held to maturity, $77.5 million of investment and mortgage-backed securities classified as available for sale and no securities classified as trading securities.

We do not purchase mortgage-backed derivative instruments nor do we purchase corporate obligations which are not rated investment grade or better. However, certain investments acquired through a redemption in kind during 2008 of our entire investment in a mutual fund were below investment grade and were deemed impaired. As of September 30, 2014, the remaining balance of such securities had been sold and the Company recorded a pre-tax gain of $142,000.

The mortgage-backed securities consist both of mortgage pass-through and collateralized mortgage obligations guaranteed Ginnie Mae, Fannie Mae or Freddie Mac. At September 30, 2014, the Company had sold the remaining portfolio of non-agency securities.

The following table sets forth certain information relating to the investment and mortgage-backed securities portfolios at the dates indicated.

	September 30,
	2015		2014		2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In Thousands)
Mortgage-backed securities - U.S. Government agencies	$73,917	$73,254	$54,190	$54,845	$38,231	$38,903
Mortgage-backed securities - Non-agency	-	-	-	-	3,319	3,530
U.S. Government and agency obligations	69,917	71,047	85,906	81,994	85,920	79,897
Total debt securities	143,834	144,301	140,096	136,839	127,470	122,330
FHLMC preferred stock	6	59	6	70	6	33
Total investment and mortgage-backed securities	$143,840	$144,360	$140,102	$136,909	$127,476	$122,363

(1) Includes impaired securities.

The following tables set forth the amortized cost of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2015. The Company did not hold any tax-exempt bonds as of September 30, 2015.

	Amounts at September 30, 2015 Which Mature In
			Over One		Over Five
		Weighted	Year	Weighted	Years	Weighted	Over	Weighted		Weighted
	One Year	Average	Through	Average	Through	Average	Ten	Average		Average
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield	Total	Yield

	(Dollars in Thousands)
Bonds and other debt securities:
U.S. Government and agency obligations	$5,000	1.88%	$2,984	4.23%	$8,941	2.27%	$56,992	2.51%	$73,917	2.51%
Mortgage-backed securities	-	-	-	-	48	2.95%	69,869	2.38%	69,917	2.38%
Total	$5,000	1.88%	$2,984	4.23%	$8,989	2.27%	$126,861	2.44%	$143,834	2.45%

The following table sets forth the purchases and principal repayments of our mortgage-backed securities at amortized cost during the periods indicated.

	At or For the
	Year Ended September 30,
	2015	2014	2013
	(Dollars in Thousands)
Mortgage-backed securities at beginning of period	$54,190	$41,550	$68,665
Purchases	24,865	23,085	1,977
Sale of mortgage-backed securities available for sale	-	(1,779)	(14,289)
Other than temporary impairment of securities (1)	-	(16)	(32)
Maturities and repayments	(9,372)	(8,936)	(15,110)
Amortizations of premiums and discounts, net	234	286	339
Mortgage-backed securities at end of period	$69,917	$54,190	$41,550
Weighted average yield at end of period	2.44%	2.67%	3.21%

(1)	Impairment primarily relates to non-agency mortgage-backed securities received in the redemption in kind of an investment in a mutual fund. The Company sold the remaining mortgage-backed securities received in redemption in kind as of September 30, 2014.

Sources of Funds

General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At September 30, 2015, 46.3% of the funds deposited with Prudential Savings were in core deposits, which are deposits other than certificates of deposit.

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

The Bank uses traditional means of advertising its deposit products, including broadcast and print media and generally does not solicit deposits from outside its market area.

We do not actively solicit certificate accounts of $100,000 and above, known as “jumbo CDs,” or use brokers to obtain deposits. At September 30, 2015, jumbo CDs amounted to $87.2 million, of which $30.1 million are scheduled to mature within twelve months subsequent to such date. At September 30, 2015, the weighted average remaining period until maturity of the certificate of deposit accounts was 26.7 months.

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	September 30,
	2015		2014		2013
	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount	% of Total Deposits
	(Dollars in Thousands)
Certificate accounts:
Less than 1.00%	$64,717	17.73%	$74,146	18.96%	$85,672	15.78%
1.00% - 1.99%	86,203	23.61%	79,474	20.33%	77,884	14.35%
2.00% - 2.99%	45,121	12.36%	48,105	12.30%	30,345	5.59%
3.00% - 3.99%	-	-	10,914	2.79%	17,653	3.25%
4.00% - 4.99%	-	-	-	-	2,744	0.51%
Total certificate accounts	$196,041	53.70%	$212,639	54.38%	$214,298	39.48%

Transaction accounts:
Savings	70,355	19.27%	73,275	18.73%	223,615	41.20%
Checking:	-
Interest-bearing	2,293	0.63%	2,327	0.60%	36,063	6.64%
Non-interest-bearing	35,649	9.76%	38,119	9.75%	3,474	0.64%
Money market	60,736	16.64%	64,665	16.54%	65,298	12.03%
Total transaction accounts	$169,033	46.30%	$178,386	45.62%	$328,450	60.52%
Total deposits	$365,074	100.00%	$391,025	100.00%	$542,748	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended September 30,
	2015			2014			2013
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Savings	$75,203	$208	0.28%	$80,432	$262	0.33%	$82,478	$265	0.32%
Interest-bearing checking and money market accounts	98,324	323	0.33%	100,303	348	0.35%	100,709	358	0.36%
Certificate accounts	207,391	2,899	1.40%	203,083	2,791	1.37%	233,814	3,721	1.59%
Total interest-bearing deposits	380,918	$3,430	0.90%	383,818	$3,401	0.89%	417,001	$4,344	1.04%

Non-interest-bearing deposits	2,241			2,498			3,483
Total deposits	$383,159		0.90%	$386,316		0.88%	$420,484		1.03%

The following table shows the savings flows during the periods indicated.

	Year Ended September 30,
	2015	2014	2013
	(In Thousands)
Deposits made	$296,394	$345,125	$507,513
Withdrawals	(325,584)	(499,938)	(394,002)
Interest credited	3,239	3,090	3,635
Total (decrease) increase in deposits	$(25,951)	$(151,723)	$117,146

Proceeds from the Company’s second-step conversion offering in the amount of $145.7 million are included in the deposits made during fiscal 2013. The offering was completed in October 2013 and $69.4 million was transferred to capital and $75.4 million was returned to subscribers due to an over subscription in the offering. Such transfers and refunds are reflected in the withdrawals during fiscal 2014.

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at September 30, 2015.

	Maturing in the 12 Months Ending September 30,
Certificates of Deposit	2016	2017	2018	Thereafter	Total
	(In Thousands)
Less than 1.00%	$57,423	$7,293	$-	$-	$64,716
1.00% - 1.99%	13,515	11,040	31,605	30,044	86,204
2.00% - 2.99%	11,874	13,247	-	20,000	45,121
Total certificate accounts	$82,812	$31,580	$31,605	$50,044	$196,041

The following tables show the maturities of our certificates of deposit of $100,000 or more at September 30, 2015, by time remaining to maturity.

		Weighted
Quarter Ending:	Amount	Avg Rate
	(Dollars in Thousands)
December 31, 2015	$11,756	0.76%
March 31, 2016	7,496	0.86%
June 30, 2016	5,891	1.01%
September 30, 2016	4,907	1.16%
After September 30, 2016	57,137	1.87%
Total certificates of deposit with balances of $100,000 or more	$87,187	1.54%

Borrowings. From time to time we may utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund the operations as part of the operating and liquidity strategy. See “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. These FHLB advances are collateralized primarily by certain mortgage loans and mortgage-backed securities and secondarily by an investment in capital stock of the Federal Home Loan Bank of Pittsburgh. There are no specific credit covenants associated with these borrowings. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank of Pittsburgh. At September 30, 2015, the Company did not have any outstanding advances with the FHLB, but had the ability to obtain advances in the amount of $189.8 million.

The following table shows certain information regarding borrowings at or for the dates indicated:

	At or For the Year Ended September 30,
	2015	2014	2013
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$162	$340	$340
Maximum amount outstanding at any month-end during the period	340	340	340
Balance outstanding at end of period	0	340	340
Average interest rate during the period	0.00%	0.00%	0.00%
Weighted average interest rate at end of period	0.00%	0.00%	0.00%

The Company had two FHLB advances made under a community housing program in which matured during fiscal 2015.

Subsidiaries

The Company has only one direct subsidiary: Prudential Savings Bank. The Bank’s sole subsidiary as of September 30, 2015 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered corporation established to hold investment securities. As of September 30, 2015, PSB had assets of $116.6 million primarily consisting of mortgage-backed and investment securities. We may consider the establishment of one or more additional subsidiaries in the future.

Employees

At September 30, 2015, we had 67 full-time employees, and four part-time employees. None of such  employees are represented by a collective bargaining group, and we believe that the Company’s relationship with its employees is good. During September 2015 and continued in early October 2015, the Company began a reduction in force initiative which resulted in a reduction of approximately 10% of its workforce.

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

Prudential Bancorp is a registered as bank holding company under the Bank Holding Company Act and is subject to regulation and supervision by the Federal Reserve Board and by the Department. Prudential Bancorp files annually a report of its operations with, and is subject to examination by, the Federal Reserve Board and the Department. This regulation and oversight is generally intended to ensure that Prudential Bancorp limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of the Bank.

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

2010 Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The law also established an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the new law that may affect the Bank and Prudential Bancorp. Not all of the regulations implementing these changes have been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

•         A new independent consumer financial protection bureau was established, the Consumer Finance Protection Bureau (“CFPB”) within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•         Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•         The prohibition on payment of interest on demand deposits was repealed.

•         Deposit insurance on most accounts increased to $250,000.

•         The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•         The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Prudential Bancorp:

•         The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•         The SEC is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•         Public companies are now required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•         A separate, non-binding shareholder vote is now required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•         Securities exchanges are now required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors and executive compensation matters.

•         Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•         Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•         Item 402 of Regulation S-K promulgated by the SEC will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees, commencing with fiscal years starting after January 1, 2017.

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

One of the purposes of the Banking Code is to provide savings banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws and other state, federal and foreign laws. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in Pennsylvania, with the prior approval of the Department.

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

The Dodd Frank Act raises the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% and requires the FDIC to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions). The FDIC has proposed a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%. This surcharge period is expected to begin in 2016 and end by December 31, 2018. Small institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits will apply to reduce regular assessments by 2.0 basis points for quarters when the reserve ratio is at least 1.40%.

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

Recent Regulatory Capital Regulations. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as the Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2015. The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2015. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules (described below), but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

Regulatory Capital Requirements. Federally insured state-chartered non-member banks and savings banks are required to maintain minimum levels of regulatory capital. Current FDIC capital standards require these institutions to satisfy a common equity Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement. The common equity Tier 1 capital component generally consists of retained earnings and common stock instruments and must equal at least 4.5% of risk-weighted assets. Leverage capital, also known as “core” capital, must equal at least 3.0% of adjusted total assets for the most highly rated state-chartered non-member banks and savings banks. Core capital generally consists of common stockholders’ equity (including retained earnings). An additional cushion of at least 100 basis points is required for all other savings associations, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the FDIC’s regulations, the most highly-rated banks are those that the FDIC determines are strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Under the risk-based capital requested, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The FDIC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

In determining compliance with the risk-based capital requirement, a savings bank is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings bank’s core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets.

Savings banks must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings banks should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital, as defined by generally accepted accounting principles.

At September 30, 2015, the Bank exceeded all of its regulatory capital requirements, with Tier 1, Tier 1 common equity, Tier 1 (to risk-weighted assets) and total risk-based capital ratios of 19.50%, 41.66%, 41.65% and 43.00%, respectively.

Any savings bank that fails any of the capital requirements is subject to possible enforcement action by the FDIC. Such action could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The FDIC’s capital regulations provide that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

Department Capital Requirements. The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At September 30, 2015, Prudential Savings Bank’s capital ratios exceeded each of its capital requirements.

Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

	Total	Tier 1	Tier 1	Tier 1
Capital Category	Risk-Based Capital	Risk-Based Capital	Common Equity Capital	Leverage Capital
Well capitalized	10% or more	6% or more	6.5% or more	5% or more
Adequately capitalized	8% or more	4% or more	4.5% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4.5%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%	Less than 3%

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

At September 30, 2015, the Bank was deemed to be a “well capitalized” institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth the Company and the Bank’s capital position relative to its respective regulatory capital requirements at September 30, 2015.

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes(1)		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

Tier 1 capital (to average assets)
Company	$116,903	23.73%	N/A	N/A	N/A	N/A
Bank	96,034	19.50	$19,699	4.0	$24,624	5.0%
Tier 1 Common (to risk-weighted assets)
Company	116,921	50.63	N/A	N/A	N/A	N/A
Bank	96,052	41.66	10,376	4.0	14,987	6.0
Tier 1 capital (to risk-weighted assets)
Company	116,903	50.63	N/A	N/A	N/A	N/A
Bank	96,034	41.65	13,834	4.0	18,446	6.0
Total capital (to risk-weighted assets)
Company	120,016	51.98	N/A	N/A	N/A	N/A
Bank	99,147	43.00	18,446	8.0	23,057	10.0

(1)	The Company is not subject to the regulatory capital ratios imposed by Basel III on bank holding companies because the Company was deemed to be a small bank holding company as of September 30, 2015.

Activities and Investments of Insured State-Chartered Banks and Savings Banks. The activities and equity investments of FDIC-insured, state-chartered banks and savings banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank or savings bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things:

•        acquiring or retaining a majority interest in a subsidiary;

•        investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets;

•        acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions; and

•        acquiring or retaining the voting shares of a depository institution if certain requirements are met.

The FDIC has adopted regulations pertaining to the other activity restrictions imposed upon insured state-chartered banks and savings banks and their subsidiaries. Pursuant to such regulations, insured state banks and savings banks engaging in impermissible activities may seek approval from the FDIC to continue such activities. State banks and savings banks not engaging in such activities but that desire to engage in otherwise impermissible activities either directly or through a subsidiary may apply for approval from the FDIC to do so; however, if such bank fails to meet the minimum capital requirements or the activities present a significant risk to the FDIC insurance funds, such application will not be approved by the FDIC. Pursuant to this authority, the FDIC has determined that investments in certain majority-owned subsidiaries of insured state-chartered banks and savings banks do not represent a significant risk to the deposit insurance funds. Investments permitted under that authority include real estate activities and securities activities.

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

Incentive Compensation. Guidelines adopted by the federal banking agencies pursuant to the FDIA prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

In January 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged. The comment period ended in February 2010. As of June 30, 2015, a final rule has not been adopted.

In June 2010, the Federal Reserve issued comprehensive guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In April 2011, the federal banking agencies and the SEC jointly published proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking. Those proposed regulations apply only to a financial institution or its holding company with $1 billion or more of assets.

The scope and content of the U.S. banking regulators’ policies on incentive compensation are continuing to develop. It cannot be determined at this time whether a final rule will be adopted and whether compliance with such a final rule will adversely affect the ability of Prudential Bancorp and the Bank to hire, retain and motivate their key employees.

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

UDAP and UDAAP. Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act (the “FTC Act”), which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd- Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” referred to as UDAAP, which have been delegated to the CFPB for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP. The potential reach of the CFPB’s broad new rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services, including the Bank is currently unknown.

Regulatory Enforcement Authority. Applicable banking laws include substantial enforcement powers available to federal and state banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At September 30, 2015, the Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Department. At September 30, 2015, the Bank was in compliance with these reserve requirements.

Regulation of Prudential Bancorp

Bank Holding Company Act Activities and Other Limitations. Under the Bank Holding Company Act, Prudential Bancorp must obtain the prior approval of the Federal Reserve Board before it may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, Prudential Bancorp would directly or indirectly own or control more than 5% of such shares.

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

A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it has been the policy of the Federal Reserve Board that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations, or both. The Dodd-Frank Act included a provision that directs federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries. To date, no regulations have been promulgated to implement that provision.

Non-Banking Activities. The business activities of Prudential Bancorp, as a bank holding company, are restricted by the Bank Holding Company Act. Under the Bank Holding Company Act and the Federal Reserve Board’s bank holding company regulations, bank holding companies may only engage in, or acquire or control voting securities or assets of a company engaged in:

•        banking or managing or controlling banks and other subsidiaries authorized under the Bank Holding Company Act; and

•        any Bank Holding Company Act activity the Federal Reserve Board has determined to be so closely related that it is incidental to banking or managing or controlling banks.

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

Regulatory Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board’s capital adequacy guidelines for Prudential Bancorp, on a consolidated basis, are similar to those imposed on the Bank by the FDIC. See “-Regulation of Prudential Savings Bank - Capital Requirements.” Moreover, certain of the bank holding company capital requirements promulgated by the Federal Reserve Board in 2013 became effective as of January 1, 2015. Those requirements establish four minimum capital ratios that Prudential Bancorp had to comply with as of that date as set forth in the table below. However, in May 2015, amendments to the Federal Reserve Board’s small bank holding company policy statement (the “SBHC Policy”) became effective which increased the asset threshold to qualify to utilize the provisions of the SBHC Policy from $500 million to $1.0 billion. Bank holding companies which are subject to the SBHC Policy are not subject to compliance with the regulatory capital requirements set forth in the table below until they exceed $1.0 billion in assets. As a consequence, as of June 30, 2015, Prudential Bancorp was not required to comply with the requirements set forth below until such time that its consolidated total assets exceed $1.0 billion or the Federal Reserve Board determines that Prudential Bancorp is no longer deemed to be a small bank holding company. However, if Prudential Bancorp had been subject to the requirements, it would have been in compliance with such requirements.

Capital Ratio	Regulatory Minimum
Common Equity Tier 1 Capital	4.5%
Tier 1 Leverage Capital	4.0%
Tier 1 Risk-Based Capital	6.0%
Total Risk-Based Capital	8.0%

The leverage capital requirement is calculated as a percentage of total assets and the other three capital requirements are calculated as a percentage of risk-weighted assets. For a more detailed discussion of the 2013 capital rules, see “Recent Regulatory Capital Regulations” under “Regulation of Prudential Savings Bank” above.

Restrictions on Dividends and Repurchases. Prudential Bancorp’s ability to declare and pay dividends may depend in part on dividends received from the Bank. The Banking Code regulates the distribution of dividends by savings banks and states, in part, that dividends may be declared and paid out of accumulated net earnings, provided that the bank continues to meet its surplus requirements. In addition, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the FDIC.

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

Section 225.4(b)(1) of Regulation Y promulgated by the Federal Reserve Board requires that a bank holding company that is not well capitalized or well managed, or that is subject to any unresolved supervisory issues, provide prior notice to the Federal Reserve Board for any repurchase or redemption of its equity securities for cash or other value that would reduce by 10 percent or more the bank holding company’s consolidated net worth aggregated over the preceding 12-month period. The Federal Reserve Bank may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order or any condition imposed by, or written agreement with, the Federal Reserve Board.

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

Volcker Rule Regulations. Regulations adopted by the federal banking agencies to implement the provisions of the Dodd-Frank Act commonly referred to as the Volcker Rule became effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Prudential Bancorp is in -compliance with the various provisions of the Volcker Rule regulations.

Limitations on Transactions with Affiliates. Transactions between insured financial institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of an insured financial institution is any company or entity which controls, is controlled by or is under common control with the insured financial institution. In a bank holding company context, the bank holding company of an insured financial institution (such as Prudential Bancorp) and any companies which are controlled by such holding company are affiliates of the insured financial institution. Generally, Section 23A limits the extent to which the insured financial institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable to the insured financial institution, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by an insured financial institution to an affiliate.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of an insured financial institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the insured financial institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the insured financial institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by an insured financial institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 2015, the Bank was in compliance with the above restrictions.

TAXATION

Federal Taxation

General. Prudential Bancorp and the Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. As of September 30, 2014, the Internal Revenue Service had concluded an audit of the Company’s tax returns for the year ended September 30, 2010 and no adverse findings were noted. The federal and state income tax returns for taxable years through September 30, 2012 have been closed for purposes of examination by the Internal Revenue Service or the Pennsylvania Department of Revenue.

Prudential Bancorp files a consolidated federal income tax return with the Bank and its subsidiary, PSB Delaware, Inc. Accordingly, any cash distributions made by Prudential Bancorp to its shareholders will be treated as cash dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

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

At September 30, 2015, the total federal pre-1988 reserve was approximately $6.6 million. The reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provisions have been made.

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

State and Local Taxation

Pennsylvania Taxation. Prudential Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2014 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

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

Item 1A. Risk Factors.

In analyzing whether to make or to continue on investment in our securities, investors should consider, among other factors, the following risk factors.

Our non-performing assets expose us to increased risk of loss

At September 30, 2015, we had total non-performing assets of $14.8 million, or 3.04% of total assets as compared to $6.2 million or 1.8% of total assets as of September 30, 2014. Our non-performing assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans and no interest income is recognized until the loan is performing and the financial condition of the borrower supports recording interest income on a cash basis. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Prudential Savings Bank. Finally, if our estimate of the allowance for loan losses is inaccurate, we will have to increase the allowance accordingly. At September 30, 2015, our allowance for loan losses amounted to $2.9 million, or 0.9% of total loans and 21.0% of non-performing loans, compared to $2.4 million, or 0.8% of total loans and 41.2% of non-performing loans at September 30, 2014.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to pay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The continued weakness in the national economy and the economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions, resulting in the increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulators, the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation, as part of their examination process, which may result in the establishment of an additional provision based upon the judgment of such agencies after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 0.9% of total loans and 21.0% of non-performing loans at September 30, 2015. Our allowance for loan losses at September 30, 2015 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require an increased provision to replenish the allowance, which would negatively affect earnings.

Our continued emphasis on residential mortgage loans exposes us to lending risks, and the geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

At September 30, 2015, $259.2 million, or 78.4 % of our loan portfolio, was secured by one-to-four family real estate. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in our local housing market that occurred in recent years in many cases reduced the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Real estate values are affected by various factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies and natural disasters. Future weakness in economic conditions also could result in reduced loan demand and a decline in loan originations. In particular, a significant decline in real estate values would likely lead to a decrease in new construction, commercial real estate and residential mortgage loan originations and increased delinquencies and defaults in our real estate loan portfolio.

Our continued emphasis on originating construction and commercial real estate loans may expose us to increased lending risks.

At September 30, 2015, $39.0 million, or 11.8%, of our loan portfolio consisted of construction loans, including loans for the acquisition and development of property, and $26.0 million, or 7.8%, of our loan portfolio consisted of commercial real estate loans. Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied residential real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. We have attempted to minimize these risks by generally concentrating on residential construction loans in our market area to contractors with whom we have established lending relationships and by selling, with respect to larger construction and land development loans, participation interests in order to reduce our exposure. Likewise, commercial real estate loans generally expose a lender to a greater risk of loss than one-to-four family residential loans. Repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the property or business to cover operating expenses and debt service. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Changes in economic conditions that are out of the control of the borrower and lender could impact the value of the security for the loan, the future cash flow of the involved property, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. Additionally, any decline in real estate values may be more pronounced with respect to commercial real estate properties than residential properties. Also, many of construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

In recent periods, a majority of our non-performing assets have related to construction loans. At September 30, 2015, five construction loans aggregating $8.8 million were considered non-performing and on non-accrual status. All of these construction loans were related to a loan relationship consisting of nine loans with a total principal balance outstanding of $10.3 million, all of which was deemed non-performing as of such date. In addition, non-performing assets at September 30, 2015 included two commercial real estate loans aggregating $1.6 million.

We have a high concentration of loans secured by real estate in our market area; adverse economic conditions in our market area have adversely affected, and may continue to adversely affect, our financial condition and result of operations

Substantially all of our loans are to individuals, businesses and real estate developers in Philadelphia and Delaware Counties, Pennsylvania and neighboring areas in southern Pennsylvania and southern New Jersey and our business depends significantly on general economic conditions in these market areas. Severe declines in housing prices and property values have been particularly acute in our primary market areas in recent years. A deterioration in economic conditions or a prolonged weakness in the economic recovery in our primary market areas could result in the following consequences, any of which could have a material adverse effect on our business:

•	Loan delinquencies may increase;
•	Problem assets and foreclosures may increase;
•	Demand for our products and services may decline;
•	The carrying value of our other real estate owned may decline further; and
•	Collateral for loans made by us, especially real estate, may continue to decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans.
42

The Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses.

The Company assumes credit risk by virtue of making loans and extending loan commitments and letters of credit. We manage our credit risk through a program of underwriting standards, the review of certain credit decisions and a continuous quality assessment process of credit already extended. Our exposure to credit risk is managed through the use of consistent underwriting standards that emphasize local lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The Company’s credit administration function employs risk management techniques to help ensure that problem loans and leases are promptly identified. While these procedures are designed to provide us with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.

A significant percentage of our assets is invested in securities which typically have a lower yield than our loan portfolio.

Our results of operations are substantially dependent on our net interest income. At September 30, 2015, $155.1 million or 31.8 % of our assets was invested in investment securities and cash and due amounts from banks. These investments yield substantially less than the loans we hold in our portfolio. The weighted average yield on such assets for the year ended September 30, 2015 was 2.31% as compared to 3.95% for loans. Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets consisted of loans. In addition, at September 30, 2015, $77.5 million, or 49.9% of our investment securities, are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the material size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.

While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may not be able to increase originations of loans that are acceptable to us.

Our success depends on hiring and retaining certain key personnel.

Our performance largely depends on the talents and efforts of highly skilled individuals. We rely on key personnel to manage and operate our business, including major revenue generating functions such as loan and deposit generation, as well as operational functions such as regulatory compliance and information technology. The loss of key staff may adversely affect our ability to maintain and manage these functions effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Higher interest rates would hurt our profitability

Management is unable to predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, unemployment, monetary policy, domestic and international disorder and instability in domestic and foreign financial markets, and investor and consumer demand. Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of single-family residential loans) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits). The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board (the “FOMC”), and market interest rates. The FOMC has indicated it is likely that the federal funds rate will be increased within the next year, possibly as early as December 2015.

A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates (or, if adjustable, are initially fixed for periods of five to 10 years) and longer terms than our deposits and borrowings. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. As a result of our historical focus on the origination of one-to-four family residential mortgage loans, which focus has been emphasized in recent years due to asset quality issues experienced by our construction and land development lending activities, the majority of our loans have fixed interest rates. In addition, a large percentage of our investment securities and mortgage-backed securities have fixed interest rates and are classified as held to maturity. As is the case with many banks and savings institutions, our emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our assets. As of September 30, 2015, 60.01% of our loan portfolio had maturities of 10 years or more. Furthermore, at such date, only $69.5 million or 38.3% of the loans due after September 30, 2015 bear adjustable interest rates. At September 30, 2015, 45.6% of our deposits had no stated maturity date and 46.4% consisted of certificates of deposit with maturities of one year or less. This imbalance can create significant earnings volatility because interest rates change over time and are currently at historical low levels. As interest rates increase, our cost of funds will increase more rapidly than the yields on the bulk of our interest-earning assets. In addition, the market value of our fixed-rate assets for example, our investment and mortgage-backed securities portfolios, would decline if interest rates increase. For example, we estimate that as of September 30, 2015, a 200 basis point increase in interest rates would have resulted in our net portfolio value declining by approximately $20.6 million or 14.3%. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

The Company and Prudential Savings Bank are subject to extensive regulation, supervision and examination by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Prudential Savings Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with the currently existing tax, accounting, securities, insurance, monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) is significantly changing the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets continue to be examined for compliance with the consumer laws by their primary bank regulators.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank holding companies and savings and loan holding companies that are no less than those applicable to banks, which could limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in Prudential Savings Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

The full impact of the Dodd-Frank Act on our business will not be known until all of the regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and divert management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the federal banking agencies approved a new rule that has substantially amended regulatory risk-based capital rules. The final rule implements the regulatory capital reforms from the Basel Committee on Banking Supervision (“Basel III”) and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which were effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. Prudential Savings Bank elected to opt out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating its regulatory capital requirements. The final rule also establishes a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

We have analyzed the effects of these new capital requirements on a fully phased-in basis, and we believe that we meet all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect as of September 30, 2015.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying dividends or repurchasing shares. Specifically, beginning in 2016, Prudential Savings Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may further limit our ability to pay dividends to stockholders.

Proposed and final regulations could restrict our ability to originate and sell loans.

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);
•	interest-only payments;
•	negative amortization; and
•	terms of longer than 30 years.

Also, to qualify as a “qualified mortgage,” a loan must be made to a borrower whose total monthly debt-to-income ratio does not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower on the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizes of loans to retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.” The regulatory agencies have issued a final rule to implement this requirement. The final rule provides that the definition of “qualified residential mortgage” includes loans that meet the definition of qualified mortgage issued by the Consumer Financial Protection Bureau.

The final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans. Similarly, the Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, which could limit our growth or profitability.

We are a community bank and our ability to maintain our reputation is critical to the success of our business

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our current market and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

Strong competition within our market area could hurt our profits and slow growth

We face intense competition in making loans, attracting deposits and hiring and retaining experienced employees. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which reduces our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

The fair value of our investment securities can fluctuate due to market conditions outside of our control

As of September 30, 2015, the fair value of our investment securities portfolio was approximately $144.4 million. We have historically taken a conservative investment strategy, with concentrations of securities that are backed by government sponsored enterprises. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock.

The Company has established a process to document and evaluate its internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of the Company’s internal controls over financial reporting. In this regard, management has, among other things, dedicated internal resources and engaged outside consultants to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Although the Company’s management and audit committee believe that its system of internal controls is effective, the Company cannot be certain that these measures will ensure that the Company implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations. If the Company fails to correct any issues in the design or operating effectiveness of internal controls over financial reporting, or fails to prevent fraud, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock.

The Company is subject to a variety of operational risks, including reputational risk, legal and compliance risk, and the risk of fraud or theft by employees or outsiders.

The Company is exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from its actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect its ability to attract and keep customers and can expose the Company to litigation and regulatory action.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. The Company’s necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Company also may be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. The Company is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as the Company is) and to the risk that its (or its vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of the Company to operate its business, potential liability to clients, reputational damage and regulatory intervention, which could adversely affect its business, financial condition and results of operations, perhaps materially.

The Company relies on other companies to provide key components of its business infrastructure.

Third parties provide key components of the Company’s business infrastructure, for example, system support and network access. While the Company has selected these third party vendors carefully, it does not control their actions. Any problems caused by these third parties, including those resulting from their failure to provide services for any reason or their poor performance of services, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Replacing these third party vendors could also entail significant delay and expense.

The Company’s operations may be adversely affected by cyber security risks.

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of our customers and employees in systems and on networks. In some cases, this confidential or proprietary information is collected compiled, processed, transmitted or stored by third parties on our behalf. The secure processing, maintenance and use of this information is critical to operations and our business strategy. The Company has invested in accepted technologies, and continually reviews processes and practices that are designed to protect our networks, computers and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure or those of third parties used by us to compile, process or store such information may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Company’s reputation, which could adversely affect our business.

Our ability to successfully compete may be reduced if we are unable to make technological advances.

The banking industry is experiencing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. As a result, our future success will depend in part on our ability to address our customers’ needs by using technology. We cannot assure you that we will be able to effectively develop new technology-driven products and services or be successful in marketing these products to our customers. Many of our competitors have far greater resources than we have to invest in technology.

Federal Reserve Board policy could limit our ability to pay dividends to our shareholders.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. These regulatory policies could affect our ability to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

We currently conduct business from our main office and six banking offices. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at September 30, 2015.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property and Leasehold Improvements	Amount of Deposits
			(In Thousands)
Main Office	Owned	N/A	$270	$196,606
1834 Oregon Avenue
Philadelphia, PA 19145-4725

Broad Street Financial Center	Owned	N/A	193	43,016
1722 South Broad Street
Philadelphia, PA 19145-2388

Pennsport Financial Center	Owned	N/A	31	37,743
238A Moore Street
Philadelphia, PA 19148-1925

Old City Financial Center	Leased	May-19	0	10,723
28 North 3rd Street
Philadelphia, PA 19106-2108

Chalfont Financial Center (1)	Leased	Aug-19	0	22,796
329 N. Main Street
Chalfont, PA 18914

Drexel Hill Financial Center	Leased	Sep-21	58	31,615
1270 Township Line Road
Drexel Hill, PA 19026-3105

Center City Financial Center	Leased	Oct-22	191	22,575
1500 JFk Boulevard
Philadelphia, PA 19103-5125

Total			$743	$365,074

(1) Branch office is scheduled to close in February 2016

Item 3. Legal Proceedings

The Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, does not believe that such proceedings will have a material adverse effect on the financial condition or operations of the Company. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company's interests and have a material adverse effect on the financial condition and operations of the Company.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)         Our common stock is traded on the NASDAQ Global Market (NASDAQ) under the symbol “PBIP”. At December 14, 2015, there were approximately 275 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms and banks.

The following table shows the quarterly high and low trading prices of our stock, reported on the NASDAQ Stock Market, and the amount of cash dividends declared per share for each of the quarters in fiscal 2015 and 2014:

	Stock Price		Cash dividends
Quarter ended:	High	Low	per share
September 30, 2015	$15.10	$14.27	$0.03
June 30, 2015	14.74	12.69	0.18
March 31, 2015	12.64	12.15	0.03
December 31, 2014	12.49	12.03	0.03

	Stock Price		Cash dividends
Quarter ended :	High	Low	per share
September 30, 2014	$12.23	$11.51	$0.03
June 30, 2014	11.66	10.65	0.03
March 31, 2014	10.83	10.45	0.00
December 31, 2013 (1)	10.91	10.10	0.00

(1)	Dollar values have been adjusted for the stock conversion resulting from second-step conversion offering.

The following graph compares the cumulative total return of the Company common stock with the cumulative total return of the SNL Mid-Atlantic Thrift Index and the Nasdaq Stock Market (US Companies). The graph assumes that $100 was invested on September 30, 2010. Prices prior to October 17, 2013 are for Old Prudential Bancorp, Inc. and have been adjusted for the .9442 exchange ratio applied as part of the mutual-to-stock conversion. Cumulative total return assumes reinvestment of all dividends.

	Period Ending
Index	09/30/10	09/30/11	09/30/12	09/30/13	09/30/14	09/30/15
Prudential Bancorp, Inc.	100.00	71.47	80.47	140.21	158.32	190.39
NASDAQ Composite	100.00	103.00	134.56	165.51	199.72	208.01
SNL Mid-Atlantic Thrift	100.00	78.49	103.96	121.09	133.96	157.22

(b)	Not applicable

(c)      The Company’s repurchases of equity shares for the fourth quarter of fiscal year 2015 were follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (1)
July 1 - 31, 2015	237,000	$14.53	940,000	860,000
August 1 - 31, 2015	55,184	$14.37	995,184	804,816
September 1 - 30, 2015	100,000	$14.61	1,095,184	704,816
	392,184

On September 17, 2014, the Company announced the Board of Directors had approved its first stock repurchase program authorizing the Company to repurchase up to 950,000 shares of common stock, approximately 10% of the Company’s outstanding shares, starting October 9, 2014.

On July 15, 2015, the Company announced the Board of Directors had approved a second stock repurchase program authorizing the Company to repurchased to 850,000 shares of common stock, approximately 10% of the Company’s outstanding shares open completion of the first repurchase program.

Item 6. Selected Financial Data

Set forth below is selected financial and other data of Prudential Bancorp. Reference is made to the consolidated financial statements and related notes contained in Item 8 which provide additional information.

	At September 30,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Selected Financial and Other Data:
Total assets	$487,189	$525,483	$607,897	$490,504	$499,537
Cash and cash equivalents	11,272	45,382	158,984	81,273	53,829
Investment and mortgage-backed securities:
Held-to-maturity	66,384	80,840	83,732	63,110	108,956
Available-for-sale	77,483	57,817	41,781	65,975	75,370
Loans receivable, net	312,633	321,063	306,517	260,684	240,511
Deposits	365,074	391,025	542,748	425,602	436,014
FHLB advances	-	340	340	483	570
Non-performing loans	13,932	5,880	6,634	14,018	12,631
Non-performing assets	14,801	6,240	7,040	15,990	14,899
Total stockholders’ equity, substantially restricted	117,001	129,425	59,912	59,831	57,452
Banking offices	7	7	7	7	7

	Year Ended September 30,
	2015	2014	2013	2012	2011
	(Dollars in Thousands, except per share data)
Selected Operating Data:
Total interest income	$16,680	$16,465	$16,773	$18,979	$21,685
Total interest expense	3,430	3,401	4,344	5,779	7,097
Net interest income	13,250	13,064	12,429	13,200	14,588
Provision (recovery) for loan losses	735	240	(500)	725	4,630
Net interest income after provision (recovery) for loan losses	12,515	12,824	12,929	12,475	9,958
Total non-interest income	3,008	1,111	1,774	3,068	938
Total non-interest expense	13,175	11,465	11,250	11,668	10,996
Income (loss) before income taxes	2,348	2,470	3,453	3,875	(100)
Income tax expense (benefit)	116	690	1,698	1,282	(212)
Net income	$2,232	$1,780	$1,755	$2,593	$112
Basic earnings per share	$0.27	$0.20	$0.18	$0.27	$0.01
Diluted earnings per share	$0.27	$0.19	$0.18	$0.27	$0.01
Dividends paid per common share	$0.27	$0.06	$0.00	0.00	$0.10

Selected Operating Ratios(1):
Average yield earned on interest-earning assets	3.38%	3.28%	3.60%	3.96%	4.42%
Average rate paid on interest-bearing liabilities	0.90	0.89	1.04	1.33	1.58
Average interest rate spread(2)	2.49	2.39	2.56	2.63	2.84
Net interest margin(2)	2.69	2.61	2.67	2.76	2.97
Average interest-earning assets to average interest-bearing liabilities	128.72	130.51	111.15	110.29	109.41
Net interest income after provision for loan losses to non-interest expense	94.99	111.85	114.92	106.92	90.55
Total non-interest expense to total average assets	3.42	2.21	2.25	2.33	2.15
Efficiency ratio(3)	81.04	80.88	79.21	71.72	70.83
Return on average assets	0.58	0.34	0.35	0.52	0.02
Return on average equity	2.37	1.38	3.00	4.43	0.20
Average equity to average total assets	24.39	24.79	11.92	11.71	10.90
				(Footnotes on next page)

	At or For the Year Ended September 30,
	2015	2014	2013	2012	2011
Asset Quality Ratios(4):
Non-performing loans as a percent of total loans receivable(5)	4.46%	1.83%	2.16%	5.38%	5.25%
Non-performing assets as a percent of total assets(5)	3.04	1.19	1.16	3.26	2.98
Allowance for loan losses as a percent of non-performing loans	21.03	41.24	35.47	13.42	26.63
Allowance for loan losses as a percent of total loans	0.93	0.75	0.77	0.71	1.63
Net charge-offs to average loans receivable	0.07	0.05	-0.35	0.88	1.90

Capital Ratios(4):
Tier 1 leverage ratio
Company	23.73%	22.39%	12.54%	11.73%	11.06%
Bank	19.50	17.95	11.81	10.95	10.23
Tier 1 common risk-based capital ratio
Company	50.63	N/A	N/A	N/A	N/A
Bank	41.66	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio
Company	50.63	57.21	26.69	27.51	25.54
Bank	41.65	40.52	25.15	25.69	23.62
Total risk-based capital ratio
Company	51.98	58.28	27.72	28.39	26.79
Bank	43.00	41.59	26.18	26.57	24.87

__________________

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

(2)	Average interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.

(5)	Non-performing assets generally consist of all loans on non-accrual, loans which are 90 days or more past due as to principal or interest, and real estate acquired through foreclosure or acceptance of a deed in-lieu of foreclosure. Non-performing assets and non-performing loans also include loans classified as troubled debt restructurings (“TDR”) due to being recently restructured and placed on non-accrual in connection with such restructuring. The TDRs in most cases are performing in accordance with their restructured terms. It is the Company’s policy to cease accruing interest on all loans which are 90 days or more past due as to interest or principal.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

At September 30, 2015, we had total assets of $487.2 million, including net loans of $312.6 million and $143.9 million of investment and mortgage-backed securities, total deposits of $365.1 million and total stockholders’ equity of $117.0 million.

The Company conducts community banking activities by accepting deposits and making loans in our market area. Our lending products primarily consist of residential mortgage loans and to a lesser extent commercial real estate, multi-family and construction loans. The Company also originates commercial business and consumer loans in an effort to maintain strong customer relationships.

Despite the challenging current market and economic conditions, the Company continues to maintain capital substantially in excess of regulatory requirements.

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

Investment and Mortgage-Backed Securities Available for Sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of September 30, 2015 or 2014.

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

U.S. GAAP prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement.  Assessment of uncertain tax positions requires careful consideration of the technical merits of a position based on management's analysis of tax regulations and interpretations.  Significant judgment may be involved in the assessment of the tax position.

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

Commitments

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2015.

	Total	Amount of Commitment Expiration - Per Period
	Amounts	Less than	1-3	3-5	After 5
	Committed	1 Year	Years	Years	Years
	(In Thousands)
Letters of credit	$2,598	$137	$371	$2,090	$-
Lines of credit (1)	3,912	1,586	-	-	2,326
Undisbursed portions of loans in process	17,097	11,862	1,158	4,077	-
Commitments to originate loans	2,461	2,461	-	-	-
Total commitments	$26,068	$16,046	$1,529	$6,167	$2,326

(1)	The majority of available lines of credit consist of home equity lines of credit.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at September 30, 2015.

		Payments Due By Period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$196,041	$82,812	$63,185	$50,044	$-
Total long-term debt	196,041	82,812	63,185	50,044	-
Advances from borrowers for taxes and insurance	1,670	1,670	-	-	-
Operating lease obligations	3,361	743	631	1,987	-
Total contractual obligations	$201,072	$85,225	$63,816	$52,031	$-

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

	Year Ended September 30,
	2015			2014			2013
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$81,110	$2,066	2.55%	$87,466	$2,199	2.51%	$85,800	$2,147	2.50%
Mortgage-backed securities	62,321	1,799	2.89%	46,240	1,411	3.05%	53,342	1,922	3.60%
Loans receivable (1)	323,398	12,760	3.95%	319,126	12,737	3.99%	278,582	12,609	4.53%
Other interest-earning assets	26,471	55	0.21%	48,542	118	0.24%	48,154	95	0.20%
Total interest-earning assets	493,300	16,680	3.38%	501,374	16,465	3.28%	465,878	16,773	3.60%
Non-interest-earning assets	21,078			18,162			19,670
Total assets	$514,378			$519,536			$485,548
Interest-bearing liabilities:
Savings accounts	$75,203	$204	0.27%	$78,364	$258	0.33%	$82,478	$260	0.32%
Checking and money market accounts	98,324	323	0.33%	100,303	348	0.35%	100,709	358	0.36%
Certificate accounts	207,391	2,899	1.40%	203,083	2,791	1.37%	233,814	3,721	1.59%
Total deposits	380,918	3,426	0.90%	381,750	3,397	0.89%	417,001	4,339	1.04%
FHLB advances	162	0	0.00%	340	0	0.00%	350	0	0.00%
Real estate tax escrow accounts	2,158	4	0.19%	2,068	4	0.19%	1,802	5	0.28%
Total interest-bearing liabilities	383,238	3,430	0.90%	384,158	3,401	0.89%	419,153	4,344	1.04%
Non-interest-bearing liabilities	5,662			6,605			7,120
Total liabilities	388,900			390,763			426,273
Stockholders' Equity	125,478			128,773			59,275
Total liabilities and stockholders' equity	$514,378			$519,536			$485,548
Net interest-earning assets	$110,062			$117,216			$46,725

Net interest income; interest rate spread		$13,250	2.49%		$13,064	2.40%		$12,429	2.56%
Net interest margin (2)			2.69%			2.61%			2.67%
Average interest-earning assets to average interest-bearing liabilities			128.72%			130.51%			111.15%

 _______________________

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.
62

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

	2015 vs. 2014				2014 vs. 2013
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total Increase (Decrease)	Rate	Volume	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Investment securities	$29	$(160)	$(2)	$(133)	$10	$42	$-	$52
Mortgage-backed securities	(76)	491	(27)	388	(294)	(256)	39	(511)
Loans receivable, net	(146)	171	(2)	23	(1,490)	1,835	(217)	128
Other interest-earning assets	(17)	(54)	8	(63)	22	1	-	23
Total interest income	(210)	448	(23)	215	(1,752)	1,622	(178)	(308)
Interest expense:
Savings accounts	(45)	(10)	2	(53)	11	(13)	(1)	(3)
Checking and money market accounts (interest-bearing and non-interest bearing)	(18)	(8)	-	(26)	(9)	(1)	-	(10)
Certificate accounts	48	59	1	108	(507)	(489)	67	(930)
Total deposits	(15)	41	3	29	(505)	(503)	66	(943)
FHLB advances	-	-	-	-	-	-	-	-
Total interest expense	(15)	41	3	29	(505)	(503)	66	(943)
Increase (decrease) in net interest income	$(1,645)	$1,022	$(26)	$186	$(1,645)	$1,022	$(244)	$635

Comparison of Financial Condition at September 30, 2015 and September 30, 2014

At September 30, 2015, the Company had total assets of $487.2 million, as compared to $525.5 million at September 30, 2014, a decrease of 7.3%. The primary reason for the $38.3 million decrease in total assets was a $34.1 million reduction in cash and cash equivalents. The decrease in such assets reflected both the need to fund the $26.0 million reduction in deposits combined with the $14.7 million cost to repurchase shares of common stock pursuant to the Company’s previously announced stock repurchase programs. As of September 30, 2015, the Company had repurchased 1,095,184 shares of common stock at weighted average cost of $13.41. The decline in deposits reflected management’s continued strategy of allowing higher costing liabilities to run-off in order to reduce the cost of funds until such time as loan volume returns to a level that warrants the need for additional deposits or borrowings. During fiscal 2015, mortgaged-backed securities classified available-for-sale (“AFS”) increased $19.7 million, primarily due to the Company purchasing mortgage-backed securities guaranteed by the U.S. Government with short effective lives in order to improve earnings. With respect to investment securities classified held-to-maturity (“HTM”), the outstanding balance declined $14.5 million as a result of $12.0 million of agency securities being called with the remaining $2.5 million decline the result of principal payments. Changes in the relative composition of both AFS and HTM investment securities were undertaken to reduce the Company’s exposure to interest rate risk while also enhancing its earnings.

Total liabilities decreased to $370.2 million at September 30, 2015 from $396.1 million at September 30, 2014. The $25.9 million decrease in total liabilities was due to the $26.0 million decrease in deposits of which $16.6 million were higher costing certificates of deposit allowed to run-off as part of our asset/liability management strategy.

Total stockholders’ equity decreased by $12.4 million to $117.0 million at September 30, 2015 from $129.4 million at September 30, 2014. The decrease was primarily due to the purchase of treasury stock consisting of 1,095,184 shares of common stock at a weighted average cost of $13.41, partially offset by a $1.0 million increase in the tax-adjusted unrealized gain in the AFS investment securities portfolio as of September 30, 2015 and a $1.1 million increase in additional paid-in surplus from the impact of the Company’s equity incentive plans and its employee stock ownership plan. Also, during fiscal 2015, stockholders’ equity was impacted by the payment of cash dividends amounting to $0.27 per share of common stock, for a total of $2.4 million for the fiscal year.

Comparison of Operating Results for the Years Ended September 30, 2015, 2014 and 2013

General.

2015 vs. 2014. For the fiscal year ended September 30, 2015, the Company recognized net income of $2.2 million, or $0.27 per diluted share, as compared to net income of $1.8 million, or $0.19 per diluted share for the fiscal year ended September 30, 2014. Profitability for the year ended September 30, 2015 primarily reflected the $2.1 million aggregate gain from the sale of three branch offices as well as a $138,000 gain on the sale of a SBA loan, partially offset by a provision for loan losses of $735,000 and increased non-interest expense primarily related to salaries and benefits expense.

2014 vs. 2013. For the year ended September 30, 2014, the Company recognized net income of $1.8 million, as compared to net income of $1.8 million for the fiscal year ended September 30, 2013. Although net income was essentially the same for both fiscal year 2014 and 2013, the components driving net income were different. For fiscal 2014, net interest income increased $635,000 to $13.1 million as compared to fiscal 2013, while fiscal 2013 reflected a substantial recovery as compared to the establishment of a provision for loan losses for fiscal 2014

Net Interest Income.

2015 vs. 2014. For the year ended September 30, 2015, net interest income increased $183,000 or 1.4% to $13.2 million as compared to $13.1 million for fiscal 2014. Interest income increased $215,000 or 1.3%, partially offset by a $29,000 or 0.9% increase in interest expense. The increase in interest income resulted from a 10 basis point increase to 3.38% in the weighted average yield earned on interest-earning assets partially offset by an $8.1 million or 1.6% decrease to $493.3 million in the average balance of interest-earning assets for the year ended September 30, 2015 as compared to fiscal 2014. The increase in the weighted average yield earned reflected in part the reduction of cash and cash equivalents resulting from use of such funds for the purchase of treasury stock and to fund the outflow of higher costing deposits as well as and the redeployment of principal repayments received on loans and investment securities into mortgage-backed securities.

2014 vs. 2013. For the year ended September 30, 2014, net interest income increased $635,000 or 5.1% to $13.1 million as compared to $12.4 million for the same period in fiscal 2013. The increase was due to a $943,000 or 21.7% decrease in interest expense partially offset by a $308,000 or 1.8% decrease in interest income. The increase in net interest income resulted from an increase of $35.5 million in the average balance of interest-earning assets combined with a decrease of $35.0 million in the average balance of interest-bearing liabilities between fiscal year 2013 and fiscal year 2014. The weighted average yield earned on interest-earning assets decreased to 3.28% for fiscal year 2014 as compared to 3.60% for fiscal year 2013. The decrease in the weighted average yield earned was primarily due to the reinvestment at lower current market rates of the proceeds from called or sold investment and mortgage-backed securities and the origination of new loans. The decrease in interest expense resulted primarily from a 15 basis point decrease to 0.89% in the weighted average rate paid on interest-bearing liabilities, reflecting the continued repricing downward of interest-bearing liabilities during fiscal year 2014 combined with a $35.0 million or 8.4% decrease in the average balance of interest-bearing liabilities, primarily certificates of deposit, during the year ended September 30, 2014, as compared to fiscal year 2013. The decline in the weighted average rate paid reflected the continued effect of the low interest rate environment on our cost of funds as deposits re-priced downward as well as continued implementation of asset/liability strategies designed to reduce our use of higher costing certificates of deposit as a funding source.

Provision for Loan Losses.

2015 vs. 2014. The Company established provisions for loan losses of $735,000 during the year ended September 30, 2015 primarily due to the increase in the level of commercial real estate and construction loans outstanding, charge-offs incurred during fiscal 2015 and the previously disclosed classification of a $10.3 million loan workout relationship as non-performing. For the year ended September 30, 2014, the Company established provisions for loans losses of $240,000. During the year ended September 30, 2015, the Company recorded charge-offs totaling $384,000 and recoveries of $155,000. The Company believes that the allowance for loan losses at September 30, 2015 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

The allowance for loan losses totaled $2.9 million, or 0.9% of total loans and 21.0% of total non-performing loans at September 30, 2015 as compared to $2.4 million, or 0.8% of total loans and 41.2% of total non-performing loans at September 30, 2014.

2014 vs. 2013. The Company established a provision for loan losses of $240,000 during the year ended September 30, 2014, while the Company recorded a recovery for loan losses of $500,000 for the year ended September 30, 2013. The provisions for loan losses were deemed necessary for the fiscal 2014 period due to the growth in the loan portfolio combined with an increase in the level of classified assets. The recovery for loan losses during fiscal 2013 was deemed appropriate due to the recovery during the year ended September 30, 2013 related to a $1.1 million previously charged off loan. At September 30, 2014, the Company’s non-performing assets totaled $6.2 million or 1.2% of total assets as compared to $7.0 million or 1.2% of total assets at September 30, 2013. Non-performing assets at September 30, 2014 included $5.9 million in non-performing loans consisting of $3.5 million of one-to- four family residential loans, $1.5 million of single-family residential investment property loans and one $877,000 commercial real estate loan. Non-performing assets also included a one-to-four family residential real estate owned property with an aggregate carrying value of $360,000.

The allowance for loan losses totaled $2.4 million, or 0.8% of total loans and 41.2% of total non-performing loans at September 30, 2014 as compared to $2.4 million, or 0.8% of total loans and 35.5% of total non-performing loans at September 30, 2013.

Non-interest Income.

2015 vs. 2014. With respect to the year ended September 30, 2015, non-interest income amounted to $3.0 million compared with $1.1 million for fiscal 2014. The primary reason for the difference in non-interest income between fiscal 2015 as compared to fiscal 2014 was in fiscal 2015 the Company recorded an aggregate gain of $2.1 million from the sale of three former branch locations. During fiscal 2014, the Company recorded a $416,000 gain from the sale of mortgage-back securities classified AFS while there were no securities gains recognized during fiscal 2015.

2014 vs. 2013. Non-interest income amounted to $1.1 million for the year ended September 30, 2014 compared to $1.8 million for the same period in fiscal 2013. The primary reason for the difference in non-interest income between fiscal year 2014 as compared to fiscal year 2013 was the substantially larger gain on sale of AFS securities of approximately $452,000 experienced during fiscal 2013.

Non-interest Expense.

2015 vs. 2014 For the year ended September 30, 2015, non-interest expense increased $1.7 million to $13.2 million compared to fiscal 2014. The increase for the year ended September 30, 2015 was primarily due to increases in salary and employee benefit expense in large part due to the implementation of the shareholder-approved new equity incentive plan combined with the one-time charges amounting to approximately $210,000 associated with a staff reduction effected in connection with the implementation of a comprehensive plan to reduce expenses. Part of the plan included implementation of a reorganization plan which will reduce the workforce by more than 10%.

2014 vs. 2013. For the year ended September 30, 2014, non-interest expense increased $215,000 to $11.5 million compared to $11.3 million for fiscal year 2013. The increase for the year ended September 30, 2014 was primarily due to increases in salary and employee benefits, professional services and office occupancy expenses, partially offset by a decline in real estate owned, FDIC deposit insurance and advertising expenses.

Income Tax Expense.

2015 vs. 2014. For the year ended September 30, 2015, the Company recorded income tax expense of $116,000 as compared to $690,000 for fiscal 2014. The Company’s tax obligation for the year ended September 30, 2015 was greatly reduced due its ability to utilize its prior period capital loss carryforwards to offset the entire amount of the gains it recorded relating to the sale of its Center City, Snyder and Drexel Hill branch offices.

2014 vs. 2015. For the year ended September 30, 2014, we incurred income tax expense of $690,000 as compared to $1.7 million for fiscal year 2013. As a result of the Company increasing the deferred tax valuation allowance in June 2013, specifically for the capital loss carryforward which became fully reserved as a result, the Company’s effective tax rate was less volatile during fiscal 2014 and reflected a more normalized rate.

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

Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2015, our cash and cash equivalents amounted to $11.3 million. In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $77.5 million at September 30, 2015.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2015, we had certificates of deposit maturing within the next 12 months amounting to $30.1 million. We anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us unless we determine to lower rates to below competition in order to facilitate the reduction of higher cost deposits during periods when there is excess cash on hand or in order to satisfy our asset/liability goals. There were no deposits as of September 30, 2015 requiring the pledging of collateral.

 In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity requirements should the need arise. As of September 30, 2015, the Company did not carry any borrowings with the FHLB of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances. At September 30, 2015, we had the ability to borrow up to an additional $189.8 million in FHLB advances. A borrowing line of credit has also been established with the Federal Reserve Bank of Philadelphia. In addition, the Bank has the ability to generate brokered certificates of deposit.

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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2015, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2015, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 6.2% to 28.3%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.7% to 21.8%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from an internal analysis of our accounts up to a maximum of ten years.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities	$8,002	$8,732	$11,038	$21,762	$94,306	$143,840
Loans receivable(2)	24,934	45,174	82,366	55,418	105,567	313,459
Other interest-earning assets (3)	9,491	-	-	-	-	9,491
Total interest-earning assets	$42,427	$53,906	$93,404	$77,180	$199,873	$466,790

Interest-bearing liabilities:
Savings accounts	$2,150	$5,679	$9,496	$9,156	$43,871	$70,352
Checking and money market accounts	3,478	10,435	17,236	13,935	51,301	96,385
Certificate accounts	28,698	54,114	63,185	50,044	-	196,041
Real estate tax escrow accounts	1,670	-	-	-	-	1,670
Total interest-bearing liabilities	$35,996	$70,228	$89,917	$73,135	$95,172	$364,448

Interest-earning assets
less interest-bearing liabilities	$6,431	$(16,322)	$3,487	$4,045	$104,701	$102,342

Cumulative interest-rate sensitivity gap(4)	$6,431	$(9,891)	$(6,404)	$(2,359)	$102,342

Cumulative interest-rate gap as a percentage of total assets at September 30, 2015	1.32%	-2.03%	-1.31%	-0.48%	21.01%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2015	117.87%	90.69%	96.74%	99.12%	128.08%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans, gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.

(3)	Includes FHLB stock.

(4)	Interest-rate sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of September 30, 2015 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)

300	$96,548	$(34,589)	-26.38%	22.91%	-4.19%
200	$107,352	$(23,785)	-18.14%	24.34%	-2.76%
100	$119,135	$(12,002)	-9.15%	25.78%	-1.32%
Static	$131,137	$-	---	27.10%	---
(100)	$134,489	$3,352	2.56%	27.01%	-0.09%
(200)	$133,084	$1,947	1.48%	26.36%	-0.74%
(300)	$134,443	$3,306	2.52%	26.27%	-0.83%

At September 30, 2014, the Company’s NPV was $142.9 million or 27.5% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would have been $118.2 million or 24.9% of the market value of assets, a decline of approximately 9.4%. The change in the NPV ratio or Company’s sensitivity measure was a decrease of 136 basis points.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Exposure to Changes in Interest Rates.”

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Prudential Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Prudential Bancorp, Inc. and subsidiary as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2015. These consolidated financial statements are the responsibility of Prudential Bancorp, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prudential Bancorp, Inc. and subsidiary as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prudential Bancorp, Inc. and subsidiary’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 14, 2015, we expressed an unqualified opinion on the effectiveness of Prudential Bancorp, Inc. and subsidiary’s internal control over financial reporting.

/s/ SR Snodgrass, P.C.

Wexford, Pennsylvania

December 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Prudential Bancorp, Inc.

We have audited Prudential Bancorp Inc. and subsidiary’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Prudential Bancorp, Inc. and subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Prudential Bancorp, Inc.'s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Prudential Bancorp, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statements of financial condition of Prudential Bancorp, Inc. and subsidiary as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended, and our report dated December 14, 2015, expressed an unqualified opinion.

/s/ SR Snodgrass, P.C.

Wexford, Pennsylvania

December 14, 2015

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2015	2014
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$2,150	$2,025
Interest-bearing deposits	9,122	43,357

Total cash and cash equivalents	11,272	45,382

Investment and mortgage-backed securities available for sale (amortized cost—September 30, 2015, $77,456; September 30, 2014, $59,262)	77,483	57,817
Investment and mortgage-backed securities held to maturity (fair value—September 30, 2015, $66,877; September 30, 2014, $79,092)	66,384	80,840
Loans receivable—net of allowance for loan losses (September 30, 2015, $2,930; September 30, 2014, $2,425)	312,633	321,063
Accrued interest receivable	1,665	1,748
Real estate owned	869	360
Federal Home Loan Bank stock—at cost	369	1,221
Office properties and equipment—net	1,492	1,331
Bank owned life insurance (BOLI)	12,722	12,377
Deferred income taxes, net	975	1,131
Prepaid expenses and other assets	1,325	2,213
TOTAL ASSETS	$487,189	$525,483

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Non-interest-bearing	$2,293	$2,327
Interest-bearing	362,781	388,698
Total deposits	365,074	391,025
Advances from Federal Home Loan Bank	-	340
Accrued interest payable	1,291	1,486
Advances from borrowers for taxes and insurance	1,670	1,240
Accounts payable and accrued expenses	2,153	1,967

Total liabilities	370,188	396,058

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 9,544,809 issued and 8,449,625 outstanding at September 30, 2015; 9,544,809 issued and outstanding at September 30, 2014	95	95
Additional paid-in capital	95,286	94,397
Unearned Employee Stock Ownership Plan ("ESOP") shares	(4,926)	(5,302)
Treasury stock, at cost: 1,095,184 shares at September 30, 2015	(14,691)	-
Retained earnings	41,219	41,188
Accumulated other comprehensive income (loss)	18	(953)

Total stockholders' equity	117,001	129,425

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$487,189	$525,483

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2015	2014	2013
	(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest and fees on loans	$12,760	$12,737	$12,609
Interest on mortgage-backed securities	1,799	1,411	1,922
Interest and dividends on investments	2,003	2,199	2,147
Interest on interest-bearing deposits	118	118	95

Total interest income	16,680	16,465	16,773

INTEREST EXPENSE:
Interest on deposits	3,430	3,401	4,344

Total interest expense	3,430	3,401	4,344

NET INTEREST INCOME	13,250	13,064	12,429

PROVISION (RECOVERY) FOR LOAN LOSSES	735	240	(500)

NET INTEREST INCOME AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	12,515	12,824	12,929

NON-INTEREST INCOME:
Fees and other service charges	368	385	410
Gain on sale of mortgage-backed securities available for sale, net	-	416	868
Gain on sale of loans	138	-	-
Gain on sale of real estate	2,064	-	-
Total other-than-temporary impairment losses	-	(16)	(38)
Portion of loss recognized in other comprehensive income, before taxes	-	-	6
Net impairment losses recognized in earnings	-	(16)	(32)

Earnings from BOLI	344	258	200
Other	94	68	328

Total non-interest income	3,008	1,111	1,774

NON-INTEREST EXPENSES:
Salaries and employee benefits	7,996	6,741	6,163
Data processing	413	432	429
Professional services	1,378	1,190	927
Office occupancy	701	477	392
Depreciation	304	320	337
Director compensation	354	330	311
Federal Deposit Insurance Corporation premiums	314	258	624
Real estate owned expense	22	146	447
Advertising	165	186	335
Other	1,528	1,385	1,285

Total non-interest expenses	13,175	11,465	11,250

INCOME BEFORE INCOME TAXES	2,348	2,470	3,453

INCOME TAXES:
Current	461	690	(1,072)
Deferred expense	(345)	-	2,770

Total	116	690	1,698

NET INCOME	$2,232	$1,780	$1,755

BASIC EARNINGS PER SHARE	$0.27	$0.20	$0.19

DILUTED EARNINGS PER SHARE	$0.26	$0.19	$0.19

DIVIDENDS PER SHARE	$0.27	$0.06	$0.00

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2015	2014	2013

	(Dollars in thousands)
Net income	$2,232	$1,780	$1,755

Unrealized holding gain (loss) on available-for-sale securities	1,471	918	(3,066)
Tax effect	(500)	(312)	1,042
Reclassification adjustment for net gains realized in net income	-	(416)	(868)
Tax effect	-	138	296
Reclassification adjustment for other than temporary impairment losses on debt securities	-	16	32
Tax effect	-	(5)	(11)
Total Other Comprehensive Income (Loss)	971	339	(2,575)

Comprehensive Income (Loss)	$3,203	$2,119	$(820)

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands)
BALANCE, OCTOBER 1, 2012	$118	$54,618	$(2,787)	$(31,625)	$38,224	$1,283	$59,831

Net income					1,755		1,755
Other comprehensive loss						(2,575)	(2,575)
Excess tax benefit from stock compensation plans		139					139
Stock option expense		231					231
Recognition and Retention Plan expense		347					347
ESOP shares committed to be released (16,018 shares)		(38)	222				184

BALANCE, September 30, 2013	118	55,297	(2,565)	(31,625)	39,979	(1,292)	59,912

Net income					1,780		1,780
Other comprehensive loss						339	339
Dividends paid ($0.06 per share)					(571)		(571)
Second-step conversion offering	(23)	38,725		31,625			70,327
Excess tax benefit from stock compensation plans		79					79
Stock option expense		138					138
Recognition and Retention Plan expense		121					121
Purchase of ESOP Shares (285,664)			(3,089)				(3,089)
ESOP shares committed to be released (32,064 shares)		37	352				389
BALANCE, September 30, 2014	95	94,397	(5,302)	-	41,188	(953)	129,425

Net income					2,232		2,232
Other comprehensive loss						971	971
Dividends paid ($0.27 per share)					(2,222)		(2,222)
Excess tax benefit from stock compensation plans		201					201
Purchase of treasury stock (1,095,184 shares)				(14,691)			(14,691)
Stock option expense		343					343
Recognition and Retention Plan expense		275					275
ESOP shares committed to be released (32,064 shares)		91	376				467

BALANCE, September 30, 2015	$95	$95,307	$(4,926)	$(14,691)	$41,198	$18	$117,001

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOWS

	Years Ended September 30,
	2015	2014	2013
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$2,232	$1,780	$1,755
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recovery) for loan losses	735	240	(500)
Depreciation	304	320	337
Net accretion of premiums/discounts	(244)	(282)	(540)
Earnings on BOLI	(344)	(258)	(200)
Accretion of deferred loan fees	214	211	11
Compensation expense of ESOP	467	389	184
Loss on sale of real estate owned	-	-	3
Gain on sale of investment and mortgage-backed securities	-	(416)	(868)
Gain on sale of office properties	(2,064)	-	-
Gain on sale of loans	(138)	-	-
Proceeds from the sale of loans held for sale	2,538	-	-
Originations of loans held for sale	(2,400)
Impairment charge on investment and mortgage-backed securities	-	16	32
Impairment charge on real estate owned	-	-	306
Share-based compensation expense	571	259	578
Deferred income tax expense	(345)	-	2,770
Changes in assets and liabilities which (used) provided cash:
Accounts payable and accrued expenses	186	216	818
Accrued interest payable	(195)	(180)	(716)
Prepaid expenses and other assets	911	1,338	(1,321)
Accrued interest receivable	83	43	(130)
Net cash provided by operating activities	2,511	3,676	2,519
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	-	(10,977)	(36,488)
Purchase of investment and mortgage-backed securities available for sale	(24,865)	(22,669)	(16,955)
Principal collected on loans	67,105	53,554	48,581
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	14,506	13,922	15,892
Available for sale	6,865	4,543	22,439
Loans originated or acquired	(60,492)	(68,634)	(103,447)
Purchase of Federal Home Loan Bank stock	-	(40)	-
Proceeds from redemption of Federal Home Loan Bank stock	852	-	1,058
Proceeds from sale of mortgage-backed securities	-	3,237	16,158
Proceeds from sale of real estate owned	360	129	1,539
Proceeds from sale of loans	-	-	9,240
Proceeds from the sale of office property	2,259	-	-
Purchase of bank owned life insurance	-	(5,000)	-
Purchases of equipment	(659)	(126)	(174)
Net cash provided by (used in) investing activities	5,931	(32,061)	(42,157)
FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, and savings accounts	(9,353)	(4,389)	4,587
Funds (redemption) held in escrow related to second-step offering	-	(145,675)	145,675
Net decrease in certificates of deposit	(16,598)	(1,659)	(33,116)
Repayment of borrowing from Federal Home Loan Bank	(340)	-	(143)
Issuance of common stock from second-step conversion	-	38,702	-
Cancellation of treasury stock	-	31,625	-
Purchase treasury stock	(14,691)	-	-
Cash dividends paid	(2,201)	(571)	-
Increase (decrease) increase in advances from borrowers for taxes and insurance	430	(240)	207
Purchase of stock for ESOP	-	(3,089)	-
Excess tax benefit related to stock compensation	201	79	139
Net cash (used in) provided by in financing activities	(42,552)	(85,217)	117,349
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,110)	(113,602)	77,711
CASH AND CASH EQUIVALENTS—Beginning of year	45,382	158,984	81,273
CASH AND CASH EQUIVALENTS—End of year	$11,272	$45,382	$158,984
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$3,625	$3,581	$5,060

Income taxes paid	$475	$-	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$869	$83	$282

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Prudential Bancorp, Inc. (the “Company”) is a Pennsylvania corporation that was incorporated in June 2013 to be the successor corporation of Prudential Bancorp, Inc. of Pennsylvania (“Old Prudential Bancorp”), the former stock holding company for Prudential Savings Bank (the “Bank”), a Pennsylvania-chartered, FDIC-insured savings bank with seven full service branches in the Philadelphia area. As of September 30, 2013, the Company was in organization and had not commenced operations; accordingly, the financial statements included as of and for the year ended September 30, 2013 are of Prudential Bancorp, Inc. of Pennsylvania. The Bank‘s primary federal banking regulator is the Federal Deposit Insurance Corporation. The Bank is principally in the business of attracting deposits from its community through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single-family residential loans. The Bank’s sole subsidiary as of September 30, 2015 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered corporation established to hold certain investments. As of September 30, 2015, PSB had assets of $116.6 million primarily consisting of investment and mortgage-backed securities.

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

Other-than-temporary impairment —Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, Management performs an evaluation of the specific events attributable to the market decline of the security. Management considers the length of time and extent to which the security’s market value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. Management also considers as part of the evaluation its intention whether or not to sell the security until its market value has recovered to a level at least equal to the amortized cost. When management determines that a security’s unrealized loss is other-than-temporary, a realized loss is recognized in the period in which the decline in value is determined to be other-than-temporary. The write-down is measured based on the fair value of the security at the time the Company determines the decline in value is other-than-temporary.

Loans Receivable— Lending consists of various loan types including single-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans, and consumer loans and the loans are stated at their unpaid principal balances net of unamortized net fees/costs.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balance adjusted for unearned income, the allowance for loan losses and any unamortized deferred fees or costs.

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

Real Estate Owned—Real estate acquired through, or in lieu of, loan foreclosure is recorded at fair value at the date of acquisition, less estimated selling costs, establishing a new basis. Costs related to the development and improvement of real estate owned properties are capitalized and those relating to holding the properties are charged to expense. After foreclosure, a valuation is periodically performed by management and a write-down is recorded, if necessary, by a charge to operations if the carrying value of a property exceeds its estimated fair value less estimated costs to sell.

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

The Federal Home Loan Bank continues to report net income, initiated the payment of cash dividends and had its Aaa bond rating affirmed by Moody’s and AA+ rating affirmed by Standard and Poor’s during 2015 and 2014.With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2015 or 2014.

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

Cash Surrender Value of Life Insurance—The Company funds the policy premiums for the lives of certain officers and directors of the Bank. The bank owned life insurance policies (“BOLI”) provide an attractive tax-exempt return to the Company and is being used by the Company to fund various employee benefit plans and arrangements. The BOLI is recorded at its cash surrender value.

Dividend Payable – Upon declaration of a dividend, a payable is established with a corresponding reduction to retained earnings at the declaration date. There was no dividend payable as of September 30, 2015 or 2014. The Company paid $2.4 million and $571,000 in cash dividends during the years ended September 30, 2015 and 2014, respectively. There were no dividends paid during the year ended September 30, 2013.

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

Treasury Stock – Common stock held in treasury is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. On July 15, 2015, the Company approved a second stock repurchase program covering up to 850,000 shares or approximately 10% of its issued and outstanding shares of common stock. The Company has completed its first repurchase program of 950,000 shares covered by the program at an average cost of $13.18. As of September 30, 2015, the Company had purchased 1,095,184 shares of common stock at an average price of $13.41. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending upon market conditions and other factors over a one-year period or such longer period of time as may be necessary to complete such repurchases.

Comprehensive Income—Management presents in the consolidated statement of comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity. For the years ended September 30, 2015, 2014 and 2013, the only components of comprehensive income were net income, unrealized holding (loss) gain, net of income tax (benefit) expense, on available for sale securities and reclassifications related to realized gains on sale of securities recognized in earnings, net of tax and realized losses due to other than temporary impairment, net of tax. Reclassifications are made to avoid double counting in comprehensive income items which are displayed as part of net income for the period.

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

Advertising Costs—Advertising costs are expensed as incurred. Advertising expense was $165,000, $186,000 and $335,000 for the years ended September 30, 2015, 2014 and 2013, respectively.

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

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). The amendments in this Update provide guidance in U.S, GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). This Update clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This ASU is not expected to have a significant impact on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. The amendments in this Update were effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This Update eliminates from U.S. GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This ASU is not expected to have a significant impact on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related-party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This ASU is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This ASU is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-04, Compensation – Retirement Benefits (Topic 715), as part of its initiative to reduce complexity in accounting standards. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the FASB decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. This ASU is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. Topic 260, Earnings Per Share, contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (“EITF”) Issue No. 07-4, Application of the Two-Class Method Under FASB Statement No. 128 to Master Limited Partnerships. Under Topic 260, master limited partnerships apply the two-class method of calculating earnings per unit because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash in accordance with the contractual rights contained in the partnership agreement. The amendments in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method are also required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The Update applies to reporting entities that elect to measure the fair value of an investment using the net asset value per share (or its equivalent) practical expedient. Under the amendments in this Update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. A reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity's financial statements. Earlier application is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-08, Business Combinations – Pushdown Accounting – Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This Update was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-09, Financial Services – Insurance (Topic 944): Disclosure About Short-Duration Contracts. The amendments apply to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services – Insurance. The amendments require insurance entities to disclose for annual reporting periods certain information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claim adjustment expenses, described in Topic 944. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. For all other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the FASB Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. This ASU is not expected to have a significant impact on the Company’s financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect of adopting this new accounting ASU.

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation And Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This Update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. This ASU is not expected to have a significant impact on the Company’s financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this Update require that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. This ASU is not expected to have a significant impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding and common share equivalents (“CSEs”) that would arise from the exercise of dilutive securities.

The calculated basic and diluted earnings per share are as follows:

	Year Ended September 30,
	2015		2014		2013
	(Dollars in Thousands Except Per Share Data)
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$2,232	$2,232	$1,780	$1,780	$1,755	$1,755

Weighted average shares outstanding	8,335,273	8,335,273	9,061,193	9,061,193	9,118,618	9,118,618

Effect of CSEs	-	114,817	-	216,885	-	104,422

Adjusted weighted average shares used in earnings per share computation	8,335,273	8,450,090	9,061,193	9,278,078	9,118,618	9,223,040

Earnings per share - basic and diluted	$0.27	$0.26	$0.20	$0.19	$0.19	$0.19

As of September 30, 2015 and 2014, there were 442,756 and 383,015 shares of common stock, respectively, subject to options with an exercise price less than the then current market and which were included in the computation of diluted earnings per share. All options shares vested as of September 30, 2015 and exercise prices that exceeded the average price used in determine if shares would be consider dilutive. The exercise price for the stock options representing the anti-dilutive shares was $11.83 at September 30, 2014.

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income by component net of tax:

	Year Ended September 30,
	2015	2014	2013
	Unrealized gains on	Unrealized gains on	Unrealized gains on
	available for sale	available for sale	available for sale
	securities (a)	securities (a)	securities (a)
Beginning Balance	$(953)	$(1,292)	$1,283
Other comprehensive (loss) income before reclassification	971	606	(2,024)
Amount reclassified from accumulated other comprehensive loss	-	(267)	(551)
Total other comprehensive income (loss)	971	339	(2,575)
Ending Balance	$18	$(953)	$(1,292)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss for the year ended September 30, 2015, 2014 and 2013:

	Year Ended September 30,
	2015	2014	2013
	Amount Reclassified	Amount Reclassified	Amount Reclassified
	from Accumulated	from Accumulated	from Accumulated	Affected Line Item in
	Other	Other	Other	the Statement Where
	Comprehensive	Comprehensive	Comprehensive	Net Income is
Details about other comprehensive income	Income (a)	Income (a)	Income (a)	Presented

Unrealized gains on available for sale securities
Reclassification for net gains in net income	$-	$416	$868	Gain on sale of mortgage-backed securities available-for-sale, net
Tax effect	-	(138)	(296)	Income taxes
Reclassification adjustment for other than temporary impairment losses	-	(16)	(32)	Total other-than-temporary impairment losses
Tax effect	-	5	11	Income taxes
Comprehensive income	$-	$267	$551

(a) Amounts in parentheses indicate debits to net income

5.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,988	$-	$(276)	$18,712
Mortgage-backed securities - U.S. government agencies	58,462	475	(225)	58,712
Total debt securities available for sale	77,450	475	(501)	77,424

FHLMC preferred stock	6	53	-	59

Total securities available for sale	$77,456	$528	$(501)	$77,483

Securities Held to Maturity:
U.S. government and agency obligations	$54,929	$462	$(849)	$54,542
Mortgage-backed securities - U.S. government agencies	11,455	880	-	12,335

Total securities held to maturity	$66,384	$1,342	$(849)	$66,877

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,987	$-	$(1,143)	$17,844
Mortgage-backed securities - U.S. government agencies	40,269	188	(554)	39,903
Total debt securities	59,256	188	(1,697)	57,747

FHLMC preferred stock	6	64	-	70

Total securities available for sale	$59,262	$252	$(1,697)	$57,817

Securities Held to Maturity:
U.S. government and agency obligations	$66,919	$502	$(3,270)	$64,151
Mortgage-backed securities - U.S. government agencies	13,921	1,130	(110)	14,941

Total securities held to maturity	$80,840	$1,632	$(3,380)	$79,092

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and the length of time that individual securities had been in a continuous loss position at September 30, 2015:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(85)	$4,910	$(191)	$13,802	$(276)	$18,712
Mortgage-backed securities -U.S. government agency	(138)	22,173	(87)	9,206	(225)	31,379

Total securities available for sale	$(223)	$27,083	$(278)	$23,008	$(501)	$50,091

Securities Held to Maturity:
U.S. government and agency obligations	$-	$-	$(849)	$42,603	$(849)	$42,603

Total securities held to maturity	$-	$-	$(849)	$42,603	$(849)	$42,603

Total	$(223)	$27,083	$(1,127)	$65,611	$(1,350)	$92,694

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

Management has reviewed its investment securities portfolios and determined that during the year ended September 30, 2015, there were no impairment required for its investment portfolio deemed other than temporarily impaired.

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

For the year ended September 30, 2015, the Company determined that no OTTI had occurred within the investment and mortgage-back securities portfolios.

The following is a rollforward for the year ended September 30, 2014 of the amounts recognized in earnings related to credit losses on securities which the Company had recorded OTTI charges through earnings and other comprehensive income.

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

U.S. Government and agency obligations – The Company’s investments reflected in the tables above in U.S. Government sponsored enterprise notes consist of debt obligations of the FHLB and Federal Farm Credit System (“FFCS”). These securities are typically rated AAA by one of the internationally recognized credit rating services. At September 30, 2015, U.S. Government and agency obligations in a gross unrealized loss position for more than twelve months consisted of 22 securities having an aggregate depreciation of $1.0 million or 1.8% from the Company’s amortized cost basis. There were two securities in a gross unrealized loss position for less than twelve months having an aggregate depreciation of $85,000 or 1.7% from the Company’s amortized cost basis. The unrealized losses on these debt securities relates principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015.

U.S. Government agency issued mortgage-backed securities — At September 30, 2015, the gross unrealized loss in U.S. government agency issued mortgage-backed securities in the category of experiencing a gross unrealized loss for greater than 12 months was $87,000 or 0.9% from the Company’s amortized cost basis and consisted of six securities. The securities in a gross unrealized loss position experiencing a gross unrealized loss for less than 12 months was $138,000 or 0.6% from the Company’s amortized cost basis and consisted of 13 securities at September 30, 2015. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. In September 2008, the U.S. Department of the Treasury announced the establishment of the Government Sponsored Enterprise Credit Facility to ensure credit availability to Fannie Mae and Freddie Mac. The U.S. Department of the Treasury also entered into senior preferred stock purchase agreements, which ensure that each entity maintains a positive net worth and effectively support the holders of debt and mortgage-backed securities issued or guaranteed by Fannie Mae and Freddie Mac. The preferred stock agreements enhance market stability by providing additional security to debt holders, senior and subordinated, thereby alleviating the concern of the credit driven impairment of the securities.

The following table shows the gross unrealized losses and related fair values of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2014:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$-	$-	$(1,143)	$17,843	$(1,143)	$17,843
Mortgage-backed securities -
US government agency	(184)	16,437	(370)	$13,303	(554)	29,740

Total securities available for sale	$(184)	$16,437	$(1,513)	$31,146	$(1,697)	$47,583

Securities Held to Maturity:
U.S. government and agency obligations	$(3,817)	$40,126	$(1,037)	$9,956	$(4,854)	$50,082
Mortgage-backed securities -
US government agency	(76)	5,253	-	-	(76)	5,253

Total securities held to maturity	$(3,893)	$45,379	$(1,037)	$9,956	$(4,930)	$55,335

Total	$(4,077)	$61,816	$(2,550)	$41,102	$(6,627)	$102,918

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

	September 30, 2015
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$5,000	$4,962	$-	$-
Due after one through five years	1,999	2,263	-	-
Due after five through ten years	5,985	5,940	-	-
Due after ten years	41,945	41,377	18,988	18,712

Total	$54,929	$54,542	$18,988	$18,712

During the fiscal year ended September 30, 2015, the Company did not record any gains nor did it sell any securities from it’s AFS portfolio. For the fiscal years ended September 30, 2014 and 2013, there were realized gross gains of $416,000 and $868,000, respectively, and gross proceeds from the sale of investment and mortgage-backed securities of $3.2 million and $16.1 million, respectively.

6.	LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,
	2015	2014
	(Dollars in Thousands)
One-to-four family residential	$259,163	$282,637
Multi-family residential	6,249	7,174
Commercial real estate	25,799	16,113
Construction and land development	38,953	22,397
Commercial business	-	1,976
Consumer	392	399

Total loans	330,556	330,696

Undisbursed portion of loans-in-process	(17,097)	(9,657)
Deferred loan costs	2,104	2,449
Allowance for loan losses	(2,930)	(2,425)

Net loans	$312,633	$321,063

The Company originates loans to customers located primarily in its local market area. The ultimate repayment of these loans at September 30, 2015 and 2014 is dependent, to a certain degree, on the local economy and real estate market.

The following table summarizes the loans individually evaluated for impairment by loan segment at September 30, 2015:

	One- to four- family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$4,206	$-	$3,768	$8,796	$-	$-	$16,770
Collectively evaluated for impairment	254,957	6,249	22,031	30,157	-	392	313,786
Total loans	$259,163	$6,249	$25,799	$38,953	$-	$392	$330,556

The following table summarizes the loans individually evaluated for impairment by loan segment at September 30, 2014:

	One- to four- family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$10,436	$368	$3,777	$7,399	$-	$-	$21,980
Collectively evaluated for impairment	272,201	6,806	12,336	14,998	1,976	399	$308,716
Total loans	$282,637	$7,174	$16,113	$22,397	$1,976	$399	$330,696

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2015:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$4,206	$4,206	$4,550
Commercial real estate	-	-	3,768	3,768	3,768
Construction and land development	-	-	8,796	8,796	8,796
Total Loans	$-	$-	$16,770	$16,770	$17,114

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2014:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$10,436	$10,436	$11,135
Multi-family residential	-	-	368	368	368
Commercial real estate	-	-	3,777	3,777	3,777
Construction and land development	-	-	7,399	7,399	7,399
Total Loans	$-	$-	$21,980	$21,980	$22,679

The following tables present the average investment in impaired loans and related interest income recognized for the periods indicated:

	September 30, 2015
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$8,734	$431	$147
Multi-family residential	289	19	-
Commercial real estate	3,840	210	71
Construction and land development	8,413	437	194
Total	$21,276	$1,097	$412

	September 30, 2014
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$10,802	$305	$53
Multi-family residential	376	26	-
Commercial real estate	2,585	70	19
Construction and land development	3,582	247	-
Total	$17,345	$648	$72

	September 30, 2013
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$13,308	$400	$82
Multi-family residential	647	46	-
Commercial real estate	5,063	218	33
Construction and land development	1,518	108	-
Total	$20,536	$772	$115

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

	September 30, 2015
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
One-to-four residential	$1,348	$2,107	$751	$-	$4,206
Multi-family residential	5,898	351	-	-	6,249
Commercial real estate	22,005	965	2,829	-	25,799
Construction and land development	30,157	-	8,796	-	38,953
Total Loans	$59,408	$3,423	$12,376	$-	$75,207

	September 30, 2014
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
One-to-four residential	$-	$1,509	$10,436	$-	$11,945
Consumer	-	119	-		119
Multi-family residential	6,806	-	368	-	7,174
Commercial real estate	11,347	989	3,777	-	16,113
Construction and land development	14,998	-	7,399	-	22,397
Commercial business	1,976	-	-	-	1,976
Total Loans	$35,127	$2,617	$21,980	$-	$59,724

The following tables present loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status:

	September 30, 2015
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$254,957	$-	$254,957
Consumer	392	-	392
Total Loans	$255,349	$-	$255,349

	September 30, 2014
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$270,692	$-	$270,692
Consumer	399	-	399
Total Loans	$271,091	$-	$271,091

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	September 30, 2015
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$255,669	$1,462	$2,032	$-	$1,462	$259,163	$3,547
Multi-family residential	6,249	-	-	-	-	6,249	-
Commercial real estate	25,114	504	181	-	504	25,799	1,589
Construction and land development	38,953	-	-	-	-	38,953	8,796
Commercial business	-	-	-	-	-	-	-
Consumer	392	-	-	-	-	392	-
Total Loans	$326,377	$1,966	$2,213	$-	$1,966	$330,556	$13,932

	September 30, 2014
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$278,716	$475	$3,446	$-	$475	$282,637	$5,002
Multi-family residential	7,174	-	-	-	-	7,174	-
Commercial real estate	16,113	-	-	-	-	16,113	877
Construction and land development	22,397	-	-	-	-	22,397	-
Commercial business	1,976	-	-	-	-	1,976	-
Consumer	399	-	-	-	-	399	-
Total Loans	$326,775	$475	$3,446	$-	$475	$330,696	$5,879

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

The following tables summarize the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2015 and 2014. Activity in the allowance is presented for the years ended September 30, 2015 and 2014:

	September 30, 2015
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2014	$1,663	$67	$122	$323	$15	$4	$231	$2,425
Charge-offs	(384)	-	-	-	-	-	-	(384)
Recoveries	77	-	-	78	-	-	-	155
Provision	280	-	109	324	(15)	-	37	735
ALLL balance at September 30, 2015	$1,636	$66	$231	$725	$-	$4	$268	$2,930

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,636	66	231	725	-	4	268	2,930

	September 30, 2014
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2013	$1,384	$22	$70	$653	$4	$2	$218	$2,353
Charge-offs	(215)	-	-	-	-	-	-	(215)
Recoveries	47	-	-	-	-	-	-	47
Provision	447	45	52	(330)	11	2	13	240
ALLL balance at September 30, 2014	$1,663	$67	$122	$323	$15	$4	$231	$2,425

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,663	67	122	323	15	4	231	2,425

Management established a provision for loan losses of $735,000 and $240,000 during the year ended September 30, 2015 and 2014, respectively. The provision for loan losses was deemed necessary for fiscal 2015 due to the increase in the level of commercial real estate and construction loans outstanding, charge-offs incurred during fiscal 2015 and the classification of a $10.3 million loan workout relationship as non-performing. The Company believes that the allowance for loan losses at September 30, 2015 is sufficient to cover all inherent and known losses associated with the loan portfolio at such date. At September 30, 2015, the Bank’s non-performing assets totaled $14.8 million or 3.04% of total assets as compared to $6.2 million or 1.2% of total assets at September 30, 2014. Non-performing assets at September 30, 2015 included $13.9 million in non-performing loans consisting of $8.8 million construction and land development loans, $2.1 million of one-to-four family residential loans, $1.4 million of single-family residential investment property and one $1.6 million of commercial real estate loans. Non-performing assets also included a one-to-four family residential real estate owned property with an aggregate carrying value of $869,000. As of September 30, 2015, the Bank had 10 loans that were classified as trouble debt restructurings (“TDRs”) aggregating $8.1 million of which three loans aggregating $2.3 million were classified as non-performing and included in the $13.9 million of non-performing loans, although all 10 loans have performed in accordance with the terms of their revised agreements. As of September 30, 2015, the Bank’s classified assets totaled $12.4 million as compared to $22.0 million as of September 30, 2014 with the decrease primarily due to loans being paid-in full. All of such loans were current as of September 30, 2015.

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

The following tables set forth a summary of the TDRs activity for the years ended September 30, 2015, 2014 and 2013. All of the TDRs involved changes in the interest rates on the loans; no debt was forgiven. At September 30, 2015, the TDRs were performing in accordance with their modified terms:

	As of and for the Year Ended September 30, 2015

	Restructured Current Period

(amount in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commerical real estate	1	$750	$750
Construction and land development	1	3,665	3,665
	2	$4,415	$4,415

	As of and for the Year Ended September 30, 2014

	Restructured Current Period

(amount in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

One-to four- family	1	$1,455	$1,455
Commerical real estate	1	877	877
	2	$2,332	$2,332

7.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classifications as follows:

	September 30,
	2015	2014
	(Dollars in Thousands)

Land	$198	$247
Buildings and improvements	2,454	2,565
Furniture and equipment	2,210	2,423
Automobiles	96	135

Total	4,958	5,370
Accumulated depreciation	(3,466)	(4,039)

Total office properties and equipment, net of accumulated depreciation	$1,492	$1,331

For the years ended September 30, 2015, 2014 and 2013, depreciation expense amounted to $304,000, $320,000 and $337,000, respectively.

8.	DEPOSITS

Deposits consist of the following major classifications:

	September 30,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Non-interest-bearing checking accounts	$2,293	0.6%	$2,327	0.6%
Interest-bearing checking accounts	35,649	9.8	38,119	9.8
Money market deposit accounts	60,736	16.6	64,665	16.5
Passbook, club and statement savings	70,355	19.3	73,275	18.8
Certificates maturing in six months or less	49,857	13.7	48,359	12.4
Certificates maturing in more than six months	146,184	40.0	164,280	41.9

Total	$365,074	100.0%	$391,025	100.0%

The amount of scheduled maturities of certificate accounts was as follows:

September 30, 2015
(Dollars in Thousands)

One year or less	$82,812
One through two years	31,580
Two through three years	31,605
Three through four years	36,433
Four through five years	13,611

Total	$196,041

Certificates of deposit of $250,000 or more at September 30, 2015 and 2014 totaled $32.7 million and $31.4 million, respectively.

Interest expense on deposits was comprised of the following:

	Year Ended September 30,
	2015	2014
	(Dollars in Thousands)
Checking and money market deposit accounts	$337	$348
Passbook, club and statement savings accounts	194	262
Certificate accounts	2,899	2,791
Total	$3,430	$3,401

9.	ADVANCES FROM FEDERAL HOME LOAN BANK

As of September 30, 2015, the Company did not have an outstanding balance with the FHLB. As of September 30, 2014, advances from the FHLB had an outstanding balance totaling $340,000. The advances in 2014 were obtained in connection with the Bank’s participation in a community housing program.

The Bank maintains a blanket collateral agreement using qualifying loans with the FHLB for future borrowing needs. At September 30, 2015, the Bank had the ability to obtain $189.8 million of additional FHLB advances.

10.	INCOME TAXES

The Company files a consolidated federal income tax return. The Company uses the specific charge-off method for computing reserves for bad debts. Generally this method allows the Company to deduct an annual addition to the reserve for bad debt equal to its net charge-offs.

The provision for income taxes for the years ended September 30, 2015 and 2014 consists of the following:

	Year Ended September 30,
	2015	2014	2013
	(Dollars in Thousands)

Current:
Federal expense (benefit)	$461	$690	$(1,072)
Total current taxes	461	690	(1,072)

Deferred income tax (benefit) expense	(345)	-	2,770
Total income tax provision	$116	$690	$1,698

Items that gave rise to significant portions of deferred income taxes are as follows:

	September 30,
	2015	2014
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,185	$1,123
Non-accrual interest	86	125
Accrued vacation	119	108
Capital loss carryforward	534	1,211
Post-retirement benefit plans	126	137
Split dollar life insurance	19	20
Unrealized losses on available for sale securities	-	491
Employee benefit plans	530	382
Total deferred tax assets	2,599	3,597
Valuation allowance	(534)	(1,211)
Total deferred tax assets, net of valuation allowance	2,065	2,386

Deferred tax liabilities:
Property	365	422
Unrealized gains on available for sale securities	10	-
Deferred loan fees	715	833
Total deferred tax liabilities	1,090	1,255
Net deferred tax asset	$975	$1,131

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The valuation allowance totaled $534,000 at September 30, 2015. The gross deferred tax assets related to impairment losses and capital loss carryforwards decreased in the aggregate by $677 thousand during the year ended September 30, 2015, primarily due to the sale during the period of three branch properties. .

The income tax expense differs from that computed at the statutory federal corporate tax rate as follows:

	Year Ended September 30,
	2015		2014		2013
		Percentage		Percentage		Percentage
		of Pretax		of Pretax		of Pretax
	Amount	Income	Amount	Income	Amount	Income (Loss)
	(Dollars in Thousands)
Tax at statutory rate	$798	34.0%	$840	34.0%	$1,174	34.0%
Adjustments resulting from:
Valuation allowance	(677)	(28.8)	(144)	(5.8)	494	14.3
Income from bank owned life insurance	(117)	(5.0)	(87)	(3.5)	(67)	(1.9)
Employee benefit plans	126	5.4	74	3.0	90	2.6
Other	(14)	(0.6)	7	0.2	7	0.2

Income tax expense	$116	5.0%	$690	27.9%	$1,698	49.2%

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations as a component of income tax expense.  As of September 30, 2015, the Internal Revenue Service conducted an audit of the Company’s tax returns for the year ended September 30, 2010, and no adverse findings were reported. The Company’s federal and state income tax returns for taxable years through September 30, 2012 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined) and risk-weighted assets (as defined), and of total capital (as defined) to risk-weighted assets. Management believes, as of September 30, 2015 and 2014, that the Company and the Bank met all regulatory capital adequacy requirements to which they each are subject.

To be categorized as well capitalized, the Bank must maintain the minimum Tier 1 capital, Tier common equity,Tier 1 risk-based and total risk-based ratios as set forth in the table below.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2015:
Tier 1 capital (to average assets)
Company	$116,903	23.73%	N/A	N/A	N/A	N/A
Bank	96,034	19.50	$19,699	4.0	$24,624	5.0%
Tier 1 Common (to risk-weighted assets)
Company	116,921	50.63	N/A	N/A	N/A	N/A
Bank	96,052	41.66	10,376	4.0	14,987	6.5
Tier 1 capital (to risk-weighted assets)
Company	116,903	50.63	N/A	N/A	N/A	N/A
Bank	96,034	41.65	13,834	4.0	18,446	8.0
Total capital (to risk-weighted assets)
Company	120,016	51.98	N/A	N/A	N/A	N/A
Bank	99,147	43.00	18,446	8.0	23,057	10.0

September 30, 2014:
Tier 1 capital (to average assets)
Company	$130,378	25.39%	$20,544	4.0%	N/A	N/A
Bank	92,090	17.95	20,519	4.0	$25,649	5.0%
Tier 1 capital (to risk-weighted assets)
Company	130,378	57.21	9,115	4.0	N/A	N/A
Bank	92,090	40.52	9,091	4.0	13,636	6.0
Total capital (to risk-weighted assets)
Company	132,803	58.28	18,231	8.0	N/A	N/A
Bank	94,515	41.59	18,182	8.0	22,727	10.0

12.	EMPLOYEE BENEFITS

The Bank is a member of a multi-employer ( under the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986) defined benefit pension plan covering all employees meeting certain eligibility requirements. The Bank’s policy is to fund pension costs accrued. The expense relating to this plan for the years ended September 30, 2015, 2014 and 2013 was $623,000, $663,000 and $407,000, respectively. There are no collective bargaining agreements in place that require contributions to the plan. Additional information regarding the plan as of September 30, 2015 is noted below:

Legal Name of Plan	Pentegra Defined Benefit Plan for Financial Institutions
Plan Employer Identification Number	13-5645888
The Company's Contribution for the year ended September 30, 2015	$744,000
Are Company's Contributions more than 5% of total contributions?	No
Funded Status	98.25%

The Pentegra Defined Benefits Plan for Financial Institutions is a single plan under Internal Revenue Code Section 413 (c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. During November 2015, the Plan was frozen in an effort to reduce expenses on a going forward basis.

The Bank also has a defined contribution plan for employees meeting certain eligibility requirements. The defined contribution plan may be terminated at any time at the discretion of the Bank. There was no expense relating to this plan for the years ended September 30, 2015, 2014 and 2013. The Company eliminated the employer match in conjunction with the establishment of the employee stock ownership plan (“ESOP”) discussed below.

The Bank maintains an ESOP for substantially all of its full-time employees meeting certain eligibility requirements. The purchase of shares of the Company's common stock by the ESOP was funded by loans from the Company. The loans will be repaid principally from the Bank's contributions to the ESOP. Shares of the Company's common stock purchased by the ESOP are held in a suspense account and released for allocation to participants on a pro rata basis as debt service payments are made on the loans. Shares released are allocated to each eligible participant based on the ratio of each such participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released and allocated among participants, the Bank recognizes compensation expense based on the current market price of the shares released. The ESOP purchased 712,721 shares of the Company’s common stock for an aggregate cost of approximately $7.6 million in fiscal 2015 and fiscal 2014. As of September 30, 2015, the Company had allocated a total of 213,601 shares from the suspense account to participants and committed to release an additional 35,517 shares. The expense relating to the ESOP for the years ended September 30, 2015, 2014 and 2013 was $660,000, $467,000 and $389,000, respectively.

The Company maintains the Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the RRP Trust purchased 213,528 shares (on a converted basis) of the Company’s common stock in the open market for approximately $2.5 million, at an average purchase price per share of $11.49 as part of the RRP. The Company made sufficient contributions to the RRP Trust to fund these purchases. As of September 30, 2015, all the shares had been awarded as part of the RRP. Shares subject to awards under the RRP generally vest at the rate of 20% per year over five years. As of September 30, 2015, 185,788 of the awarded shares of the Plan had become fully vested. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “SIP”). As part of the SIP, a maximum of 285,655 shares can be awarded as restricted stock awards or units, of which 235,500 shares were awarded during February 2015 of which 20,000 shares have been forfeited.

During the year ended September 30, 2015, approximately $385,000 was recognized in compensation expense for the RRP. Tax benefits of $131,000 were recognized during the year ended September 30, 2015.Tax benefits of $53,000 were recognized during the year ended September 30, 2014. During the year ended September 30, 2014, approximately $183,000 was recognized in compensation expense for the RRP. At September 30, 2015, approximately $2.4 million of additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the year ended September 30, 2015 and 2014 is presented in the following table:

	Year Ended September 30, 2015
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at beginning of year	38,055	$8.07
Issued	235,500	12.23
Forfeited	(21,813)	11.85
Vested	(10,314)	9.07
Nonvested stock awards at the end of the period	241,428	$11.74

	Year Ended September 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at beginning of year	79,477	$9.56
Issued	-	-
Forfeited	-	-
Vested	(41,422)	10.93
Nonvested stock awards at the end of the period	38,055	$8.07

The Company maintains the Stock Option Plan (the “Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares of common stock were approved for future issuance pursuant to the Stock Option Plan. As of September 30, 2015, all of the options had been awarded under the Option Plan. As of September 30, 2015, 421,835 options were vested under the Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 608,737 shares were awarded during February 2015, 605,000 shares pursuant to the 2014 SIP and the remainder pursuant to the Option Plan.

A summary of the status of the Company’ stock options under the Stock Option Plan as of September 30, 2015 and 2014 and changes during the year ended September 30, 2015 and 2014 are presented below:

	Year Ended September 30, 2015
	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	530,084	$11.57
Granted	608,737	12.23
Forfeited	(64,391)	11.92
Outstanding at the end of the period	1,074,430	$11.92
Exercisable at the end of the period	440,976	$11.42

	Year Ended September 30, 2014
	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	516,739	$10.86
Granted	13,345	10.68
Forfeited	-	-
Outstanding at the end of the period	530,084	$10.86
Exercisable at the end of the period	417,767	$11.57

The weighted average remaining contractual term was approximately 7.0 years for options outstanding as of September 30, 2015.

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

During the year ended September 30, 2015, $387,000 was recognized in compensation expense for the Option Plan. A tax benefit of $44,000 was recognized during the year ended September 30, 2015. During the year ended September 30, 2014, $155,000 was recognized in compensation expense for the Option Plan. A tax benefit of $17,000 was recognized during the year ended September 30, 2014. At September 30, 2015, approximately $2.4 million of additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 4.3 years.

13.	COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2015, the Company had $2.5 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.25% to 5.25%. At September 30, 2014, the Company had $25.3 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.25% to 6.00%. The aggregate undisbursed portion of loans-in-process amounted to $17.2 million and $9.7 million, respectively, at September 30, 2015 and 2014.

The Company also had commitments under unused lines of credit of $6.1 million and $3.8 million, respectively, and letters of credit outstanding of $2.6 million and $187,000, respectively, at September 30, 2015 and 2014.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At September 30, 2015, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $60,000. This exposure is for the life of the related loans and payables, on the Company’s proportionate share, as actual losses are incurred.

14.	FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2015 and 2014, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets as of September 30, 2015 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$18,712	$-	$18,712
Mortgage-backed securities - U.S. Government agencies	-	58,712	-	58,712
FHLMC preferred stock	59	-	-	59
Total	$59	$77,424	$-	$77,483

Those assets as of September 30, 2014 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$17,844	$-	$17,844
Mortgage-backed securities - U.S. Government agencies	-	39,903	-	39,903
FHLMC preferred stock	70	-	-	70
Total	$70	$57,747	$-	$57,817

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value of $16.8 million.

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

Summary of Non-Recurring Fair Value Measurements

	At September 30, 2015
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$16,770	$16,770
Real estate owned		869		869
Total	$-	$869	$16,770	$17,639

	At September 30, 2014
	(Dollars in Thousands)

	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$21,980	$21,980
Real estate owned		360		360
Total	$-	$360	$21,980	$22,340

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within level 3 of the fair value hierarchy:

	At September 30, 2015
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$16,770	Property appraisals (1)	Management discount for selling costs, property type and market volatility (2)	10% discount

Real estate owned	$869	Property appraisals (1)	Management discount for selling costs, property type and market volatility (2)	10% discount

	At September 30, 2014
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$21,980	Property appraisals (1)	Management discount for selling costs, property type and market volatility (2)	10% discount

Real estate owned	$360	Property appraisals (1)	Management discount for selling costs, property type and market volatility (2)	10% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

			Fair Value Measurements at
			September 30, 2015
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$11,272	$11,272	$11,272	$-	$-
Investment and mortgage-backed securities available for sale	77,483	77,483	53	77,430	-
Investment and mortgage-backed securities held to maturity	66,384	66,877	-	66,877	-
Loans receivable, net	312,633	312,613	-	-	312,613
Accrued interest receivable	1,665	1,665	1,665	-	-
Federal Home Loan Bank stock	369	369	369	-	-
Bank owned life insurance	12,722	12,722	12,722	-	-

Liabilities:
Checking accounts	37,942	37,942	37,942	-	-
Money market deposit accounts	60,736	60,736	60,736	-	-
Passbook, club and statement savings accounts	70,355	70,355	70,355	-	-
Certificates of deposit	196,041	199,639	-	-	199,639
Accrued interest payable	1,291	1,291	1,291	-	-
Advances from borrowers for taxes and insurance	1,670	1,670	1,670	-	-

			Fair Value Measurements at
			September 30, 2014
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$45,382	$45,382	$45,382	$-	$-
Investment and mortgage-backed securities available for sale	57,817	57,817	70	57,747	-
Investment and mortgage-backed securities held to maturity	80,840	79,092	-	79,092	-
Loans receivable, net	321,063	321,247	-	-	321,247
Accrued interest receivable	1,748	1,748	1,748	-	-
Federal Home Loan Bank stock	1,221	1,221	1,221	-	-
Bank owned life insurance	12,377	12,377	12,377	-	-

Liabilities:
Checking accounts	40,446	40,446	40,446	-	-
Money market deposit accounts	64,665	64,665	64,665	-	-
Passbook, club and statement savings accounts	73,275	73,275	73,275	-	-
Certificates of deposit	212,639	217,273	-	217,273	-
Advances from Federal Home
Loan Bank	340	340	340	-	-
Accrued interest payable	1,486	1,486	1,486	-	-
Advances from borrowers for taxes and insurance	1,240	1,240	1,240	-	-

Cash and Cash Equivalents—For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investments and Mortgage-Backed Securities— The fair value of investment securities and mortgage-backed securities is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services.

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

15.	PRUDENTIAL BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENT OF FINANCIAL CONDITION
September 30,	2015	2014
	(Dollars in Thousands)
Assets:
Cash	$14,912	$31,729
ESOP loan receivable	5,618	5,943
Investment in Bank	96,132	91,137
Other assets	339	614
Total assets	$117,001	$129,423

Stockholders' equity:
Preferred stock	-	-
Common stock	95	95
Additional paid-in-capital	95,453	94,397
Unearned ESOP shares	(4,926)	(5,302)
Treasury stock	(14,691)	-
Retained earnings	41,052	41,186
Accumulated other comprehensive (loss) income	18	(953)

Total stockholders' equity	117,001	129,423

Total liabilities and stockholders' equity	$117,001	$129,423

INCOME STATEMENT
For the year ended September 30,	2015	2014	2013
	(Dollars in thousands)

Interest on ESOP loan	263	257	188
Equity in the undistributed earnings of the Bank	2,549	2,085	1,997
Other income	9	-	-

Total income	2,821	2,342	2,185

Professional services	306	288	146
Other expense	447	431	409

Total expense	753	719	555

Income before income taxes	2,068	1,623	1,630

Income tax benefit	(164)	(157)	(125)

Net income	2,232	1,780	1,755

CASH FLOWS
For the year ended September 30,	2015	2014	2013
	(Dollars in thousands)
Operating activities:
Net income	$2,232	$1,780	$1,755
Increase in assets	88	(198)	(137)
Equity in the undistributed earnings of the Bank	(2,549)	(2,085)	(1,997)

Net cash used in by operating activities	(229)	(503)	(379)

Investing activities:
Repayments received on ESOP loan	325	302	188
Cash advanced to subsidiary	-	(34,800)	-

Net cash (used in) provided by investing activities	325	(34,498)	188

Financing Activities:
Purchase of common stock for ESOP	-	(3,089)	-
Issuance of common stock	-	38,702	-
Cancellation of treasury stock	-	31,625	-
Purchase of treasury stock	(14,691)		-
Cash dividends paid	(2,222)	(571)	-

Net cash provided by financing activities	(16,913)	66,667	-

Net decrease in cash and cash equivalents	(16,817)	31,666	(191)

Cash and cash equivalents, beginning of year	31,729	63	254

Cash and cash equivalents, end of year	$14,912	$31,729	$63

16.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the years ended September 30, 2014 and 2013 is as follows:

	September 30, 2015				September 30, 2014
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr
	(In thousands)				(In thousands)

Interest income	$4,240	$4,304	$4,055	$4,081	$4,069	$4,085	$4,136	$4,175
Interest expense	901	871	851	807	905	852	826	818
Net interest income	3,339	3,433	3,204	3,274	3,164	3,233	3,310	3,357
(Recoveries) Provision for loan losses	75	300	210	150	0	0	0	240
Net interest income after provision for loan losses	3,264	3,133	2,994	3,124	3,164	3,233	3,310	3,117
Non-interest income	350	1,988	445	225	161	413	194	343
Non-interest expense	2,926	3,511	3,432	3,307	2,803	2,954	2,756	2,952
Income before income tax expense	688	1,610	7	42	522	692	748	508
Income tax expense	217	(91)	(40)	30	184	157	227	122
Net income	$471	$1,701	$47	$12	$338	$535	$521	$386

Per share:
Earnings per share - basic	$0.05	$0.20	$0.01	$0.01	$0.04	$0.06	$0.06	$0.04
Earnings per share - diluted	$0.05	$0.18	$0.01	$-	$0.04	$0.06	$0.06	$0.03
Dividends per share	$0.03	$0.03	$0.18	$0.03	$-	$-	$0.03	$0.03

Due to rounding, the sum of the earnings per share in individual quarters may differ from reported amounts.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   Not Applicable.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations and are operating in an effective manner.

Management's Report of Internal Control over Financial Reporting. Management is responsible for designing, implementing, documenting, and maintaining an adequate system of internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934. An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:

•	maintain records that accurately reflect the Company's transactions;
•	prepare financial statement and footnote disclosures in accordance with U.S. GAAP that can be relied upon by external users; and

•	prevent and detect unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of September 30, 2015. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

The Board of Directors of Prudential Bancorp, through its Audit Committee, provides oversight to managements' conduct of the financial reporting process. The Audit Committee, which is composed entirely of independent directors, is also responsible for the appointment of the independent registered public accounting firm. The Audit Committee also meets with management, the internal audit staff, and the independent registered public accounting firm throughout the year to provide assurance as to the adequacy of the financial reporting process and to monitor the overall scope of the work performed by the internal audit staff and the independent public accountants.

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

SR Snodgrass, P.C. a registered public accounting firm, has audited the effectiveness of the Company’s internal controls over financial reporting as stated in their report which is included in Item 8 hereof.

/s/ Joseph R. Corrato	/s/ Jack E. Rothkopf
Joseph R. Corrato	Jack E. Rothkopf
President and Chief Executive Officer	Senior Vice President,
Chief Financial Officer and Treasurer

Changes in Internal Controls over Financial Reporting. No change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. Other Information

  Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 16, 2016, is expected to be which filed with the Securities and Exchange Commission on or about January 8, 2016 ("Definitive Proxy Statement").

The Company has adopted a code of ethics policy, which applies to its principal executive officer, principal financial officer, principal accounting officer, as well as its directors and employees generally. The Company will provide a copy of its code of ethics to any person, free of charge, upon request. Any requests for a copy should be made to the shareholder relations administrator, Prudential Bancorp, Inc., 1834 West Oregon Avenue, Philadelphia, Pennsylvania 19145. In addition, a copy of the Code of Ethics is available at the Company’s website at www.prudentialsavingsbank.com under the Investor Relations menu.

Item 11. Executive Compensation

The information required herein is incorporated by reference from the sections captioned "Management Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's Definitive Proxy Statement.

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

Equity Compensation Plan Information. The following table provides information as of September 30, 2015 with respect to shares of common stock that may be issued under the existing equity compensation plans, which consist of the 2008 Stock Option Plan, the 2008 Recognition and Retention Plan and the 2014 Stock Incentive Plan, all of which were approved by the Company’s shareholders. The share amounts set forth below with respect to the 2008 Stock Option Plan and the 2008 Recognition and Retention Plan have been adjusted for the exchange of shares in connection with the second-step conversion completed on October 9, 2013, at an exchange ratio of 0.9442 of Company common stock for each share of Old Prudential Bancorp held by other than the MHC.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,315,855	(1)	$11.89	(1)	245,504
Equity compensation plans not approved by security holders	--		------		--
Total	1,315,855		$11.89		245,504

(1)	Includes 241,428 shares subject to restricted stock grants which were not vested as of September 30, 2015. The weighted average exercise price excludes such restricted stock grants.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference from the sections captioned "Management Compensation – Related Party Transactions" and “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required herein is incorporated by reference from the section captioned "Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal Three) – Audit Fees" in the Definitive Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Consolidated Statements of Financial Condition
Consolidated Statements of Operations Consolidated Statement of Comprehensive Income (loss)
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation of Prudential Bancorp, Inc. (1)
3.2	Bylaws of Prudential Bancorp, Inc. (1)
4.0	Form of Stock Certificate of Prudential Bancorp, Inc. (1)
*
10.1	Amended and Restated Employment Agreement between Prudential Savings Bank and Joseph R. Corrato(2)*
10.2	Amended and Restated Post Retirement Agreement between Prudential Savings Bank and Joseph W. Packer, Jr. (3)*
10.3	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. and Diane B. Packer(3)*
10.4	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. (3)*
10.5	Amendment No. 1 to Split-Dollar Agreement between the Bank and Joseph W. Packer, Jr. (3)*
10.6	Settlement Agreement, dated November 7, 2008, by and among Prudential Mutual Holding Company, Prudential Bancorp, Inc. of Pennsylvania, Prudential Savings Bank, Stilwell Value Partners, I, L.P., Stilwell Partners L.P., Stilwell Value LLC, Joseph Stilwell and John Stilwell (4)
10.7	Prudential Bancorp, Inc. of Pennsylvania 2008 Stock Option Plan (5)*
10.8	Prudential Bancorp, Inc. of Pennsylvania 2008 Recognition and Retention Plan and Trust Agreement (5)*
10.9	Amendment No.2 to Split-Dollar Agreement between the Bank and Joseph W. Packer, Jr.*(6)
10.10	Endorsement Split Dollar Insurance Agreement, dated August 28, 2012, between Joseph Corrato and Prudential Savings Bank (7)*
10.11	Endorsement Split Dollar Insurance Agreement dated August 29, 2012 between Jack Rothkopf and Prudential Savings Bank (7)*
10.12	Transition Agreement by and among Prudential Bancorp, Inc. of Pennsylvania, Prudential Savings Bank, Prudential Mutual Holding Company, PSB Delaware, Inc. and Joseph W. Packer, Jr. dated as of April 18, 2012 (8)*

10.13	Amendment and Restated Employment Agreement between Prudential Savings Bank and Jack Rothkopf (9)*
10.14	Endorsement Split Dollar Insurance Agreement dated May 14, 2014 between Jeffrey T. Hanuscin and Prudential Savings Bank (10)*
10.15	Agreement, dated August 29, 2014, by and among Prudential Bancorp, Inc., Prudential Savings Bank, Seidman and Associates L.L.C., Seidman Investment Partnership, L.P., Seidman Investment Partnership II, L.P., Seidman Investment Partnership III, L.P., Broad Park Investors, CBPS, L.L.C., 2514 Multi-Strategy Fund, L.P., Veteri Place Corporation, Sonia Seidman, an individual, Lawrence B. Seidman, an individual, and Dennis Pollack, an individual (11)
10.16	Amendment No.1 to the Amended and Restated Employment Agreement between Prudential Savings Bank and Joseph R. Corrato (12)*
10.17	Amendment No.1 to the Amended and Restated Employment Agreement between Prudential Savings Bank and Jack E. Rothkopf (13)*
10.18	Severance Agreement between Prudential Savings Bank and Anthony V. Migliorino (14)*
10.19	Severance Agreement between Prudential Savings Bank and Douglas J. R. Smith (14)*
10.20	Severance Agreement between Prudential Savings Bank and Jeffrey T. Hanuscin (15)*
10.21	Amendment No. 1 to the Severance Agreement between Prudential Savings Bank and Jeffrey T. Hanuscin
10.22	Retirement and Transition Agreement between Prudential Bancorp, Inc, Prudential Savings Bank and Thomas Vento (16)*
10.23	2014 Stock Incentive Plan (17)*
31.1	Section 1350 Certification of the Chief Executive Officer
31.2	Section 1350 Certification of the Chief Financial Officer
32.0	Section 906 Certification
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) hereof.

(1)	Incorporated by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-189321) filed with the SEC on June 14, 2013.

(2)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of , dated October 1, 2015 and filed with the SEC on May 21, 2013 (SEC File No. 000-55084)

(3)	Incorporated by reference from the Current Report on Form 8-K, of Prudential Bancorp, Inc. of Pennsylvania dated November 19, 2008 and filed with the SEC on November 25, 2008 (SEC File No. 000-51214).

(4)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania, dated November 7, 2008 and filed with the SEC on November 7, 2008 (SEC File No. 000-51214).

(5)	Incorporated by reference from Appendices A (2008 Stock Option Plan) and B (2008 Recognition and Retention Plan and Trust Agreement”) of the definitive proxy statement of Prudential Bancorp, Inc. of Pennsylvania (SEC File No. 000-51214) filed with the SEC on November 26, 2008.

(6)	Incorporated by reference from the Annual Report on Form 10-K of Prudential Bancorp, Inc. of Pennsylvania for the year ended September 30, 2012 filed with the SEC on December 21,2012 (SEC File No. 000-51214)

(7)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania dated August 28, 2012 and filed with the SEC on August 31, 2012 (SEC File No. 000-51214).

(8)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania dated April 18, 2012 and filed with the SEC on April 19, 2012 (SEC File No. 000-51214).

(9)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated June 17, 2015and filed with the SEC on June 22, 2015 (SEC File No. 000-55089).

(10)	Incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 of Prudential Bancorp, Inc. filed with the SEC on August 14, 2014 (SEC File No. 000-55084).

(11)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated August 29, 2014 and filed with the SEC on August 29, 2014 (SEC File No. 000-55084).

(12)	Incorprated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated November 1, 2015 and filed with the SEC on November 1, 2015 (SEC File No. 000-55084)

(13)	Incorprated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated November 13, 2015 and filed with the SEC on November 71, 2015 (SEC File No. 000-55089)

(14)	Incorprated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated November 30, 2015 and filed with the SEC on December 1, 2015 (SEC File No. 000-55084)

(15)	Incorporated by reference from Exhibit 10.1 the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2015 and filed with the SEC on May 11, 2015 (SEC File No. 000-55084)

(16)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated May 13, 2015 and filed with the SEC on May 14, 2015 (SEC File No. 000-55084)

(17)	Incorporated by reference from Appendix A of the definitive Proxy Statement of Prudential Bancorp, Inc. (and filed with the SEC on December 30, 2014 (SEC File No. 000-55084)

(b)	Exhibits

  The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential Bancorp, Inc.

December 14, 2015	By:	/s/ JOSEPH R. CORRATO
Joseph R. Corrato President and Chief Executive Officer

/S/ JACK E. ROTHKOPF
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer, Treasurer
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 14, 2015
Thomas A. Vento
Chairman of the Board

/S/ JOSEPH R. CORRATO	December 14, 2015
Joseph R. Corrato
Director, President and Chief Executive Officer

/S/ JEROME R. BALKA, ESQ	December 14, 2015
Jerome R. Balka, Esq.
Director

/S/ A. J. FANELLI	December 14, 2015
A. J. Fanelli
Director

/S/ JOHN C. HOSIER	December 14, 2015
John C. Hosier
Director

/S/ BRUCE E. MILLER	December 14, 2015
Bruce E. Miller
Director

/S/ FRANCIS V. MULCAHY	December 14, 2015
Francis V. Mulcahy
Director

/S/ DENNIS POLLACK	December 14, 2015
Dennis Pollack
Director