Form 10-Q
period 2015-12-31
PRUDENTIAL BANCORP, INC.
filed 2016-02-09
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-55084

Prudential Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	46-2935427
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1834 West Oregon Avenue Philadelphia, Pennsylvania	19145 Zip Code
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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of January 29, 2016, 9,544,809 shares were issued and 8,240,625 outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,
	2015	2015
	(Dollars in Thousands,
ASSETS	Except Share Data)

Cash and amounts due from depository institutions	$1,949	$2,150
Interest-bearing deposits	3,802	9,122

Total cash and cash equivalents	5,751	11,272

Investment and mortgage-backed securities available for sale (amortized cost—December 31, 2015, $119,433; September 30, 2015, $77,456)	118,275	77,483
Investment and mortgage-backed securities held to maturity (fair value—December 31, 2015, $55,732; September 30, 2015, $66,877)	55,789	66,384
Loans receivable—net of allowance for loan losses (December 31, 2015, $2,919; September 30, 2015, $2,930)	321,865	312,633
Accrued interest receivable	1,863	1,665
Real estate owned	-	869
Federal Home Loan Bank stock—at cost	1,644	369
Office properties and equipment—net	1,554	1,492
Bank owned life insurance	12,806	12,722
Prepaid expenses and other assets	1,923	1,325
Deferred tax assets-net	1,307	975
TOTAL ASSETS	$522,777	$487,189

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$2,837	$2,293
Interest-bearing	367,769	362,781
Total deposits	370,606	365,074
Advances from Federal Home Loan Bank	31,889	-
Accrued interest payable	57	1,291
Advances from borrowers for taxes and insurance	2,554	1,670
Accounts payable and accrued expenses	1,741	2,153

Total liabilities	406,847	370,188

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 9,544,809 issued and 8,397,625 outstanding at December 31, 2015 and 9,544,809 issued and 8,449,625 outstanding at September 30, 2015	95	95
Additional paid-in capital	95,586	95,286
Unearned Employee Stock Ownership Plan shares	(4,832)	(4,926)
Treasury stock, at cost: 1,147,184 shares at December 31, 2015 and 1,095,184 at September 30, 2015	(15,556)	(14,691)
Retained earnings	41,401	41,219
Accumulated other comprehensive (loss) income	(764)	18

Total stockholders' equity	115,930	117,001

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$522,777	$487,189

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2015	2014
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME:
Interest on loans	$3,060	$3,257
Interest on mortgage-backed securities	512	416
Interest and dividends on investments	479	548
Interest on interest-bearing assets	5	19

Total interest income	4,056	4,240

INTEREST EXPENSE:
Interest on deposits	752	901
Interest on borrowings	48	-

Total interest expense	800	901

NET INTEREST INCOME	3,256	3,339

PROVISION FOR LOAN LOSSES	-	75

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,256	3,264

NON-INTEREST INCOME:
Fees and other service charges	119	101
Gain on sale of loans, net	1	138
Gain on the sale of OREO	58	-
Income from bank owned life insurance	84	89
Other	12	22

Total non-interest income	274	350

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,638	1,665
Data processing	116	106
Professional services	279	276
Office occupancy	171	147
Depreciation	77	76
Payroll taxes	79	84
Director compensation	126	86
Deposit insurance	82	68
Advertising	17	30
Other	311	388
Total non-interest expense	2,896	2,926

INCOME BEFORE INCOME TAXES	634	688

INCOME TAXES:
Current expense	286	269
Deferred (benefit) expense	(65)	(52)

Total income tax expense	221	217

NET INCOME	$413	$471

BASIC EARNINGS PER SHARE	$0.05	$0.05

DILUTED EARNINGS PER SHARE	$0.05	$0.05

DIVIDENDS PER SHARE	$0.03	$0.03

See notes to unaudited consolidated financial statements.

3

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended December 31,
	2015	2014

	(Dollars in Thousands)
Net income	$413	$471

Unrealized holding (losses) gains on available-for-sale securities	(1,185)	735
Tax effect	403	(250)

Total other comprehensive income (loss)	(782)	485

Comprehensive Income (Loss)	$(369)	$956

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, OCTOBER 1, 2015	$95	$95,286	$(4,926)	$(14,691)	$41,219	$18	$117,001

Net income					413		413

Other comprehensive loss						(782)	(782)

Dividends paid ($0.03 per share)					(231)		(231)

Excess tax benefit from stock compensation plans		59					59

Purchase of treasury stock (52,000 shares)				(865)			(865)

Stock option expense		121					121

Recognition and Retention Plan expense		84					84

ESOP shares committed to be released (8,879 shares)		36	94				130

BALANCE, DECEMBER 31, 2015	$95	$95,586	$(4,832)	$(15,556)	$41,401	$(764)	$115,930

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Stock	Earnings	Loss	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, OCTOBER 1, 2014	$95	$94,397	$(5,302)	$-	$41,188	$(953)	$129,425

Net income					471		471

Other comprehensive income						485	485

Dividends paid ($0.03 per share)					(240)		(240)

Excess tax benefit from stock compensation plans		10					10

Purchase of treasury stock (117,900 shares)				(2,163)			(2,163)

Stock option expense		21					21

Recognition and Retention Plan expense		14					14

ESOP shares committed to be released (8,909 shares)		14	94				108

BALANCE, DECEMBER 31, 2014	$95	$94,456	$(5,208)	$(2,163)	$41,419	$(468)	$128,131

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2015	2014
OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income	$413	$471
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	77	76
Net accretion of premiums/discounts	22	(50)
Provision for loan losses	-	75
Net amortization of deferred loan fees and costs	70	72
Share-based compensation expense for stock options and awards	205	35
Income from bank owned life insurance	(84)	(89)
Gain from sale of loans	(1)	(138)
Gain on sale of OREO	(58)	-
Originations of loans held for sale	(300)	(2,400)
Proceeds from sale of loans held for sale	301	2,538
Compensation expense of ESOP	130	108
Deferred income tax expense	65	(52)
Changes in assets and liabilities which used cash:
Accrued interest receivable	(198)	(103)
Prepaid expenses and other assets	(592)	(404)
Accrued interest payable	(1,234)	(1,470)
Accounts payable and accrued expenses	(412)	2,879
Net cash (used in) provided by operating activities	(1,596)	1,548
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(36,929)	(4,079)
Purchase of corporate bonds available for sale	(10,135)	-
Loans originated or acquired	(19,085)	(33,552)
Principal collected on loans	9,783	22,235
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	10,604	644
Available-for-sale	5,056	1,211
Proceeds from redemption of FHLB stock	-	862
Purchase of FHLB stock	(1,275)	-
Proceeds from sale of real estate owned	927	16
Purchases of equipment	(139)	(160)
Net cash used in investing activities	(41,193)	(12,823)
FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and savings accounts	2,249	2,412
Net increase (decrease) in certificates of deposit	3,283	(1,995)
FHLB increase advances	31,889	-
Increase in advances from borrowers for taxes and insurance	884	1,066
Cash dividends paid	(231)	(240)
Purchase of treasury stock	(865)	(2,163)
Excess tax benefit related to stock compensation plans	59	10
Net cash provided by (used in) financing activities	37,268	(910)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,521)	(12,185)

CASH AND CASH EQUIVALENTS—Beginning of period	11,272	45,382

CASH AND CASH EQUIVALENTS—End of period	$5,751	$33,197
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$2,034	$2,371

Income taxes paid	$-	$200

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

The Bank is a community-oriented Pennsylvania-chartered savings bank headquartered in South Philadelphia. The banking office network currently consists of the headquarters and main office and seven full-service branch offices. Five of the banking offices are located in Philadelphia (Philadelphia County), and one is in Drexel Hill, Delaware County, Pennsylvania and the remaining branch is located in Chalfont, Bucks County, Pennsylvania. The Bank maintains ATMs at six of the banking offices. The Bank also provides on-line and mobile banking services. The Bank has filed notice with the regulatory agencies of its intent to close the Chalfont branch in late February 2016.

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

Basis of presentation – The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential . and the accompanying notes thereto included in the Company’s Annual Report on Form 10-Kfor the fiscal year ended September 30, 2015.

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

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. During the three month period ended December 31, 2015, the Company repurchased 52,000 shares at an approximate total cost of $865,000.

FHLB Stock – FHLB stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration. Management concluded that the FHLB stock was not impaired at December 31, 2015.

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This ASU did not to have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -Going Concern (Subtopic 205-40). The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are first effective for the annual period ending after December 15, 2016, and for annual periods and interim periods within such annual periods thereafter. Early application is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the FASB Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this ASU. This ASU is not expected to have a significant impact on the Company’s financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contract with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect of adopting this new accounting ASU.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2015		2014
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$413	$413	$471	$471

Weighted average shares outstanding	7,625,150	7,625,150	8,850,963	8,850,963
Effect of common stock equivalents	-	158,906	-	390,683
Adjusted weighted average shares used in earnings per share computation	7,625,150	7,784,056	8,850,963	9,241,646
Earnings per share - basic and diluted	$0.05	$0.05	$0.05	$0.05

All stock options outstanding as of December 31, 2015 and 2014 had exercise prices below the then current market price and were considered dilutive for the earnings per share calculation.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive loss by component, net of tax:

	Three Months Ended December 31,
	2015	2014
	(Dollars in Thousands)
	Unrealized gains (losses)	Unrealized gains (losses)
	on available for sale	on available for sale
	securities (a)	securities (a)
Beginning Balance	$18	$(953)
Other comprehensive income (loss) gain before reclassification	(782)	485
Amount reclassified from accumulated other comprehensive income (loss)	-	-
Total other comprehensive (loss) income	(782)	485
Ending Balance	$(764)	$(468)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,988	$-	$(439)	$18,549
Mortgage-backed securities - U.S. government agencies	90,306	268	(960)	89,614
Corporate bonds	10,133	-	(64)	10,069
Total debt securities available for sale	119,427	268	(1,463)	118,232

FHLMC preferred stock	6	37	-	43

Total securities available for sale	$119,433	$305	$(1,463)	$118,275

Securities Held to Maturity:
U.S. government and agency obligations	$44,930	$378	$(1,176)	$44,132
Mortgage-backed securities - U.S. government agencies	10,859	772	(31)	11,600

Total securities held to maturity	$55,789	$1,150	$(1,207)	$55,732

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,988	$-	$(276)	$18,712
Mortgage-backed securities - U.S. government agencies	58,462	475	(225)	58,712
Total debt securities available for sale	77,450	475	(501)	77,424

FHLMC preferred stock	6	53	-	59

Total securities available for sale	$77,456	$528	$(501)	$77,483

Securities Held to Maturity:
U.S. government and agency obligations	$54,929	$462	$(849)	$54,542
Mortgage-backed securities - U.S. government agencies	11,455	880	-	12,335

Total securities held to maturity	$66,384	$1,342	$(849)	$66,877

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at December 31, 2015:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(129)	$4,867	$(310)	$10,682	$(439)	$15,549
Mortgage-backed securities - U.S. government agencies	(775)	60,914	(185)	8,886	(960)	69,800
Corporate bonds	(64)	10,069	-	-	(64)	10,069

Total securities available for sale	(968)	75,850	(495)	19,568	(1,463)	95,418

Securities Held to Maturity:
U.S. government and agency obligations	-	-	(1,176)	33,777	(1,176)	33,777
Mortgage-backed securities - U.S. government agencies	(31)	3,829	-	-	(31)	3,829

Total securities held to maturity	(31)	3,829	(1,176)	33,777	(1,207)	37,606

Total	$(999)	$79,679	$(1,671)	$53,345	$(2,670)	$133,024

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at September 30, 2015:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(85)	$4,910	$(191)	$13,802	$(276)	$18,712
Mortgage-backed securities - agency	(138)	22,173	(87)	9,206	(225)	31,379

Total securities available for sale	(223)	27,083	(278)	23,008	(501)	50,091

Securities Held to Maturity:
U.S. government and agency obligations	-	-	(849)	42,603	(849)	42,603

Total securities held to maturity	-	-	(849)	42,603	(849)	42,603

Total	$(223)	$27,083	$(1,127)	$65,611	$(1,350)	$92,694

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

During the three months ended December 31, 2015 and 2014, the Company did not record any credit losses on investment securities through either earnings or in comprehensive income (loss).

U.S. Government Agency Obligations - The Company’s investments reflected in the tables above in U.S. Government agency notes consist of debt obligations of the FHLB and Federal Farm Credit System (“FFCS”). These securities are typically rated AAA by one of the internationally recognized credit rating services. At December 31, 2015, U.S. Government and agency obligations in a gross unrealized loss for less than 12 months consisted of four securities. There were 18 securities in a gross unrealized loss for more than 12 months at such date. The unrealized losses on these debt securities relate principally to the changes in market interest rates and a lack of liquidity currently in the financial markets and are not a result of a projected shortfall of cash flows. The Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

U.S. Agency Issued Mortgage-Backed Securities - At December 31, 2015, there were six securities in a gross unrealized loss for less than 12 months while there were nine securities in a gross unrealized loss for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency.

Corporate Debt Securities –At December 31, 2015, there were two securities in a gross unrealized loss for less than 12 months.

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

	December 31, 2015
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one through five years	1,999	2,224	-	-
Due after five through ten years	985	1,000	10,133	10,069
Due after ten years	41,946	40,908	18,988	18,549

Total	$44,930	$44,132	$29,121	$28,618

During both three month periods ended December 31, 2015 and 2014, no securities were sold.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,	September 30,
	2015	2015
	(Dollars in Thousands)
One-to-four family residential	$253,233	$259,163
Multi-family residential	6,201	6,249
Commercial real estate	39,550	25,799
Construction and land development	37,006	38,953
Consumer	671	392

Total loans	336,661	330,556

Undisbursed portion of loans-in-process	(13,928)	(17,097)
Deferred loan costs	2,051	2,104
Allowance for loan losses	(2,919)	(2,930)

Net loans	$321,865	$312,633

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at December 31, 2015:

	One- to-four family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,471	58	359	757	-	8	266	2,919
Total ending allowance balance	$1,471	$58	$359	$757	$-	$8	$266	$2,919

Loans:
Individually evaluated for impairment	$4,703	$347	$3,712	$9,317	$-	$-		$18,079
Collectively evaluated for impairment	248,530	5,854	35,838	27,689	-	671		318,582
Total loans	$253,233	$6,201	$39,550	$37,006	$-	$671		$336,661

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at September 30, 2015:

	One- to-four family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,635	66	231	724	-	5	269	2,930
Total loans	$1,635	$66	$231	$724	$-	$5	$269	$2,930

Loans:
Individually evaluated for impairment	$4,206	$-	$3,768	$8,796	$-	$-	$-	$16,770
Collectively evaluated for impairment	254,957	6,249	22,031	30,157	-	392	-	313,786
Total loans	$259,163	$6,249	$25,799	$38,953	$-	$392	$-	$330,556

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

The following table presents impaired loans by class as of December 31, 2015, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$4,703	$4,703	$5,080
Multi-family residential	-	-	347	347	347
Commercial real estate	-	-	3,712	3,712	3,712
Construction and land development	-	-	9,317	9,317	9,317
Total Loans	$-	$-	$18,079	$18,079	$18,456

The following table presents impaired loans by class as of September 30, 2015, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$4,206	$4,206	$4,550
Commercial real estate	-	-	3,768	3,768	3,768
Construction and land development	-	-	8,796	8,796	8,796
Total Loans	$-	$-	$16,770	$16,770	$17,114

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended December 31, 2015
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$4,455	$31	$23
Multi-family residential	351	6	-
Commercial real estate	3,740	24	13
Construction and land development	9,057	125	-
Total Loans	$17,603	$186	$36

	Three Months Ended December 31, 2014
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$10,526	$139	$35
Multi-family residential	365	64	-
Commercial real estate	3,771	52	11
Construction and land development	7,479	104	-
Total Loans	$22,141	$359	$46

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

	December 31, 2015
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$1,613	$1,717	$1,373	$4,703
Multi-family residential	5,854	-	347	6,201
Commercial real estate	35,816	961	2,773	39,550
Construction and land development	27,689	-	9,317	37,006
Total Loans	$70,972	$2,678	$13,810	$87,460

	September 30, 2015
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$1,348	$2,107	$751	$4,206
Multi-family residential	5,898	351	-	6,249
Commercial real estate	22,005	965	2,829	25,799
Construction and land development	30,157	-	8,796	38,953
Total Loans	$59,408	$3,423	$12,376	$75,207

The Company evaluates the classification of one-to-four family residential and consumer loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular single-family residential loan, the loan is downgraded following the above definitions of special mention, substandard, doubtful and loss.

The following table represents loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status. Non-performing loans that would be included in the table are those loans greater than 90 days past due that do not have a designated risk rating.

	December 31, 2015
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$248,530	$-	$248,530
Consumer	671	-	671
Total Loans	$249,201	$-	$249,201

	September 30, 2015
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$254,957	$-	$254,957
Consumer	392	-	392
Total Loans	$255,349	$-	$255,349

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following table presents the loan categories of the loan portfolio summarized by the aging categories of performing and delinquent loans and nonaccrual loans:

	December 31, 2015
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$250,487	$821	$1,925	$-	$821	$253,233	$3,416
Multi-family residential	6,201	-	-	-	-	6,201	-
Commercial real estate	39,369	-	181	-	-	39,550	1,542
Construction and land development	37,006	-	-	-	-	37,006	9,317
Consumer	671	-	-	-	-	671	-
Total Loans	$333,734	$821	$2,106	$-	$821	$336,661	$14,275

	September 30, 2015
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$255,669	$1,462	$2,032	$-	$1,462	$259,163	$3,547
Multi-family residential	6,249	-	-	-	-	6,249	-
Commercial real estate	25,114	504	181	-	504	25,799	1,589
Construction and land development	38,953	-	-	-	-	38,953	8,796
Consumer	392	-	-	-	-	392	-
Total Loans	$326,377	$1,966	$2,213	$-	$1,966	$330,556	$13,932

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

Commercial real estate loans entail significant additional credit risks compared to one-to-four family residential mortgage loans, as they generally involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is, in some cases, also the primary occupant, and thus may be subject to a greater extent to the effects of adverse conditions in the real estate market and in the economy in general. Commercial business loans typically involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes the Company to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. These events may adversely affect both the borrowers as well as the value of the collateral property. Such lending is additionally subject to the risk that if the estimate of construction cost proves to be inaccurate, potentially the Company will be compelled to advance additional funds. In addition, if the estimate of value proves to be inaccurate, the Company may be confronted with a project, when completed, having less value than the loan amount. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company would be able to recover the entire unpaid portion of the loan.

The following table summarizes the primary segments of the allowance for loan losses. Activity in the allowance is presented for the three month periods ended December 31, 2015 and 2014:

	Three Months Ended December 31, 2015
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2015	$1,635	$66	$231	$724	$-	$5	$269	$2,930
Charge-offs	(11)	-	-	-	-	-	-	(11)
Recoveries	-	-	-	-	-	-	-	-
Provision	(153)	(8)	128	33	-	3	(3)	-
ALLL balance at December 31, 2015	$1,471	$58	$359	$757	$-	$8	$266	$2,919

	Three Months Ended December 31, 2014
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2014	$1,663	$67	$122	$323	$15	$4	$231	$2,425
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision	(171)	(16)	94	170	(10)	-	8	75
ALLL balance at December 31, 2014	$1,492	$51	$216	$493	$5	$4	$239	$2,500

The Company determined that a provision for loan losses was not necessary for the three months ended December 31, 2015, compared to the $75,000 provision recorded during the same period in 2014.

At December 31, 2015, the Company had ten loans classified as TDRs aggregating $7.9 million, consisting of two single-family residential real estate loans which amounted to $1.5 million, one construction and land development loan totaling $3.5 million and seven commercial real estate loans which amounted to $3.0 million. Of these loans, one single-family residential real estate loan totaling $1.4 million, one commercial real estate loan totaling $733,000 and a construction and land development loan totaling $3.5 million were determined to be non-performing until management has made the decision to designate these credits as performing. Typically management will wait until a minimum of six consecutive contractual payments have been made prior to changing the designation. All TDRs, with the exception of one commercial real estate loan totaling $854,000, were classified as “substandard” as of December 31, 2015. During the three months ended December 31, 2015, no TDRs defaulted.

The Company did not restructure any debt during the three month period ended December 31, 2015 and 2014.

6.	DEPOSITS

Deposits consist of the following major classifications:

	December 31,		September 30,
	2015		2015
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$59,855	16.1%	$60,736	16.6%
Interest-bearing checking accounts	37,591	10.1	35,649	9.8
Non-interest bearing checking accounts	2,837	0.8	2,293	0.6
Passbook, club and statement savings	71,000	19.2	70,355	19.3
Certificates maturing in six months or less	48,380	13.0	49,857	13.7
Certificates maturing in more than six months	150,943	40.8	146,184	40.0

Total	$370,606	100.0%	$365,074	100.0%

Certificates of $250,000 and over totaled $30.3 million as of December 31, 2015 and $32.7 million as of September 30, 2015.

7.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	December 31,	September 30,
	2015	2015
Deferred tax assets:	(Dollars in Thousands)
Allowance for loan losses	$1,178	$1,185
Nonaccrual interest	93	86
Accrued vacation	62	119
Capital loss carryforward	506	534
Split dollar life insurance	19	19
Post-retirement benefits	106	126
Unrealized loss on available for sale securities	387	-
Employee benefit plans	643	530

Total deferred tax assets	2,994	2,599
Valuation allowance	(506)	(534)
Total deferred tax assets, net of valuation allowance	2,488	2,065

Deferred tax liabilities:
Property	484	365
Unrealized gains on available for sale securities	-	10
Deferred loan fees	697	715

Total deferred tax liabilities	1,181	1,090

Net deferred tax assets	$1,307	$975

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be realized through a carry back to taxable income in prior years or future reversals of existing taxable temporary differences, and/or to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The valuation allowance totaled $506,000 at December 31, 2015, and $534,000 at September 30, 2015.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations as a component of income tax expense. As of December 31, 2015, the Internal Revenue Service had conducted an audit of the Company’s federal tax return for the year ended September 30, 2010, and no adverse findings were reported. The Company’s federal and state income tax returns for taxable years through September 30, 2012 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

8.	STOCK COMPENSATION PLANS

The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The ESOP purchased 427,057 shares (on a converted basis) of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005. The ESOP purchased an additional 255,564 shares during December 2013 and an additional 30,100 shares at the beginning January 2014, of the Company’s common stock for an aggregate cost of approximately $3.1 million. The shares were purchased with the proceeds of loans from the Company. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants as the loans are repaid. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of December 31, 2015, the ESOP held 697,270 shares and the Company had allocated a total of 251,118 shares from the suspense account to participants. For the three months ended December 31, 2015 and 2014, the Company recognized $130,000 and $108,000, respectively, in compensation expense related to the ESOP.

The Company maintains the 2008 Recognition and Retention Plan (“2008 RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the RRP Trust purchased 213,528 shares (on a converted basis) of the Company’s common stock in the open market for approximately $2.5 million, at an average purchase price per share of $11.49 as part of the 2008 RRP. The Company made sufficient contributions to the RRP Trust to fund these purchases. As of December 31, 2015, all the shares, with exception of 3,059 shares that had been forfeited, had been awarded as part of the 2008 RRP. Shares subject to awards under the 2008 RRP generally vest at the rate of 20% per year over five years. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares can be awarded as restricted stock awards or units, of which 235,500 shares were awarded during February 2015 of which 26,500 shares had been forfeited as of December 31, 2015.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three months ended December 31, 2015, an aggregate of $128,000 was recognized in compensation expense for the 2008 RRP and the grants pursuant to the 2014 SIP. Income tax benefits of $44,000 were recognized for the three months ended December 31, 2015. During the three months ended December 31, 2014, $21,000 was recognized in compensation expense for the 2008 RRP. An income tax benefit of $7,000 was recognized for the three months ended December 31, 2014. At December 31, 2015, approximately $2.2 million in additional compensation expense for the shares awarded which remained outstanding related to the 2008 RRP and the 2014 SIP and $2.6 million in compensation expense remained unrecognized. At December 31, 2014, approximately $225,000 in additional compensation expense for the shares awarded related to the 2008 RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the three months ended December 31, 2015 and 2014 is presented in the following tables:

	Three Months Ended December 31, 2015
	Number of Shares (1)	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2015	241,428	$11.74
Issued	-	-
Forfeited	(7,746)	11.50
Vested	-	-
Nonvested stock awards at the December 31, 2015	233,682	$11.75

	Three Months Ended December 31, 2014
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2014	38,055	$8.07
Issued	-	-
Forfeited	-	-
Vested	-	-
Nonvested stock awards at the December 31, 2014	38,055	$8.07

The Company maintains the 2008 Stock Option Plan (the “2008 Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares (on a converted basis) of common stock were approved for future issuance pursuant to the 2008 Stock Option Plan. As of December 31, 2015, all of the options had been awarded under the 2008 Option Plan. As of December 31, 2015, 418,294 options (on a converted basis) were vested under the 2008 Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 587,112 shares were awarded during February 2015, 605,000 shares pursuant to the 2014 SIP and the remainder pursuant to the 2008 Option Plan. As of December 31, 2015, the 2008 Option Plan had 7,932 shares forfeited and the 2014 SIP had 70,000 shares forfeited.

A summary of the status of the Company’s stock options under the 2008 Option Plan and the 2014 SIP as of December 31, 2015 and 2014 are presented below:

	Three Months Ended December 31, 2015
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2015	1,074,430	$11.92
Granted	-	-
Exercised	-	-
Forfeited	(25,166)	11.59
Outstanding at December 31, 2015	1,049,264	$11.93
Exercisable at December 31, 2015	440,976	$11.42

	Three Months Ended December 31, 2014
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2014	530,084	$10.86
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2014	530,084	$10.86
Exercisable at December 31, 2014	417,767	$11.57

The weighted average remaining contractual term was approximately 6.8 years for options outstanding as of December 31, 2015.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013, $4.67 for the options granted during fiscal 2014 and $4.58 for options granted during fiscal 2015. The fair value for grants made in fiscal 2015 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $12.23, expected term of seven years, volatility rate of 38.16%, interest rate of 1.62% and a yield rate of 0.98%.

During the three months ended December 31, 2015, $136,000 was recognized in compensation expense for options granted pursuant to the 2008 Option Plan and the 2014 SIP. A tax benefit of $15,000 was recognized for the three months ended December 31, 2015. During the three months ended December 31, 2014, $25,000 was recognized in compensation expense for the 2008 Option Plan and a tax benefit of $1,000 was recognized during this period. At December 31, 2015, approximately $2.3 million in additional compensation expense for awarded options which remained outstanding at such date. The weighted average period over which this expense will be recognized is approximately 4.1 years.

9.	COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2015, the Company had $7.5 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.75% to 6.00%. At September 30, 2015, the Company had $2.5 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.25% to 5.25%. The aggregate undisbursed portion of loans-in-process amounted to $13.9 million at December 31, 2015 and $17.2 million at September 30, 2015.

The Company also had commitments under unused lines of credit of $5.7 million as of December 31, 2015 and $6.1 million as of September 30, 2015 and letters of credit outstanding of $2.6 million as of December 31, 2015 and September 30, 2015.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At December 31, 2015, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $53,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

The Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition, operations or cash flows of the Company. However, there can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company's interests and not have a material adverse effect on the financial condition and operations of the Company.

10.	FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2015 and September 30, 2015, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Generally accepted accounting principles used in the United States establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

The three broad levels of hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets as of December 31, 2015 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$18,549	$-	$18,549
Mortgage-backed securities - U.S. Government agencies	-	89,614	-	89,614
Corporate bonds	-	10,069		10,069
FHLMC preferred stock	43	-	-	43
Total	$43	$118,232	$-	$118,275

Those assets as of September 30, 2015 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$18,712	$-	$18,712
Mortgage-backed securities - U.S. Government agencies	-	58,712	-	58,712
FHLMC preferred stock	59	-	-	59
Total	$59	$77,424	$-	$77,483

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparable included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value in excess of $18.1 million, as of December 31, 2015.

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

Summary of Non-Recurring Fair Value Measurements

	At December 31, 2015
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$18,079	$18,079
Total	$-	$-	$18,079	$18,079

	At September 30, 2015
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$16,770	$16,770
Real estate owned	-	869	-	869
Total	$-	$869	$16,770	$17,639

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At December 31, 2015
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$18,079	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	10% discount

	At September 30, 2015
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$16,770	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	10% discount
Real estate owned	$869	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	10% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

			Fair Value Measurements at
			December 31, 2015
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$5,751	$5,751	$5,751	$-	$-
Investment and mortgage-backed
securities available for sale	118,275	118,275	43	118,232	-
Investment and mortgage-backed securities held to maturity	55,789	55,732	-	55,732	-
Loans receivable, net	321,865	318,681	-	-	318,681
Accrued interest receivable	1,863	1,863	1,863	-	-
Federal Home Loan Bank stock	1,644	1,644	1,644	-	-
Bank owned life insurance	12,806	12,806	12,806	-	-

Liabilities:
Checking accounts	40,428	40,428	40,428	-	-
Money market deposit accounts	59,855	59,855	59,855	-	-
Passbook, club and statement savings accounts	71,000	71,000	71,000	-	-
Certificates of deposit	199,323	201,917	-	-	214,749
Advances from Federal Home
Loan Bank	31,889	31,636	-	-	31,636
Accrued interest payable	57	57	57	-	-
Advances from borrowers for taxes and
insurance	2,554	2,554	2,554	-	-

			Fair Value Measurements at
			September 30, 2015
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$11,272	$11,272	$11,272	$-	$-
Investment and mortgage-backed securities available for sale	77,483	77,483	59	77,424	-
Investment and mortgage-backed
securities held to maturity	66,384	66,877	-	66,877	-
Loans receivable, net	312,633	312,613	-	-	312,613
Accrued interest receivable	1,665	1,665	1,665	-	-
Federal Home Loan Bank stock	369	369	369	-	-
Bank owned life insurance	12,722	12,722	12,722	-	-

Liabilities:
Checking accounts	37,942	37,942	37,942	-	-
Money market deposit accounts	60,736	60,736	60,736	-	-
Passbook, club and statement savings accounts	70,355	70,355	70,355	-	-
Certificates of deposit	196,041	199,639	-	-	199,639
Accrued interest payable	1,291	1,291	1,291	-	-
Advances from borrowers for taxes and
insurance	1,670	1,670	1,670	-	-

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2015 (the “Form 10-K”).

Overview. Prudential Bancorp, Inc. (the “Company”) was formed by Prudential Bancorp, Inc. of Pennsylvania to become the successor holding company for Prudential Savings Bank (the “Bank”) as a result of the second-step conversion completed in October 2013. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, non-interest income (which includes impairment charges) and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy expense, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking and Securities (the “Department”). The Bank’s main office is in Philadelphia, Pennsylvania, with six additional full-service banking offices located in Philadelphia, Delaware and Bucks Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In November 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank. In March 2006, all mortgage-backed securities then owned by the Company’s predecessor were transferred to PSB Delaware, Inc. PSB Delaware, Inc.’s activities are included as part of the consolidated financial statements.

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

Management monitors its allowance for loan losses at least quarterly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends.  In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

•	Levels of past due, classified, criticized and non-accrual loans, troubled debt restructurings and loan modifications;
•	Nature and volume of loans;
•	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries and for commercial loans, the level of loans being approved with exceptions to the Bank’s lending policy;
•	Experience, ability and depth of management and staff;
•	National and local economic and business conditions, including various market segments;
•	Quality of the Company’s loan review system and the degree of Board oversight;
•	Concentrations of credit and changes in levels of such concentrations; and
•	Effect of external factors on the level of estimated credit losses in the current portfolio.

In determining the allowance for loan losses, management has established a general pooled allowance. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (the general pooled allowance) and those for criticized and classified loans. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar commercial real estate loans, construction and land development loans and multi-family loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historical loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios and external factors. Estimates are periodically measured against actual loss experience.

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

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of December 31, 2015 or September 30, 2015.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary or not in accordance with U.S. GAAP.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. In addition, the Company also considers the likelihood that the security will be required to be sold because of regulatory concerns, our internal intent not to dispose of the security prior to maturity and whether the entire cost basis of the security is expected to be recovered. In determining whether the cost basis will be recovered, management evaluates other facts and circumstances that may be indicative of an “other-than-temporary” impairment condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

In addition, certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and investment securities, both AFS and HTM, at fair value on a non-recurring basis.

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

Forward-looking Statements. In addition to historical information, this Quarterly Report on Form 10-Q includes certain "forward-looking statements" based on management's current expectations. The Company's actual results could differ materially, as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, from management's expectations. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company's control. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

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

The following discussion provides further details on the financial condition of the Company at December 31, 2015 and September 30, 2015, and the results of operations for the three months ended December 31, 2015 and 2014.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2015 AND SEPTEMBER 30, 2015

At December 31, 2015, the Company had total assets of $522.8 million, as compared to $487.2 million at September 30, 2015, an increase of 7.3%. The primary reasons for the $35.6 million increase in assets was a $40.8 million increase in available-for-sale (“AFS”) investment securities, of which $35.0 million was a part of an investment leverage strategy implemented in the first quarter of fiscal 2016, combined with a $9.2 million increase in net loans. These increases were partially offset by a reduction in cash and cash equivalents and held-to-maturity (“HTM”) investment securities of $5.5 million and $10.6 million, respectively. The reduction in cash and cash equivalents reflected the use of such funds to purchase AFS investment securities while the reduction in HTM investment securities was due to calls and principal payments.

Total liabilities increased to $406.8 million at December 31, 2015 from $370.1 million at September 30, 2015. The $36.7 million increase in total liabilities was primarily due to the $31.9 million increase in FHLB borrowings used to fund the purchase of AFS securities pursuant to the Company’s investment leverage strategy implemented during the first quarter of fiscal 2016 along with an increase in deposits of approximately $5.5 million.

Total stockholders’ equity decreased by $1.1 million to $115.9 million at December 31, 2015 from $117.0 million at September 30, 2015. The decrease was primarily due to the repurchase of common stock during the quarter pursuant to the Company’s previously announced stock repurchase program at an aggregate cost of $865,000, partially offset by net income of $413,000 less cash dividends paid during the quarter in the amount of $231,000. In addition, the Company’s tax-adjusted unrealized gain and loss on AFS investment securities declined from an unrealized net gain of $18,000 at September 30, 2015 to an unrealized net loss of $764,000 as of December 31, 2015 as a result of an increase in market rates.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

Net income. The Company recognized net income of $413,000, or $0.05 per diluted share, for the quarter ended December 31, 2015 as compared to $471,000 or $0.05 per diluted share, for the comparable period in 2014. The modestly higher net income experienced for the three month period ended December 31, 2014 as compared to the same period in 2015 was primarily due to recording a $138,000 gain on the sale of a SBA loan, partially offset by a $75,000 provision during the three month period ended December 31, 2014, both of which were not applicable to the 2015 period.

Net interest income. For the three months ended December 31, 2015, net interest income decreased $83,000 to $3.3 million as compared to the same period in fiscal 2014. The decrease reflected a $184,000 or 4.3% decrease in interest income, partially offset by a $101,000 or 11.2% decrease in interest paid on deposits and borrowings. The decrease in net interest income in the first quarter of fiscal 2016 resulted primarily from a decrease of $25.9 million in the average balance of interest-earning assets from the comparable period in fiscal 2015 partially offset by an increase of three basis points in the weighted average yield on interest-earning assets during the quarter ended December 31, 2015. During the three month period ended December 31, 2015, the Company used cash and cash equivalents to fund its stock repurchase program as well as the outflow of higher costing deposits. The weighted average yield on loans decreased 11 basis points to 3.85% for the three month period ended December 31, 2015, compared to 3.96% for the same period in 2014, primarily due to a decline in the average balance with a higher yield. The yield on investment securities decreased 12 basis points to 2.58 % for the three month period ended December 31, 2015, compared to 2.70 % for the same period in 2014, primarily due to the purchase of $35.0 million of securities bearing lower current market yields purchased towards the end of the quarter in connection with the implementation of the investment leverage strategy funded with FHLB advances. The decrease in interest expense for the quarter ended December 31, 2015 resulted primarily from an $8.5 million decrease in the average balance of total interest bearing liabilities compared to the same period in fiscal 2015 as the Company allowed the run-off of higher costing certificates of deposit. Also contributing to the decrease was an eight basis point decrease in the weighted average cost of interest-bearing liabilities to 0.84% for the three months ended December 31, 2015 as compared to the same period in 2014. The decrease reflected a reduction in rates paid on our core deposits combined with our asset-liability strategy of continuing to allow higher costing certificates of deposit to runoff at maturity. During the three months ended December 31, 2015, the Company obtained advances from the FHLB of Pittsburgh to fund purchases of AFS investment securities as part of an investment leverage strategy.

For the three months ended December 31, 2015, the net interest margin was 2.70% compared to 2.62% for the same period in fiscal 2015. The increase for the three months ended December 31, 2015 was primarily due to combination of an increase of three basis points in the yield earned on the average balance of interest-earning assets resulting from the redeployment of cash and cash equivalents into higher yielding interest-earning assets combined with the eight basis point decrease in the weighted average cost of interest-bearing liabilities.

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

	Three Months
	Ended December 31,
	2015			2014
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$69,031	$440	2.53%	$86,475	$548	2.51%
Mortgage-backed securities	83,159	551	2.63	55,159	416	2.99
Loans receivable(2)	315,045	3,060	3.85	326,175	3,257	3.96
Other interest-earning assets	11,779	5	0.17	37,082	19	0.20
Total interest-earning assets	479,014	4,056	3.36	504,891	4,240	3.33
Cash and non-interest-bearing balances	1,967			2,261
Other non-interest-earning assets	19,802			15,693
Total assets	$500,783			$522,845
Interest-bearing liabilities:
Savings accounts	$72,966	25	0.14	$73,310	57	0.31
Money market deposit and NOW accounts	97,327	50	0.20	101,156	89	0.35
Certificates of deposit	193,393	676	1.39	211,820	754	1.41
Total deposits	363,686	751	0.82	386,286	900	0.92
Advances from Federal Home Loan Bank	14,422	48	1.32	340	-	0.00
Advances from borrowers for taxes and insurance	1,786	1	0.22	1,763	1	0.23
Total interest-bearing liabilities	379,894	800	0.84	388,389	901	0.92
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	2,431			2,405
Other liabilities	963			3,788
Total liabilities	383,288			394,582
Stockholders' equity	117,495			128,263
Total liabilities and stockholders' equity	$500,783			$522,845
Net interest-earning assets	$99,120			$116,502
Net interest income; interest rate spread		$3,256	2.52%		$3,339	2.41%
Net interest margin(3)			2.70%			2.62%

Average interest-earning assets to average interest-bearing liabilities		126.09%			130.00%

________________________________

(1)	Yields and rates for the three month periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for loan losses. The allowance is maintained at a level sufficient to cover all inherent and known losses in the loan portfolio at each reporting date.  At least quarterly, management performs an analysis to identify the inherent risk of loss in the Company’s loan portfolio. This analysis includes a qualitative evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, delinquencies, and other factors.

The Company’s methodology for assessing the adequacy of the allowance establishes both specific and general pooled allocations of the allowance.  Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system.  The resulting determinations are reviewed and approved by senior management.

At December 31, 2015, the Company’s non-performing assets totaled $14.3 million or 2.8% of total assets as compared to $14.8 million or 3.0% of total assets at September 30, 2015. The decrease was primarily due to the sale of the Company’s sole OREO property during the current quarter for a gain of $58,000. Non-performing loans at December 31, 2015 consisted of five construction loans aggregating $9.3 million, 13 one-to- four family residential mortgage loans aggregating $2.0 million, one single-family residential investment property loan totaling $1.4 million and three commercial real estate loans aggregating $1.5 million. The majority of the Company’s non-performing assets relate to the Company’s largest lending relationship, which consists of eight loans aggregating $10.8 million including five construction loans aggregating $9.3 million. The relationship was classified as non-performing due to insufficient cash flow. This relationship, which consists primarily of construction loans related to residential real estate development projects, has been in a workout status for several quarters and has been classified “substandard” since June 2014. As of December 31, 2015, the complete relationship was analyzed for impairment. As of such date, the relationship was deemed to have sufficient collateral and as a result, no impairment charge was required. At December 31, 2015, the Company had ten loans aggregating $7.9 million that were classified as troubled debt restructurings (“TDRs”). As of December 31, 2015, all of the TDRs were performing in accordance with their restructured terms. Three of such loans aggregating $5.6 million as of December 31, 2015 were classified as non-performing until such time as an adequate sustained payment history under the restructured terms has been established to justify returning the loans to performing (accrual) status. The Company currently has six loans totaling approximately $2.3 million classified as TDRs which have performed in accordance with their new terms for six consecutive months and are reported as performing loans.

The allowance for loan losses totaled $2.9 million, or 0.9% of total loans and 19.9% of total non-performing loans at December 31, 2015 as compared to $2.9 million, or 0.9% of total loans and 21.3% of total non-performing loans at September 30, 2015.

At December 31, 2015, the Company had $821,000 of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of eight one-to-four family residential mortgage loans.

As of December 31, 2015, the Company had reviewed $18.1 million of loans for possible impairment of which $13.8 million was classified as substandard compared to $16.8 million reviewed for possible impairment and $12.4 million classified substandard as of September 30, 2015. The “substandard” loans as of December 31, 2015 consisted of 20 loans. We did not have any assets classified as “doubtful” or “loss” at either December 31, 2015 or September 30, 2015..

At December 31, 2015, we also had a total of five loans totaling $2.7 million that had been designated “special mention”. These loans consist of three loans extended to a single borrower and are secured by real estate. All of the loans were designated “special mention” due to concerns with regard to the borrower’s cash flow situation. At September 30, 2015, we had a total of eight loans aggregating $3.4 million designated as “special mention”.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past and real estate owned) as of December 31, 2015 and September 30, 2015. At neither date did the Company have any accruing loans 90 days or more past due that were accruing.

	December 31, 2015	September 30, 2015
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$3,416	$3,547
Commercial real estate	1,542	1,589
Construction and land development	9,317	8,796
Total non-accruing loans	14,275	13,932
Real estate owned, net: (1)	-	869
Total non-performing assets	$14,275	$14,801

Total non-performing loans as a percentage of loans, net	4.44%	4.46%
Total non-performing loans as a percentage of total assets	2.43%	3.04%
Total non-performing assets as a percentage of total assets	0.90%	0.93%

(1)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Non-interest income. With respect to the quarter ended December 31, 2015, non-interest income amounted to $274,000 as compared to $350,000 for the same quarter in fiscal 2014. The primary reason for the higher level of non-interest income in the first quarter of fiscal 2015 was the inclusion of a net gain of approximately $138,000 from the sale of a loan. The decline in non-interest income between the 2015 and 2014 periods was partially offset by a $58,000 gain recognized on the sale of an OREO property during the three months ended December 31, 2015.

Non-interest expense. For the three months ended December 31, 2015, non-interest expense decreased $30,000 to $2.9 million as compared to the same quarter in fiscal 2015. The primary reasons for the decrease in non-interest expense were decreases in salary and employee benefit expense, other real estate owned expense and other operating expense, partially offset by an increase in directors’ compensation expense, expenses related to the recognition of equity grant expense and office and occupancy expenses.

Income tax expense. We recorded income tax expense for the three months ended December 31, 2015 of $221,000, compared to income tax expense of $217,000 for the three months ended December 31, 2014. The Company recorded an effective tax rate of 34.9% for the three month period ended December 31, 2015, compared to an effective tax rate of 31.5% for the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-earning assets that provide additional liquidity. At December 31, 2015, our cash and cash equivalents amounted to $5.7 million. In addition, our AFS investment securities amounted to an aggregate of $99.7 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2015, the Company had $7.5 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process. The Company also had commitments under unused lines of credit of $5.7 million and letters of credit outstanding of $2.6 million at December 31, 2015. Certificates of deposit at December 31, 2015 maturing in one year or less totaled $88.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances. At December 31, 2015, we had $31.9 million in outstanding FHLB advances and had the ability to obtain an additional $185.9 million in FHLB advances. Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of December 31, 2015 and September 30, 2015 and compares them to current regulatory guidelines.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions

December 31, 2015:
Tier 1 capital (to average assets)
The Company	22.98%	N/A	N/A
The Bank	19.18%	4.0%	5.0%

Tier 1 common (to risk-weighted assets)
The Company	46.57%	N/A	N/A
The Bank	38.78%	4.5%	6.5%

Tier 1 capital (to risk-weighted assets)
The Company	46.78%	N/A	N/A
The Bank	39.09%	6.0%	8.0%

Total capital (to risk-weighted assets)
The Company	48.00%	N/A	N/A
The Bank	40.31%	8.0%	10.0%

September 30, 2015:
Tier 1 capital (to average assets)
Company	23.73%	N/A	N/A
Bank	19.50%	4.0%	5.0%

Tier 1 common (to risk-weighted assets)
The Company	50.63%	N/A	N/A
The Bank	41.66%	4.5%	6.5%

Tier 1 capital (to risk-weighted assets)
Company	50.63%	N/A	N/A
Bank	41.65%	4.0%	6.0%

Total capital (to risk-weighted assets)
Company	51.98%	N/A	N/A
Bank	43.00%	8.0%	10.0%

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

Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation to a larger extent than interest rates. In the current interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

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

In recent years, as a part of our asset/liability management strategy we primarily have reduced our investment in longer term fixed-rate callable agency bonds, increased our origination of hybrid adjustable-rate single-family residential mortgage loans and increased our portfolio of step-up callable agency bonds and agency issued collaterized mortgage-backed securities (“CMOs”) with short effective life. However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a low interest rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision in prior periods to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2015, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2015, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 6.3% to 31.6%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.7% to 22.3%. For savings accounts, checking accounts and money markets, the decay rates vary on an annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$3,363	$9,940	$26,424	$20,604	$113,733	$174,064
Loans receivable(3)	28,310	40,776	85,984	58,053	108,742	321,865
Other interest-earning assets(4)	5,446	-	-	-	-	5,446
Total interest-earning assets	$37,119	$50,716	$112,408	$78,657	$222,475	$501,375

Interest-bearing liabilities:
Savings accounts	$1,845	$5,753	$9,452	$9,107	$44,843	$71,000
Money market deposit and NOW accounts	3,481	10,442	10,950	13,970	59,147	97,990
Certificates of deposit	25,259	59,573	66,333	48,158	-	199,323
Advances from FHLB	851	2,570	27,177	1,291	-	31,889
Advances from borrowers for taxes and insurance	2,554	-	-	-	-	2,554
Total interest-bearing liabilities	$33,990	$78,338	$113,912	$72,526	$103,990	$402,756

Interest-earning assets less interest-bearing liabilities	$3,129	$(27,622)	$(1,504)	$6,131	$118,485	$98,619

Cumulative interest-rate sensitivity gap (5)	$3,129	$(24,493)	$(25,997)	$(19,866)	$98,619

Cumulative interest-rate gap as a percentage of total assets at December 31 , 2015	0.60%	-4.69%	-4.97%	-3.80%	18.86%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2015	109.21%	78.20%	88.51%	93.35%	124.49%

_____________________________________

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, investment securities are reflected at amortized cost.

(3)	For purposes of the gap analysis, loans receivable includes non-performing loans and is gross of the allowance for loan losses and unamortized deferred loan fees, but net of the undisbursed portion of loans-in-process.

(4)	Includes FHLB stock.

(5)	Cumulative interest-rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of December 31, 2015 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$91,882	$(39,606)	(30.12)%	20.44%	(4.89)%
200	104,300	(27,188)	(20.68)%	20.12%	(5.21)%
100	117,618	(13,870)	(10.55)%	23.77%	(1.56)%
Static	131,488	-	-	25.33%	-
(100)	136,704	5,216	3.97%	25.52%	0.19%
(200)	136,151	4,663	3.55%	25.01%	(0.32)%
(300)	138,665	7,177	5.46%	25.05%	(0.28)%

At September 30, 2015, the Company’s NPV was $131.1 million or 27.2% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $107.4 million or 24.4% of the market value of assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2015, there had not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, set forth in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operation –Exposure to Changes in Interest Rates.”

ITEM 4. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of period covered by this report, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

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

Item 1A. Risk Factors

No material changes have occurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	and (b) Not applicable

(c)	The Company’s repurchases of equity shares for the first quarter of fiscal year 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that May Yet Purchased Under Plans or Programs (1)(2)
October 1 - 31, 2015	32,000	$14.67	32,000	704,816
November 1 - 30, 2015	20,000	$14.73	20,000	684,816
December 1 - 31, 2015	28,279	$14.91	28,279	656,537
	80,279	$14.77	80,279

(1) On September 17, 2014, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up 950,000 shares of common stock, approximately 10% of the Company's then outstanding shares, starting on October 9, 2014.

(2) On July 15, 2015, the Company announced that the Board of Directors had approved a second stock repurchase program authorizing the Company to repurchase up 850,000 shares of common stock, approximately 10% of the Company's then outstanding shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description

10.1	Retirement agreement by and among Prudential Bancorp, Inc. , Prudential Bank Savings Bank and Thomas A. Vento*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

* Management contract or compensatory plan or arrangement required to be filed pursuant to this Form 10-Q pursuant to Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA

Date:	February 9, 2016	By: /s/ Joseph R. Corrato
Joseph R. Corrato
President and Chief Executive Officer

Date:	February 9, 2016	By: /s/ Jack E. Rothkopf
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer and Treasurer

