Form 10-Q
period 2016-03-31
PRUDENTIAL BANCORP, INC.
filed 2016-05-10
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of April 30, 2016, 9,544,809 shares were issued and 8,060,799 outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
	2016	2015
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$2,030	$2,150
Interest-bearing deposits	5,300	9,122

Total cash and cash equivalents	7,330	11,272

Investment and mortgage-backed securities available for sale (amortized cost— March 31, 2016, $142,048; September 30, 2015, $77,456)	143,235	77,483
Investment and mortgage-backed securities held to maturity (fair value— March 31, 2016, $45,591; September 30, 2015, $66,877)	44,488	66,384
Loans receivable—net of allowance for loan losses (March 31, 2016, $3,038; September 30, 2015, $2,930)	322,182	312,633
Accrued interest receivable	1,774	1,665
Real estate owned	-	869
Federal Home Loan Bank stock—at cost	1,851	369
Office properties and equipment—net	1,495	1,492
Bank owned life insurance	12,890	12,722
Prepaid expenses and other assets	1,848	1,325
Deferred tax assets-net	451	975
TOTAL ASSETS	$537,544	$487,189

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$2,775	$2,293
Interest-bearing	381,295	362,781
Total deposits	384,070	365,074
Advances from Federal Home Loan Bank	37,059	-
Accrued interest payable	543	1,291
Advances from borrowers for taxes and insurance	1,777	1,670
Accounts payable and accrued expenses	1,770	2,153

Total liabilities	425,219	370,188

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 9,544,809 issued and 8,060,799 outstanding at March 31, 2016 and 9,544,809 issued and 8,449,625 outstanding at September 30, 2015	95	95
Additional paid-in capital	95,213	95,286
Unearned Employee Stock Ownership Plan shares	(4,738)	(4,926)
Treasury stock, at cost: 1,484,010 shares at March 31, 2016 and 1,095,184 at	(20,756)	(14,691)
September 30, 2015
Retained earnings	41,728	41,219
Accumulated other comprehensive income	783	18

Total stockholders' equity	112,325	117,001

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$537,544	$487,189

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME:
Interest on loans	$3,166	$3,287	$6,226	$6,544
Interest on mortgage-backed securities	683	450	1,195	866
Interest and dividends on investments	509	552	988	1,100
Interest on interest-bearing assets	8	15	13	34

Total interest income	4,366	4,304	8,422	8,544

INTEREST EXPENSE:
Interest on deposits	743	871	1,495	1,772
Interest on advances from Federal Home Loan Bank	106	-	154	-

Total interest expense	849	871	1,649	1,772

NET INTEREST INCOME	3,517	3,433	6,773	6,772

PROVISION FOR LOAN LOSSES	75	300	75	375

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,442	3,133	6,698	6,397

NON-INTEREST INCOME:
Fees and other service charges	110	95	229	196
Gain on sale of loans, net	1	-	2	138
Gain on the sale of office properties	-	1,793	-	1,793
Income from bank owned life insurance	84	87	168	177
Other	14	13	84	34

Total non-interest income	209	1,988	483	2,338

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,670	2,091	3,387	3,840
Data processing	112	106	228	212
Professional services	241	344	520	620
Office occupancy	259	267	507	490
Director compensation	102	82	228	168
Deposit insurance	90	68	172	136
Real estate owned expense	-	4	2	29
Advertising	21	73	38	103
Other	301	476	610	839
Total non-interest expense	2,796	3,511	5,692	6,437

INCOME BEFORE INCOME TAXES	855	1,610	1,489	2,298

INCOME TAXES:
Current expense	80	113	397	325
Deferred expense (benefit)	227	(204)	131	(199)

Total income tax expense	307	(91)	528	126

NET INCOME	$548	$1,701	$961	$2,172

BASIC EARNINGS PER SHARE	$0.08	$0.20	$0.13	$0.25

DILUTED EARNINGS PER SHARE	$0.07	$0.18	$0.12	$0.22

DIVIDENDS PER SHARE	$0.03	$0.03	$0.06	$0.06

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(Dollars in Thousands)		(Dollars in Thousands)
Net income	$548	$1,701	$961	$2,172

Unrealized holding gains on available-for-sale securities	2,344	861	1,160	1,597
Tax effect	(797)	(293)	(395)	(543)

Total other comprehensive income	1,547	568	765	1,054

Comprehensive Income	$2,095	$2,269	$1,726	$3,226

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, OCTOBER 1, 2015	$95	$95,286	$(4,926)	$(14,691)	$41,219	$18	$117,001

Net income					961		961

Other comprehensive income						765	765

Dividends paid ($0.06 per share)					(452)		(452)

Excess tax benefit from stock compensation plans		111					111

Purchase of treasury stock (430,626 shares)				(6,705)			(6,705)

Treasury stock used for Recognition and Retention Plan (41,800 shares issued)		(640)		640			-

Stock option expense		219					219

Recognition and Retention Plan expense		160					160

ESOP shares committed to be released (17,758) shares)		77	188				265

BALANCE, MARCH 31, 2016	$95	$95,213	$(4,738)	$(20,756)	$41,728	$783	$112,325

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Stock	Earnings	(Loss) Income	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, OCTOBER 1, 2014	$95	$94,397	$(5,302)	$-	$41,188	$(953)	$129,425

Net income					2,172		2,172

Other comprehensive income						1,054	1,054

Dividends paid ($0.06 per share)					(519)		(519)

Excess tax benefit from stock compensation plans		48					48

Purchase of treasury stock (309,614 shares)				(3,790)			(3,790)

Stock option expense		99					99

Recognition and Retention Plan expense		69					69

ESOP shares committed to be released (17,756 shares)		50	188				238

BALANCE, MARCH 31, 2015	$95	$94,663	$(5,114)	$(3,790)	$42,841	$101	$128,796

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income	$961	$2,172
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	158	155
Net amortization (accretion) of premiums/discounts	66	(129)
Provision for loan losses	75	375
Net amortization of deferred loan fees and costs	106	129
Share-based compensation expense for stock options and awards	379	168
Income from bank owned life insurance	(168)	(177)
Gain from sale of loans	(2)	(138)
Gain on sale of office properties	-	(1,793)
Gain on sale of other real estate owned	(58)	-
Originations of loans held for sale	(450)	(2,400)
Proceeds from sale of loans held for sale	452	2,538
Compensation expense of ESOP	265	238
Deferred income tax expense (benefit)	131	(199)
Changes in assets and liabilities which used cash:
Accrued interest receivable	(109)	(31)
Prepaid expenses and other assets	(497)	712
Accrued interest payable	(748)	(979)
Accounts payable and accrued expenses	(383)	(229)
Net cash provided by operating activities	178	412
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(46,828)	-
Purchase of corporate bonds available for sale	(19,421)	(13,751)
Loans originated or acquired	(29,146)	(45,444)
Principal collected on loans	19,416	38,148
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	21,913	7,265
Available-for-sale	1,546	2,195
Proceeds from redemption of FHLB stock	-	871
Purchase of FHLB stock	(1,482)	-
Proceeds from sale of real estate owned	927	360
Proceeds from sale of office properties	-	1,849
Purchases of equipment	(161)	(229)
Net cash used in investing activities	(53,236)	(8,736)
FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts, and savings accounts	(2,788)	(2,457)
Net increase (decrease) in certificates of deposit	21,784	(3,093)
Proceeds from FHLB advances	38,000	-
Decrease in advances from borrowers for taxes and insurance	107	385
Repayment of FHLB advances	(941)	(210)
Cash dividends paid	(452)	(519)
Purchase of treasury stock, net	(6,705)	(3,790)
Excess tax benefit related to stock compensation plans	111	48
Net cash provided by (used in) financing activities	49,116	(9,636)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,942)	(17,960)

CASH AND CASH EQUIVALENTS—Beginning of period	11,272	45,382

CASH AND CASH EQUIVALENTS—End of period	$7,330	$27,422
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$2,397	$2,751

Income taxes paid	$350	$475

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Prudential Bancorp, Inc. (the “Company”) is a Pennsylvania corporation and the parent holding company for Prudential Saving Bank (the “Bank”). lt is a registered bank holding company.

The Bank is a community-oriented Pennsylvania-chartered savings bank headquartered in South Philadelphia. The banking office network currently consists of the headquarters and main office and five full-service branch offices. Five of the banking offices are located in Philadelphia (Philadelphia County), and one is in Drexel Hill, Delaware County, Pennsylvania. The Bank maintains ATMs at all six of the banking offices. The Bank also provides on-line and mobile banking services.

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

Basis of presentation – The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three and six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of Prudential. and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Use of Estimates in the Financial Statements—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company’s consolidated financial statements are recorded in the allowance for loan losses, deferred income taxes, other-than-temporary impairment, and the fair value measurement for financial instruments. Actual results could differ from those estimates.

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

Dividends with respect to non-vested share awards granted pursuant to the Company’s 2008 Recognition and Retention Plan (“Plan”) and held in the Trust (the “Trust”) are held for the benefit of the recipients and are paid out proportionately by the Trust to the recipients of stock awards granted pursuant to the Plan as soon as practicable after the stock awards are earned. A recipient of a share award granted under the 2014 Stock Incentive Plan is not entitled to receive any dividends declared on the common stock subject to the award until earned.

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. During the six month period ended March 31, 2016, the Company repurchased 430,626 shares at an approximate total cost of $6.7 million, in addition the Company purchased 41,000 shares at an aggregate cost of $640,000 out of treasury for the benefit of the Company’s 2014 Stock Incentive Plan.

FHLB Stock – FHLB stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration. Management concluded that the FHLB stock was not impaired at March 31, 2016.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update became effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This ASU did not have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to requirements of the applicable jurisdiction. The amendments in this Update were effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This ASU did not have a significant impact on the Company’s financial statements.

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

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. The amendments in this Update were effective on November 18, 2014. After the effective date, an acquired entity was permitted to make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This ASU did not have a significant impact on the Company’s financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which: (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. This ASU is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20). The standard provides that liabilities related to the sale of prepaid stored-value products within the scope of this Update are financial liabilities. The amendments in the Update provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606. The amendments in this Update are effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Earlier application is permitted, including adoption in an interim period. This ASU is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815). The amendments in this Update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a heading instrument under Topic 815. The standards in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. An entity has an option to apply the amendments in this ASU on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. This ASU is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815). The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For entities other than public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. This ASU is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323). The Update affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments in this update do not change the core principle of the guidance in Topic 606; they simply clarify the implementation guidance on principal versus agent considerations. The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update affect all entities that issue share-based payment awards to their employees. The standards in this Update provide simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as with equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition to those simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. This ASU is not expected to have a significant impact on the Company’s financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services in exchange for consideration. The amendments in this Update do not change the core principle for revenue recognition in Topic 606. Instead, the amendments provide (1) more detailed guidance in a few areas and (2) additional implementation guidance and examples based on feedback the FASB received from its stakeholders. The amendments are expected to reduce the degree of judgment necessary to comply with Topic 606, which the FASB expects will reduce the potential for diversity arising in practice and reduce the cost and complexity of applying the guidance. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and/or results of operations.

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2016		2015
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$548	$548	$1,701	$1,701

Weighted average shares outstanding	7,380,880	7,380,880	8,571,846	8,571,846
Effect of common stock equivalents	-	270,973	-	1,103,728
Adjusted weighted average shares used in earnings per share computation	7,380,880	7,651,853	8,571,846	9,675,574
Earnings per share - basic and diluted	$0.08	$0.07	$0.20	$0.18

	Six Months Ended March 31,
	2016		2015
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$961	$961	$2,172	$2,172

Weighted average shares outstanding	7,498,933	7,498,933	8,712,938	8,712,938
Effect of common stock equivalents	-	246,791	-	1,163,172
Adjusted weighted average shares used in earnings per share computation	7,498,933	7,745,724	8,712,938	9,876,110
Earnings per share - basic and diluted	$0.13	$0.12	$0.25	$0.22

All exercisable stock options outstanding as of March 31, 2016 and 2015 had exercise prices below the then current per share market price for the Company’s common stock and were considered dilutive for the earnings per share calculation.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive (loss) income by component, net of tax:

	Three Months Ended March 31,
	2016	2015
	(Dollars in Thousands)
	Unrealized gains (losses)	Unrealized gains (losses)
	on available for sale	on available for sale
	securities (a)	securities (a)
Beginning Balance	$(764)	$(467)
Other comprehensive income gain before reclassification	1,547	568
Total other comprehensive income	1,547	568
Ending Balance	$783	$101

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

	Six Months Ended March 31,
	2016	2015
	(Dollars in Thousands)
	Unrealized gains (losses)	Unrealized gains (losses)
	on available for sale	on available for sale
	securities (a)	securities (a)
Beginning Balance	$18	$(953)
Other comprehensive income gain before reclassification	765	1,054
Total other comprehensive income	765	1,054
Ending Balance	$783	$101

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,988	$11	$(25)	$18,974
Mortgage-backed securities - U.S. government agencies	103,653	1,060	(132)	104,581
Corporate bonds	19,401	243	-	19,644
Total debt securities available for sale	142,042	1,314	(157)	143,199

FHLMC preferred stock	6	30	-	36

Total securities available for sale	$142,048	$1,344	$(157)	$143,235

Securities Held to Maturity:
U.S. government and agency obligations	$34,102	$423	$(135)	$34,390
Mortgage-backed securities - U.S. government agencies	10,386	815	-	11,201

Total securities held to maturity	$44,488	$1,238	$(135)	$45,591

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,988	$-	$(276)	$18,712
Mortgage-backed securities - U.S. government agencies	58,462	475	(225)	58,712
Total debt securities available for sale	77,450	475	(501)	77,424

FHLMC preferred stock	6	53	-	59

Total securities available for sale	$77,456	$528	$(501)	$77,483

Securities Held to Maturity:
U.S. government and agency obligations	$54,929	$462	$(849)	$54,542
Mortgage-backed securities - U.S. government agencies	11,455	880	-	12,335

Total securities held to maturity	$66,384	$1,342	$(849)	$66,877

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at March 31, 2016:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(10)	$2,990	$(15)	$4,984	$(25)	$7,974
Mortgage-backed securities - U.S. government agencies	(41)	10,246	(91)	11,462	(132)	21,708

Total securities available for sale	(51)	13,236	(106)	16,446	(157)	29,682

Securities Held to Maturity:
U.S. government and agency obligations	(7)	5,987	(128)	13,846	(135)	19,833

Total securities held to maturity	(7)	5,987	(128)	13,846	(135)	19,833

Total	$(58)	$19,223	$(234)	$30,292	$(292)	$49,515

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

During the three and six months ended March 31, 2016 and 2015, the Company did not record any credit losses on investment securities through either earnings.

U.S. Government Agency Obligations - The Company’s investments reflected in the tables above in U.S. Government agency obligations consist of debt of the FHLB and Federal Farm Credit System (“FFCS”). These securities are typically rated AAA by one of the internationally recognized credit rating services. At March 31, 2016, U.S. Government and agency obligations in a gross unrealized loss for less than 12 months consisted of three securities. There were nine securities in a gross unrealized loss for more than 12 months at such date. The unrealized losses on these debt securities relate principally to the changes in market interest rates and are not a result of a projected shortfall of cash flows. The Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016.

U.S. Agency Issued Mortgage-Backed Securities - At March 31, 2016, there were seven securities in a gross unrealized loss for less than 12 months while there were seven securities in a gross unrealized loss for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016.

Corporate Debt Securities –The Company invested in investment grade corporate debt bonds, issued by large public Companies. At March 31, 2016, there were no securities in an unrealized loss position.

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

	March 31, 2016
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one through five years	-	-	-	-
Due after five through ten years	1,999	2,235	19,401	19,644
Due after ten years	32,103	32,155	18,988	18,974

Total	$34,102	$34,390	$38,389	$38,618

During both three and six month periods ended March 31, 2016 and 2015, no securities were sold.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	September 30,
	2016	2015
	(Dollars in Thousands)
One-to-four family residential	$248,720	$259,163
Multi-family residential	4,617	6,249
Commercial real estate	45,801	25,799
Construction and land development	36,338	38,953
Consumer	649	392

Total loans	336,125	330,556

Undisbursed portion of loans-in-process	(12,838)	(17,097)
Deferred loan costs	1,933	2,104
Allowance for loan losses	(3,038)	(2,930)

Net loans	$322,182	$312,633

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at March 31, 2016:

	One- to-four family residential	Multi-family residential	Commercial real estate	Construction and land development	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,511	43	428	773	7	276	3,038
Total ending allowance balance	$1,511	$43	$428	$773	$7	$276	$3,038

Loans:
Individually evaluated for impairment	$5,435	$343	$3,694	$9,503	$-		$18,975
Collectively evaluated for impairment	243,285	4,274	42,107	26,835	649		317,150
Total loans	$248,720	$4,617	$45,801	$36,338	$649	$-	$336,125

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

The following table presents impaired loans by class as of March 31, 2016, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$5,435	$5,435	$5,780
Multi-family residential	-	-	343	343	343
Commercial real estate	-	-	3,694	3,694	3,694
Construction and land development	-	-	9,503	9,503	9,503
Total Loans	$-	$-	$18,975	$18,975	$19,320

The following table presents impaired loans by class as of September 30, 2015, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$4,206	$4,206	$4,550
Commercial real estate	-	-	3,768	3,768	3,768
Construction and land development	-	-	8,796	8,796	8,796
Total Loans	$-	$-	$16,770	$16,770	$17,114

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended March 31, 2016
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$5,069	$20	$29
Multi-family residential	345	-	-
Commercial real estate	3,703	27	-
Construction and land development	9,410	126	-
Total Loans	$18,527	$173	$29

	Six Months Ended March 31, 2016
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$4,781	$43	$59
Multi-family residential	348	-	-
Commercial real estate	3,725	42	12
Construction and land development	9,206	252	64
Total Loans	$18,060	$337	$135

	Three Months Ended March 31, 2015
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$10,068	$124	$42
Multi-family residential	361	6	-
Commercial real estate	3,758	51	24
Construction and land development	7,743	106	64
Total Loans	$21,930	$287	$130

	Six Months Ended March 31, 2015
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$10,179	$263	$77
Multi-family residential	363	13	-
Commercial real estate	3,764	102	35
Construction and land development	7,628	210	64
Total Loans	$21,934	$588	$176

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

	March 31, 2016
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$2,355	$1,705	$1,375	$5,435
Multi-family residential	4,274	-	343	4,617
Commercial real estate	42,088	956	2,757	45,801
Construction and land development	26,834	-	9,504	36,338
Total Loans	$75,551	$2,661	$13,979	$92,191

	September 30, 2015
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$1,348	$2,107	$751	$4,206
Multi-family residential	5,898	351	-	6,249
Commercial real estate	22,005	965	2,829	25,799
Construction and land development	30,157	-	8,796	38,953
Total Loans	$59,408	$3,423	$12,376	$75,207

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

	March 31, 2016
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$243,285	$-	$243,285
Consumer	649	-	649
Total Loans	$243,934	$-	$243,934

	September 30, 2015
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$254,957	$-	$254,957
Consumer	392	-	392
Total Loans	$255,349	$-	$255,349

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following table presents the loan categories of the loan portfolio summarized by the aging categories of performing and delinquent loans and nonaccrual loans:

	March 31, 2016
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$243,804	$2,266	$2,650	$-	$2,266	$248,720	$4,145
Multi-family residential	4,617	-	-	-	-	4,617	-
Commercial real estate	43,994	1,625	182	-	272	45,801	1,535
Construction and land development	29,374	6,964	-	-	-	36,338	9,503
Consumer	540	109	-	-	109	649	-
Total Loans	$322,329	$10,964	$2,832	$-	$2,647	$336,125	$15,183

	September 30, 2015
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$255,669	$1,462	$2,032	$-	$1,462	$259,163	$3,547
Multi-family residential	6,249	-	-	-	-	6,249	-
Commercial real estate	25,114	504	181	-	504	25,799	1,589
Construction and land development	38,953	-	-	-	-	38,953	8,796
Consumer	392	-	-	-	-	392	-
Total Loans	$326,377	$1,966	$2,213	$-	$1,966	$330,556	$13,932

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

Commercial real estate loans entail significant additional credit risks compared to owner-occupied one-to-four family residential mortgage loans, as they generally involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is, in some cases, also the primary occupant, and thus may be subject to a greater extent to the effects of adverse conditions in the real estate market and in the economy in general. Commercial business loans typically involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes the Company to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. These events may adversely affect both the borrowers as well as the value of the collateral property. Such lending is additionally subject to the risk that if the estimate of construction cost proves to be inaccurate, the Company potentially will be compelled to advance additional funds. In addition, if the estimate of value proves to be inaccurate, the Company may be confronted with a project, when completed, having less value than the loan amount. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company would be able to recover the entire unpaid portion of the loan.

The following table summarizes the primary segments of the allowance for loan losses. Activity in the allowance is presented for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at December 31, 2015	$1,471	$58	$359	$757	$8	$266	$2,919
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	44	-	-	44
Provision	40	(15)	69	(28)	(1)	10	75
ALLL balance at March 31, 2016	$1,511	$43	$428	$773	$7	$276	$3,038

	Six Months Ended March 31, 2016
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2015	$1,635	$66	$231	$724	$5	$269	$2,930
Charge-offs	(11)	-	-	-	-	-	(11)
Recoveries	-	-	-	44	-	-	44
Provision	(113)	(23)	197	5	2	7	75
ALLL balance at March 31, 2016	$1,511	$43	$428	$773	$7	$276	$3,038

	Three Months Ended March 31, 2015
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at December 31, 2014	$1,492	$51	$216	$493	$5	$4	$239	$2,500
Charge-offs	(212)	-	-	-	-	-	-	(212)
Recoveries	-	-	-	-	-	-	-	-
Provision	265	-	(9)	52	(5)	-	(3)	300
ALLL balance at March 31, 2015	$1,545	$51	$207	$545	$-	$4	$236	$2,588

	Six Months Ended March 31, 2015
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2014	$1,663	$67	$122	$323	$15	$4	$231	$2,425
Charge-offs	(212)	-	-	-	-	-	-	(212)
Recoveries	-	-	-	-	-	-	-	-
Provision	94	(16)	85	222	(15)	-	5	375
ALLL balance at March 31, 2015	$1,545	$51	$207	$545	$-	$4	$236	$2,588

The Company recorded a provision for loan losses in the amount of $75,000 for both the three and six months ended March 31, 2016, compared to the $300,000 provision for the three months and $375,000 for the six months periods ended March 31, 2015.

At March 31, 2016, the Company had ten loans classified as TDRs aggregating $7.9 million, consisting of two single-family residential real estate loans which amounted to $1.6 million, one construction and land development loan totaling $3.4 million and seven commercial real estate loans which amounted to $2.9 million. Of these loans, one single-family residential real estate loan totaling $1.4 million was determined to be non-performing until management has made the decision to designate this credits as performing. Typically management will wait until a minimum of six consecutive contractual payments have been made prior to changing the designation. All TDRs, with the exception of one commercial real estate loan totaling $756,000, were classified as “substandard” as of March 31, 2016. During the three months ended March 31, 2016, two loans classified as TDR, consisting of one construction loan in the amount of $3.4 million and one commercial real estate loan in the amount of $731,000 missed payments and were considered 60-89 days past due. These two loans are a part of the Company’s largest lending relationship.

The Company did not restructure any debt during the three and six month periods ended March 31, 2016 and 2015.

6.	DEPOSITS

Deposits consist of the following major classifications:

	March 31,		September 30,
	2016		2015

	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$57,470	15.0%	$60,736	16.6%
Interest-bearing checking accounts	36,001	9.4	35,649	9.8
Non-interest bearing checking accounts	2,775	0.7	2,293	0.6
Passbook, club and statement savings	69,999	18.2	70,355	19.3
Certificates maturing in six months or less	69,843	18.2	49,857	13.7
Certificates maturing in more than six months	147,982	38.5	146,184	40.0

Total	$384,070	100.0%	$365,074	100.0%

Certificates of $250,000 and over totaled $17.2 million as of March 31, 2016 and $32.7 million as of September 30, 2015.

7.	ADVANCES

Pursuant to collateral agreement with the FHLB of Pittsburgh advances are secured by qualifying first mortgage loans.

Type	Maturity Date	Amount	Coupon	Call Date
		(Dollars in Thousands)
Fixed Rate -Advance	1-Apr-16	$3,000	0.60%	Not Applicable
Fixed Rate -Advance	4-Apr-16	3,000	0.60%	Not Applicable
Fixed Rate -Advance	17-Nov-17	10,000	1.20%	Not Applicable
Fixed Rate -Amortizing	1-Dec-17	3,505	1.16%	Not Applicable
Fixed Rate -Advance	4-Dec-17	2,000	1.15%	Not Applicable
Fixed Rate -Advance	16-Nov-18	7,500	1.40%	Not Applicable
Fixed Rate -Advance	3-Dec-18	3,000	1.54%	Not Applicable
Fixed Rate -Amortizing	18-Nov-19	5,054	1.53%	Not Applicable

		$37,059	1.21%

8.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	March 31,	September 30,
	2016	2015
Deferred tax assets:	(Dollars in Thousands)
Allowance for loan losses	$1,210	$1,185
Nonaccrual interest	96	86
Accrued vacation	37	119
Capital loss carryforward	506	534
Split dollar life insurance	19	19
Post-retirement benefits	104	126
Employee benefit plans	579	530

Total deferred tax assets	2,551	2,599
Valuation allowance	(506)	(534)
Total deferred tax assets, net of valuation allowance	2,045	2,065

Deferred tax liabilities:
Property	533	365
Unrealized gains on available for sale securities	404	10
Deferred loan fees	657	715

Total deferred tax liabilities	1,594	1,090

Net deferred tax assets	$451	$975

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be realized through a carry back to taxable income in prior years or future reversals of existing taxable temporary differences, and/or to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The valuation allowance totaled $506,000 at March 31, 2016, and $534,000 at September 30, 2015.

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

9.	STOCK COMPENSATION PLANS

The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The ESOP purchased 427,057 shares (on a converted basis) of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005. The ESOP purchased an additional 255,564 shares during December 2013 and an additional 30,100 shares at the beginning January 2014, of the Company’s common stock for an aggregate cost of approximately $3.1 million. The shares were purchased with the proceeds of loans from the Company. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants as the loans are repaid. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of March 31, 2016, the ESOP held 697,271 shares and the Company had allocated a total of 286,635 shares from the suspense account to participants. For the six months ended March 31, 2016 and 2015, the Company recognized $265,000 and $238,000, respectively, in compensation expense related to the ESOP.

The Company maintains the 2008 Recognition and Retention Plan (“2008 RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the RRP Trust purchased 213,528 shares (on a converted basis) of the Company’s common stock in the open market for approximately $2.5 million, at an average purchase price per share of $11.49 as part of the 2008 RRP. The Company made sufficient contributions to the RRP Trust to fund these purchases. As of March 31, 2016, all the shares, with exception of 6,262 shares that had been forfeited, had been awarded as part of the 2008 RRP. Shares subject to awards under the 2008 RRP generally vest at the rate of 20% per year over five years. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares can be awarded as restricted stock awards or units, of which 235,500 shares were awarded during February 2015 of which 30,500 shares had been forfeited as of March 31, 2016.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three and six months ended March 31, 2016, an aggregate of $115,000 and $243,000, respectively, was recognized in compensation expense for the 2008 RRP and the grants pursuant to the 2014 SIP. Income tax benefits of $39,000 and $83,000 were recognized for the three and six months ended March 31, 2016. During the three and six months ended March 31, 2015, $84,000 and $105,000 was recognized in compensation expense for the 2008 RRP and the grants pursuant to the 2014 SIP. An income tax benefit of $29,000 and $36,000, respectively, was recognized for the three and six months ended March 31, 2015. At March 31, 2016, approximately $2.5 million in additional compensation expense for the shares awarded which remained outstanding related to the 2008 RRP and for the 2014 SIP remained unrecognized. At March 31, 2015, approximately $3.0 million in additional compensation expense for the shares awarded related to the 2018 RRP and the 2014 SIP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the six months ended March 31, 2016 and 2015 is presented in the following tables:

	Six Months Ended March 31, 2016
	Number of Shares (1)	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2015	241,428	$11.74
Issued	-	-
Forfeited	(36,762)	11.55
Vested	(49,511)	11.47
Nonvested stock awards at the March 31, 2016	155,155	$11.87

	Six Months Ended March 31, 2015
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2014	38,055	$8.07
Issued	235,500	12.23
Forfeited	-	-
Vested	(9,578)	8.07
Nonvested stock awards at the March 31, 2015	263,977	$12.07

The Company maintains the 2008 Stock Option Plan (the “2008 Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares (on a converted basis) of common stock were approved for future issuance pursuant to the 2008 Stock Option Plan. As of March 31, 2016, all of the options had been awarded under the 2008 Option Plan. As of March 31, 2016, 442,155 options (on a converted basis) were vested under the 2008 Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 587,112 shares were awarded during February 2015, 608,737 shares pursuant to the 2014 SIP and the remainder pursuant to the 2008 Option Plan. As of March 31, 2016, the 2008 Option Plan had 7,932 forfeited shares and the 2014 SIP had 78,000 forfeited shares.

A summary of the status of the Company’s stock options under the 2008 Option Plan and the 2014 SIP as of March 31, 2016 and 2015 are presented below:

	Six Months Ended March 31, 2016
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2015	1,074,430	$11.92
Granted	-	-
Exercised	(130,535)	11.49
Forfeited	(93,939)	11.55
Outstanding at March 31, 2016	849,956	$12.03
Exercisable at March 31, 2016	347,037	$11.38

	Six Months Ended March 31, 2015
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2014	530,084	$10.86
Granted	608,737	12.23
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2015	1,138,821	$11.59
Exercisable at March 31, 2015	417,767	$11.37

The weighted average remaining contractual term was approximately 6.5 years for options outstanding as of March 31, 2016.

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

During the three and six months ended March 31, 2016, $112,000 and $248,000 was recognized in compensation expense for options granted pursuant to the 2008 Option Plan and the 2014 SIP. Ttax benefits of $13,000 and $29,000, respectively, were recognized for the three and six months ended March 31, 2016. During the three and six months ended March 31, 2015, $86,000 and $111,000, respectively, was recognized in compensation expense for options granted pursuant to the 2008 Option Plan and the 2014 SIP. Tax benefits of $9,000 and $12,000, respectively, were recognized for the three and six months ended March 31, 2015.

At March 31, 2016, there was approximately $2.1 million in additional compensation expense to be recognized for awarded options which remained outstanding and unvested at such date. The weighted average period over which this expense will be recognized is approximately 3.9 years.

10.	COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2016, the Company had $23.0 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.75% to 5.50%. At September 30, 2015, the Company had $2.5 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.25% to 5.25%. The aggregate undisbursed portion of loans-in-process amounted to $12.8 million at March 31, 2016 and $17.0 million at September 30, 2015.

The Company also had commitments under unused lines of credit of $3.4 million as of March 31, 2016 and $6.1 million as of September 30, 2015 and letters of credit outstanding of $2.9 million as of March 31, 2016 and $2.6 million as of September 30, 2015.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At March 31, 2016, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $49,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2016 and September 30, 2015, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Generally accepted accounting principles used in the United States establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

The three broad levels of hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets as of March 31, 2016 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$18,974	$-	$18,974
Mortgage-backed securities - U.S. Government agencies	-	104,581	-	104,581
Corporate bonds	-	19,644		19,644
FHLMC preferred stock	36	-	-	36
Total	$36	$143,199	$-	$143,235

Those assets as of September 30, 2015 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$18,712	$-	$18,712
Mortgage-backed securities - U.S. Government agencies	-	58,712	-	58,712
FHLMC preferred stock	59	-	-	59
Total	$59	$77,424	$-	$77,483

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparable included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value in excess of $19.0 million, as of March 31, 2016.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is generally repossessed and reclassified to foreclosed real estate and repossessed assets. These repossessed assets are carried at the lower of cost or fair value of the collateral, based on independent appraisals, less cost to sell and would be categorized as Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparable included in the appraisal, and known changes in the market and in the collateral. Thus the evaluations are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.

Summary of Non-Recurring Fair Value Measurements

	At March 31, 2016
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$18,975	$18,975
Total	$-	$-	$18,975	$18,975

	At September 30, 2015
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$16,770	$16,770
Real estate owned	-	869	-	869
Total	$-	$869	$16,770	$17,639

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At March 31, 2016
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$18,975	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	10% discount

	At September 30, 2015
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$16,770	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	10% discount
Real estate owned	$869	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	10% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

			Fair Value Measurements at
			March 31, 2016
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$7,330	$7,330	$7,330	$-	$-
Investment and mortgage-backed securities available for sale	143,235	143,235	36	143,199	-
Investment and mortgage-backed securities held to maturity	44,488	45,591	-	45,591	-
Loans receivable, net	322,182	322,200	-	-	322,200
Accrued interest receivable	1,774	1,774	1,774	-	-
Federal Home Loan Bank stock	1,851	1,851	1,851	-	-
Bank owned life insurance	12,890	12,890	12,890	-	-

Liabilities:
Checking accounts	38,776	38,776	38,776	-	-
Money market deposit accounts	57,470	57,470	57,470	-	-
Passbook, club and statement savings accounts	69,999	69,999	69,999	-	-
Certificates of deposit	217,825	220,340	-	-	220,340
Advances from Federal Home Loan Bank	37,059	37,096	-	-	37,096
Accrued interest payable	543	543	543	-	-
Advances from borrowers for taxes and insurance	1,777	1,777	1,777	-	-

			Fair Value Measurements at
			September 30, 2015
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$11,272	$11,272	$11,272	$-	$-
Investment and mortgage-backed securities available for sale	77,483	77,483	59	77,424	-
Investment and mortgage-backed securities held to maturity	66,384	66,877	-	66,877	-
Loans receivable, net	312,633	312,613	-	-	312,613
Accrued interest receivable	1,665	1,665	1,665	-	-
Federal Home Loan Bank stock	369	369	369	-	-
Bank owned life insurance	12,722	12,722	12,722	-	-

Liabilities:
Checking accounts	37,942	37,942	37,942	-	-
Money market deposit accounts	60,736	60,736	60,736	-	-
Passbook, club and statement savings accounts	70,355	70,355	70,355	-	-
Certificates of deposit	196,041	199,639	-	-	199,639
Accrued interest payable	1,291	1,291	1,291	-	-
Advances from borrowers for taxes and insurance	1,670	1,670	1,670	-	-

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

Overview. Prudential Bancorp, Inc. (the “Company”) was formed by Prudential Bancorp, Inc. of Pennsylvania to become the successor holding company for Prudential Savings Bank (the “Bank”) as a result of the second-step conversion completed in October 2013. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, non-interest income (which includes impairment charges) and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy expense, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking and Securities (the “Department”). The Bank’s main office is in Philadelphia, Pennsylvania, with five additional full-service banking offices located in Philadelphia and Delaware Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In November 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank. In March 2006, all mortgage-backed securities then owned by the Company’s predecessor were transferred to PSB Delaware, Inc. PSB Delaware, Inc.’s activities are included as part of the consolidated financial statements.

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

In determining the allowance for loan losses, management has established a general pooled allowance. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (the general pooled allowance) and those for criticized and classified loans. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar commercial real estate loans, construction and land development loans and multi-family. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historical loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios and external factors. Estimates are periodically measured against actual loss experience.

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

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of March 31, 2016 or September 30, 2015.

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

In addition, certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and investment securities, both available-for-sale (“AFS”) and held-to-maturity (“HTM”), at fair value on a non-recurring basis.

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

The following discussion provides further details on the financial condition of the Company at March 31, 2016 and September 30, 2015, and the results of operations for the three months ended December 31, 2015 and 2014.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2016 AND SEPTEMBER 30, 2015

At March 31, 2016, the Company had total assets of $537.5 million, as compared to $487.2 million at September 30, 2015, an increase of 10.3%. The increase in total assets was primarily due to the implementation of an investment leverage strategy where the Bank purchased $20.0 million of GNMA mortgage-backed securities and $15.0 million investment grade corporate bonds funded by variable-term FHLB advances. In addition the Bank increased its outstanding loan balance by $9.5 million or 3.1% to $322.2 million at March 31, 2016.

Total liabilities increased by $55.0 million to $425.2 million at March 31, 2016 from $370.2 million at September 30, 2015. Total deposits increased $19.0 million, primarily due to a $21.8 million in short-term certificate of deposits, partially offset by a decline of $3.3 million in money market accounts. During the quarter ended March 31, 2016, the Bank maintained FHLB advances of $37.1 million with variable maturities of which $35.0 million was used to fund the Bank’s investment leverage strategy mentioned above.

Total stockholders’ equity decreased by $4.7 million to $112.3 million at March 31, 2016 from $117.0 million at September 30, 2015. The decrease was primarily due to the $6.7 million expended in the acquisition of treasury stock in connection with the Company’s stock repurchase program and to a lesser degree the declaration of approximately $452,000 in cash dividends. This decrease was partially offset by $961,000 in net income during the six months ended March 31, 2016 combined with a $765,000 after-tax increase in the value of the available-for-sale securities portfolio.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2016 AND 2015

Net income. The Company recognized net income of $548,000, or $0.08 per basic share and per diluted share, for the quarter ended March 31, 2016 as compared to $1.7 million, or $0.20 per basic and $0.18 per diluted share, for the same quarter in 2015. For the six months ended March 31, 2016, the Company recognized net income of $961,000 or $0.13 per basic and $0.12 per diluted share, as compared to net income of $2.2 million, or $0.25 per basic share and $0.22 per diluted share, for the comparable period in 2015. The profitability for the three and six months ended March 31, 2016 was primarily due to the Company’s efforts in the reduction of operating expenses, whereas the same periods in 2015 was primarily due to the recognition of approximately $1.8 million in gain on the completion of the previously announced agreement sale of our Center City branch office. The Company was able to offset the federal tax impact due to the utilization of prior capital loss carryforwards available to it.

Net interest income. For the three months ended March 31, 2016, net interest income increased to $3.5 million as compared to $3.4 million for the same period in 2015. The increase reflected an $62,000 or 1.4% increase in interest income combined with a decrease of $22,000 or 2.5% in interest paid on deposits and borrowings. The increase in interest income primarily resulted from the increase of $63.7 million in the average outstanding balance of mortgage-backed securities partially resulting from the implementation a leverage strategy. The increase in interest income was partially offset by a decrease in the overall yield on interest-earning assets of 5 basis points. To partially fund the growth in earning assets and the purchase additional treasury stock, the Company increased borrowings from the FHLB. During the quarter ended March 31, 2016, the Company maintained an average balance of $32.3 million with a weighted average yield of 1.32%, an increase of $32.1 million from the same period in 2015. Total cost of funds decreased nine basis points to 0.82% at March 31, 2016, from 0.91% from the same period in 2015 due to the maturity of higher yielding certificates of deposits and the reduction in the rate paid on core deposits.

Net interest income remained stable at $6.8 million for both six months ended March 31, 2016 and 2015. Interest income decreased $121,000 to $8.4 million for the six month period ended March 31, 2016, compared to $8.5 million for the same period in 2015. This decrease was offset by a decrease in interest expense of $123,000 from the comparable period in 2015. The decrease in interest expense resulted primarily from an 8 basis point decrease to 0.83% in the weighted average rate paid on interest-bearing liabilities resulting in large part to a reduction in interest rates paid on core deposits and certificates of deposit, partially offset by an increase in the average balance outstanding of FHLB advances. A majority of these advances were used to fund the Company’s leverage strategy. The decrease in interest income resulted from a 1 basis point decrease to 3.39% in the weighted average yield earned on interest-earning assets and by an $8.6 million or 1.4% decrease to $495.1 million in the average balance of interest-earning assets for the six months ended March 31, 2016 as compared to the same period in fiscal 2015. The decrease in the weighted average yield earned was primarily reflected the reduction of yields earned on loans and mortgage-backed securities.

For the three months ended March 31, 2016, the net interest margin was 2.73% compared to 2.77% for the same period in fiscal 2015. For the six months ended March 31, 2016, the net interest margin was 2.73% as compared to 2.70% for the same period in fiscal 2015. The improvement in the net interest margin during the six month period of fiscal 2016 was primarily due to the Company’s effort in reducing the overall cost of its funds.

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

	Three Months Ended March 31,
	2016			2015

	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$60,871	$415	2.73%	$84,085	$552	2.66%
Mortgage-backed securities	120,971	777	2.58	57,240	450	3.19
Loans receivable(2)	322,133	3,166	3.94	330,341	3,287	4.04
Other interest-earning assets	7,290	8	0.44	30,326	15	0.20
Total interest-earning assets	511,265	4,366	3.43	501,992	4,304	3.48
Cash and non-interest-bearing balances	1,912			2,222
Other non-interest-earning assets	19,009			16,510
Total assets	$532,186			$520,724
Interest-bearing liabilities:
Savings accounts	$72,333	22	0.12	$73,432	53	0.29
Money market deposit and NOW accounts	94,716	46	0.19	99,612	85	0.35
Certificates of deposit	213,597	674	1.27	212,027	732	1.40
Total deposits	380,646	742	0.78	385,071	870	0.92
Advances from Federal Home Loan Bank	32,287	106	1.32	221	-	0.00
Advances from borrowers for taxes and insurance	1,998	1	0.20	2,300	1	0.18
Total interest-bearing liabilities	414,931	849	0.82	387,592	871	0.91
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	2,721			2,204
Other liabilities	427			972
Total liabilities	418,079			390,768
Stockholders' equity	114,107			129,956
Total liabilities and stockholders' equity	$532,186			$520,724
Net interest-earning assets	$96,334			$114,400
Net interest income; interest rate spread		$3,517	2.52%		$3,433	2.57%
Net interest margin(3)			2.73%			2.77%

Average interest-earning assets to average interest-bearing liabilities		123.22%			129.52%

_______________________________

(1)	Yields and rates for the three month periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.

(3) Equals net interest income divided by average interest-earning assets.

	Six Months Ended March 31,
	2016			2015

	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$64,973	$855	2.62%	$85,293	$1,100	2.59%
Mortgage-backed securities	101,962	1,328	2.60	56,338	866	3.08
Loans receivable(2)	318,570	6,226	3.90	328,235	6,544	4.00
Other interest-earning assets	9,547	13	0.27	33,741	34	0.20
Total interest-earning assets	495,052	8,422	3.39	503,607	8,544	3.40
Cash and non-interest-bearing balances	1,940			2,241
Other non-interest-earning assets	19,420			17,419
Total assets	$516,412			$523,267
Interest-bearing liabilities:
Savings accounts	$72,665	47	0.13	$74,841	110	0.29
Money market deposit and NOW accounts	93,339	96	0.21	100,392	173	0.35
Certificates of deposit	203,440	1,350	1.32	211,923	1,487	1.41
Total deposits	369,444	1,493	0.81	387,156	1,770	0.92
Advances from Federal Home Loan Bank	23,306	154	1.32	281	-	0.00
Advances from borrowers for taxes and insurance	1,892	2	0.21	2,028	2	0.20
Total interest-bearing liabilities	394,642	1,649	0.83	389,465	1,772	0.91
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	2,689			2,306
Other liabilities	3,219			2,163
Total liabilities	400,550			393,934
Stockholders' equity	115,861			129,333
Total liabilities and stockholders' equity	$516,411			$523,267
Net interest-earning assets	$100,410			$114,142
Net interest income; interest rate spread		$6,773	2.56%		$6,772	2.57%
Net interest margin(3)			2.73%			2.70%

Average interest-earning assets to average interest-bearing liabilities		125.44%			129.31%

________________________________

(1)	Yields and rates for the six month periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for loan losses. The Company established provisions for loan losses of $75,000 during the three and six months ended March 31, 2016, primarily due to the increased level of commercial real estate and construction loans outstanding. During the three and six months ended March 31, 2015, the Company established provisions for loan losses of $300,000 and $375,000, respectively, primarily due to the increase in the level of commercial real estate and construction loans outstanding as well as to the charge-offs incurred during the second quarter of fiscal 2015 combined with the classification of the entire outstanding amount of the Company’s largest loan relationship as non-performing. During the six months ended March 31, 2016, the Company recorded charge-offs totaling $11,000, along with a recovery of $44,000 during the three and six months ended March 31, 2016. The Bank’s largest lending relationship, which consists of eight loans aggregating $10.9 million, is classified as non-performing due to concerns with projected cash flows available to fund its future obligations. During the quarter, the Bank attempted to re-negotiate the payment priorities from the proceeds generated from the sales of individual units from the primary project. When the Bank and borrower did not achieved an acceptable agreement, the Bank initiated a demand for full payment. As of March 31, 2016, the complete relationship was analyzed for impairment using the standards required in Accounting Standards Codification Topic 310 (formerly FASB No. 114). The relationship was deemed to have sufficient collateral, thereby no impairment was recognized. The borrower’s primary project, the development of 169 residential lots, has received all required permits and preparation of the necessary infrastructure has commenced. The Company believes that the allowance for loan losses at March 31, 2016 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

The Company’s methodology for assessing the adequacy of the allowance establishes both specific and general pooled allocations of the allowance.  Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system.  The resulting determinations are reviewed and approved by senior management.

At March 31, 2016, the Company’s non-performing assets totaled $15.2 million or 2.8% of total assets as compared to $13.9 million or 3.0% of total assets at September 30, 2015, all of which was due to the placement on non-accrual of the entire loan relationship described above. Non-performing loans and assets at March 31, 2016 included five construction loans aggregating $9.5 million, 16 one-to four-family residential loans aggregating $2.7 million, one single-family residential investment property loan totaling $1.4 million and three commercial real estate loans aggregating $1.5 million. At March 31, 2016, the Company had ten loans aggregating $7.9 million that were classified as troubled debt restructurings (“TDRs”). Three of such loans aggregating $5.6 million as of March 31, 2016 were classified as non-performing as a result of not achieving a sufficiently long payment history, under the restructured terms, to justify returning the loans to performing (accrual) status. Two of these three loans totaling $4.2 million (which are part of the Company’s largest relationship discussed above) are 60-89 days past due resulting from the discontinuation of funding by the Company due to the re-negotiation of the project’s cash flows. The remaining eight TDRs have performed in accordance with the terms of their revised agreements. As of March 31, 2016, the Company had reviewed $19.0 million of loans for possible impairment of which $14.0 million was deemed classified as substandard compared to $16.7 million reviewed for possible impairment and $12.4 million of which was classified substandard as of September 30, 2015. At March 31, 2016, “substandard” loans consisted of 20 loans. We did not have any assets classified as “doubtful” or “loss” at either March 31, 2016 or September 30, 2015.

The allowance for loan losses totaled $3.0 million, or 0.9% of total loans and 18.9% of total non-performing loans at March 31, 2016 as compared to $2.9 million, or 0.9% of total loans and 21.0% of total non-performing loans at September 30, 2015.

At March 31, 2016, the Company had $2.8 million of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of 14 one-to-four family loans totaling $2.6 million, two commercial real estate loans totaling $272,000 and two consumer loans totaling $109,000.

At March 31, 2016, we also had a total of five loans totaling $2.7 million that had been designated “special mention”. These loans consist of three loans extended to a single borrower and are secured by real estate. All of the loans were designated “special mention” due to concerns with regard to the borrower’s cash flow situation. At September 30, 2015, we had a total of eight loans aggregating $3.4 million designated as “special mention”.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past and real estate owned) as of December 31, 2015 and September 30, 2015. At neither date did the Company have any accruing loans 90 days or more past due that were accruing.

	March 31, 2016	September 30, 2015
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$4,145	$3,547
Commercial real estate	1,535	1,589
Construction and land development	9,503	8,796
Total non-accruing loans	15,184	13,932
Real estate owned, net: (1)	-	869
Total non-performing assets	$15,184	$14,801

Total non-performing loans as a percentage of loans, net	4.71%	4.46%
Total non-performing loans as a percentage of total assets	2.82%	3.04%
Total non-performing assets as a percentage of total assets	2.82%	3.04%

(1)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Non-interest income. Non-interest income amounted to $209,000 and $483,000 for the three and six month periods ended March 31, 2016, compared to $2.0 million and $2.3 million, respectively, for the comparable periods in 2015. The primary variance between 2016 and 2015 was attributed to the $1.8 million gain on the sale of our Center City branch office as well as the recognition of a $138,000 gain on the sale of a loan originated through the Small Business Administration program. By comparison, during the three and six month periods ended March 31, 2016, the Company recorded increased service charges and other income.

Non-interest expense. For the three and six month periods ended March 31, 2016, non-interest expense decreased $715,000 or 20.4% and $745,000 or 11.6%, respectively, compared to the same periods in the prior year. The primary reasons for the decreases for the three and six month periods ended March 31, 2016 were decreases in salaries and employee benefits (primarily reduction in the expense of Equity benefits), professional services, office occupancy, advertising and other operating expenses. The reduction in operating expenses were a direct result of a comprehensive expense reduction plan announced at the beginning of the fiscal year.

Income tax expense. For the three month period ended March 31, 2015, the Company recorded a tax expense of $307,000, compared to a $91,000 tax benefit for the same period in 2015. For the six month period ended March 31, 2016, the Company recorded income tax expense of $528,000 as compared to $126,000 for the same period in 2015. The Company’s tax obligation for both three and six month periods in fiscal 2015 was greatly reduced due its ability to utilize its prior period capital loss carryforwards to offset the entire amount of the gain it recorded relating to the sale of its Center City branch office.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-earning assets that provide additional liquidity. At March 31, 2016, our cash and cash equivalents amounted to $7.3 million. In addition, our AFS investment securities amounted to an aggregate of $143.2 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2016, the Company had $23.1 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process. The Company also had commitments under unused lines of credit of $3.3 million and letters of credit outstanding of $2.8 million at March 31, 2016. Certificates of deposit as of March 31, 2016 that are maturing in one year or less totaled $131.4 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances. At March 31, 2016, we had $37.1 million in outstanding FHLB advances and had the ability to obtain an additional $157.7 million in FHLB advances. Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of March 31, 2016 and September 30, 2015 and compares them to current regulatory guidelines.

				To Be
				Well Capitalized
		Required for		Under Prompt
		Capital Adequacy		Corrective Action
	Actual Ratio	Purposes		Provisions

March 31, 2016:
Tier 1 capital (to average assets)
The Company	20.76%	N/A		N/A
The Bank	18.28%	4.0%		5.0%

Tier 1 common (to risk-weighted assets)
The Company	42.36%	N/A		N/A
The Bank	37.38%	5.1	%(a)	6.5%

Tier 1 capital (to risk-weighted assets)
The Company	42.07%	N/A		N/A
The Bank	37.09%	6.6	%(a)	8.0%

Total capital (to risk-weighted assets)
The Company	43.25%	N/A		N/A
The Bank	38.27%	8.6	%(a)	10.0%

September 30, 2015:
Tier 1 capital (to average assets)
Company	23.73%	N/A		N/A
Bank	19.50%	4.0%		5.0%

Tier 1 common (to risk-weighted assets)
The Company	50.63%	N/A		N/A
The Bank	41.66%	4.5%		6.5%

Tier 1 capital (to risk-weighted assets)
Company	50.63%	N/A		N/A
Bank	41.65%	4.0%		6.0%

Total capital (to risk-weighted assets)
Company	51.98%	N/A		N/A
Bank	43.00%	8.0%		10.0%

(a) Includes initial phase-in of capital conservation buffer.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2016, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2016, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 5.9% to 31.6%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.7% to 21.5%. For savings accounts, checking accounts and money markets, the decay rates vary on an annual basis over a ten year period.

	3 Months	More than 3 Months	More than 1 Year	More than 3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$6,943	$13,336	$34,337	$24,494	$108,613	$187,723
Loans receivable(3)	29,713	44,881	95,389	57,599	94,600	322,182
Other interest-earning assets(4)	5,300	1,851	-	-	-	7,151
Total interest-earning assets	$41,956	$60,068	$129,726	$82,093	$203,213	$517,056

Interest-bearing liabilities:
Savings accounts	$1,994	$5,647	$9,299	$8,962	$44,097	$69,999
Money market deposit and NOW accounts	3,334	10,002	16,541	5,340	61,029	96,246
Certificates of deposit	35,622	95,786	61,359	25,058	-	217,825
Advances from FHLB	6,788	2,381	26,950	940	-	37,059
Advances from borrowers for taxes and insurance	1,777	-	-	-	-	1,777
Total interest-bearing liabilities	$49,515	$113,816	$114,149	$40,300	$105,126	$422,906

Interest-earning assets less interest-bearing liabilities	$(7,559)	$(53,748)	$15,577	$41,793	$98,087	$94,150

Cumulative interest-rate sensitivity gap (5)	$(7,559)	$(61,307)	$(45,730)	$(3,937)	$94,150

Cumulative interest-rate gap as a percentage of total assets at March 31 , 2016	-1.41%	-11.41%	-8.51%	-0.73%	17.51%

Cumulative interest-earning assets as a percentage of cumulative interest- bearing liabilities at March 31, 2016	84.73%	62.46%	83.52%	98.76%	122.26%

_____________________________________

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, investment securities are reflected at amortized cost.

(3)	For purposes of the gap analysis, loans receivable includes non-performing loans and is gross of the allowance for loan losses and unamortized deferred loan fees, but net of the undisbursed portion of loans-in-process.

(4)	Includes FHLB stock.

(5)	Cumulative interest-rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of March 31, 2016 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$83,254	$(43,164)	(34.14)%	17.86%	(5.68)%
200	97,039	(29,379)	(23.24)%	19.86%	(3.68)%
100	111,832	(14,586)	(11.54)%	21.81%	(1.73)%
Static	126,418	-	-	23.54%	-
(100)	129,346	2,928	2.32%	23.50%	(0.04)%
(200)	131,269	4,851	3.84%	23.44%	(0.10)%
(300)	139,333	12,915	10.22%	24.45%	0.91%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2016, there had not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, set forth in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operation –Exposure to Changes in Interest Rates.”

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

PART II

Item 1. Legal Proceedings

On March 31, 2016, Island View Properties, Inc., trading as Island View Crossing II, LP, and Renato J. Gualtieri (collectively, the “Gualtieri Parties”) filed suit in the Court of Common Pleas, Philadelphia, Pennsylvania, against Prudential Savings Bank (the “Bank”) seeking damages in an amount in excess of $27.0 million. The lawsuit asserts allegations related to a loan (the “Loan”) granted thereby to the Gualtieri Parties to develop a 169-unit townhouse and condominium project located in Bristol Borough in Bucks County, Pennsylvania (the “Island View Project”). The Gualtieri Parties allege that the Bank attempted to force the Gualtieri Parties to accept numerous and substantive changes to the Loan and in connection therewith, claim that the Bank, among other things, also (i) refused to honor a commitment to refinance or purchase a loan extended to the Gualtieri Parties by Lava Funding, LLC in accordance with the terms thereof; (ii) delayed and/or refused to advance funds under the terms of the Loan; (iii) refused to release escrowed funds; and (iv) threatened to foreclose on the Island View Project. The Gualtieri Parties allege the Bank, among other things, breached its obligations under the terms of the Loan and its duty of good faith and fair dealing.

Since the case is in its early stages and discovery has not commenced, no prediction can be made as to the outcome thereof. However, the Bank believes that it has meritorious defenses and it intends to vigorously defend the case. On May 2, 2016, the Bank filed a motion with the court seeking to dismiss the majority of claims asserted.

In a related case, on March 2, 2016, Lava Funding, LLC (“Lava”) filed suit in the Court of Common Pleas, Philadelphia, Pennsylvania against the Bank, Francesco Gualtieri, Renato Gualtieri and Island View Crossing II, LP. (“Island View Crossing”) seeking damages, with respect to the Bank, where it asserted that the Bank refused to honor an agreement allegedly made by the Bank in November 2014 in connection with the issuance of a one-year term loan (“Term Loan”) in the amount of $625,000 being made to Island View Crossing and Francesco Gualtieri related to the aforementioned Island View Project. Lava asserts that the Bank agreed to refinance, prior to maturity, the Term Loan. Francesco and Renato Gualtieri guaranteed the Term Loan personally.

This case is also in its early stages and discovery has not commenced. The Bank believes it has meritorious defenses and intends to vigorously defend the case. However, no prediction can be made as to the outcome of the claim against the Bank.

Item 1A. Risk Factors

As of March 31, 2016, no material changes have occurred to the risk factors of the Company as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	and (b) Not applicable

(c)	The Company’s repurchases of equity shares for the second quarter of fiscal year 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Purchased Under Plans or Programs (1)
January 1 - 31, 2016	240,134	$14.97	240,134	384,403
February 1 - 29, 2016	123,492	$15.28	123,492	260,911
March 1 - 31, 2016	49,389	$15.29	49,389	211,522
	413,015	$15.10	413,015

(1) On July 15, 2015, the Company announced that the Board of Directors had approved a second stock repurchase program authorizing the Company to repurchase up 850,000 shares of common stock, approximately 10% of the Company's then outstanding shares.

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

PRUDENTIAL BANCORP, INC. OF PENNSYLVANIA
Date:	May 10, 2016	By:	/s/ Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Date:	May 10, 2016	By:	/s/ Jack E. Rothkopf
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer and Treasurer

