Form 10-Q
period 2016-06-30
PRUDENTIAL BANCORP, INC.
filed 2016-08-09
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of July 31, 2016, 9,544,809 shares were issued and 8,045,544 were outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	September 30,
	2016	2015
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$2,180	$2,150
Interest-bearing deposits	36,392	9,122

Total cash and cash equivalents	38,572	11,272

Investment and mortgage-backed securities available for sale (amortized cost— June 30, 2016, $136,913; September 30, 2015, $77,456)	138,683	77,483
Investment and mortgage-backed securities held to maturity (fair value— June 30, 2016, $16,793; September 30, 2015, $66,877)	15,488	66,384
Loans receivable—net of allowance for loan losses (June 30, 2016, $3,269; September 30, 2015, $2,930)	342,459	312,633
Accrued interest receivable	1,763	1,665
Real estate owned	207	869
Federal Home Loan Bank stock—at cost	2,387	369
Office properties and equipment—net	1,419	1,492
Bank owned life insurance	12,973	12,722
Prepaid expenses and other assets	1,863	1,325
Deferred tax assets-net	476	975
TOTAL ASSETS	$556,290	$487,189

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$2,832	$2,293
Interest-bearing	383,808	362,781
Total deposits	386,640	365,074
Advances from Federal Home Loan Bank	50,227	-
Accrued interest payable	1,015	1,291
Advances from borrowers for taxes and insurance	2,769	1,670
Accounts payable and accrued expenses	2,573	2,153

Total liabilities	443,224	370,188

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 9,544,809 issued and 8,060,799 outstanding at June 30, 2016 and 9,544,809 issued and 8,449,625 outstanding at September 30, 2015	95	95
Additional paid-in capital	95,433	95,286
Unearned Employee Stock Ownership Plan shares	(4,644)	(4,926)
Treasury stock, at cost: 1,499,265 shares at June 30, 2016 and 1,095,184 at September 30, 2015	(21,013)	(14,691)
Retained earnings	42,263	41,219
Accumulated other comprehensive income	932	18

Total stockholders’ equity	113,066	117,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$556,290	$487,189

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME:
Interest on loans	$3,263	$3,085	$9,489	$9,629
Interest on mortgage-backed securities	673	465	1,868	1,331
Interest and dividends on investments	529	487	1,517	1,587
Interest on interest-bearing assets	9	18	22	52

Total interest income	4,474	4,055	12,896	12,599

INTEREST EXPENSE:
Interest on deposits	682	851	2,177	2,623
Interest on advances from Federal Home Loan Bank	142	-	296	-

Total interest expense	824	851	2,473	2,623

NET INTEREST INCOME	3,650	3,204	10,423	9,976

PROVISION FOR LOAN LOSSES	150	210	225	585

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,500	2,994	10,198	9,391

NON-INTEREST INCOME:
Fees and other service charges	142	87	371	283
Gain on sale of loans, net	-	-	2	138
Gain on the sale of office properties	-	231	-	2,024
Gain on sale of investment securities (AFS)	161	-	161	-
Income from bank owned life insurance	83	84	251	261
Other	14	43	98	77

Total non-interest income	400	445	883	2,783

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,684	2,157	5,071	5,997
Data processing	112	97	340	309
Professional services	230	303	750	923
Office occupancy	246	279	753	769
Director compensation	123	107	351	275
Deposit insurance	134	95	306	231
Advertising	17	37	55	140
Other	269	357	881	1,225
Total non-interest expense	2,815	3,432	8,507	9,869

INCOME BEFORE INCOME TAXES	1,085	7	2,574	2,305

INCOME TAXES:
Current expense	308	(46)	807	279
Deferred expense (benefit)	-	6	29	(193)

Total income tax expense (benefit)	308	(40)	836	86

NET INCOME	$777	$47	$1,738	$2,219

BASIC EARNINGS PER SHARE	$0.10	$0.01	$0.23	$0.26

DILUTED EARNINGS PER SHARE	$0.10	$0.01	$0.23	$0.26

DIVIDENDS PER SHARE	$0.03	$0.18	$0.09	$0.24

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)		(Dollars in Thousands)
Net income	$777	$47	$1,738	$2,219

Unrealized holding gains (losses) on available-for-sale securities	744	(1,145)	1,897	452
Tax effect	(257)	389	(645)	(154)
Reclassification adjustment for net gain on sale of securities realized in net income	(161)	-	(161)	-
Tax effect	55	-	55	-
Unrealized holding loss on interest rate swaps	(351)	-	(351)	-
Tax effect	119	-	119	-

Total other comprehensive income (loss)	149	(756)	914	298

Comprehensive Income (loss)	$926	$(709)	$2,652	$2,517

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, OCTOBER 1, 2015	$95	$95,286	$(4,926)	$(14,691)	$41,219	$18	$117,001

Net income					1,738		1,738

Other comprehensive income						914	914

Dividends paid ($0.09 per share)					(694)		(694)

Excess tax benefit from stock compensation plans		156					156

Issuance of treasury stock (74,665 shares)				862			862

Purchase of treasury stock (520,546 shares)				(7,824)			(7,824)

Treasury stock used for Recognition and Retention Plan (41,800 shares issued)		(640)		640			-

Stock option expense		278					278

Recognition and Retention Plan expense		251					251

ESOP shares committed to be released (26,649) shares)		102	282				384

BALANCE, JUNE 30, 2016	$95	$95,433	$(4,644)	$(21,013)	$42,263	$932	$113,066

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Stock	Earnings	(Loss) Income	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, OCTOBER 1, 2014	$95	$94,397	$(5,302)	$-	$41,188	$(953)	$129,425

Net income					2,219		2,219

Other comprehensive income						298	298

Dividends paid ($0.24 per share)					(2,111)		(2,111)

Excess tax benefit from stock compensation plans		118					118

Purchase of treasury stock (694,871 shares)				(8,853)			(8,853)

Stock option expense		241					241

Recognition and Retention Plan expense		173					173

ESOP shares committed to be released (26,638 shares)		201	282				483

BALANCE, JUNE 30, 2015	$95	$95,130	$(5,020)	$(8,853)	$41,296	$(655)	$121,993

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income	$1,738	$2,219
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	242	239
Net amortization (accretion) of premiums/discounts	11	(192)
Provision for loan losses	225	585
Net amortization of deferred loan fees and costs	172	187
Share-based compensation expense for stock options and awards	529	414
Income from bank owned life insurance	(251)	(261)
Gain from sale of loans	(2)	(138)
Gain on sale of office properties	-	(2,024)
Gain on sale of other real estate owned	(58)	-
Gain on sale of investments	(161)	-
Originations of loans held for sale	(450)	(2,400)
Proceeds from sale of loans held for sale	452	2,538
Compensation expense of ESOP	384	483
Deferred income tax expense (benefit)	29	(193)
Changes in assets and liabilities which used cash:
Accrued interest receivable	(98)	32
Prepaid expenses and other assets	(898)	532
Accrued interest payable	(276)	(547)
Accounts payable and accrued expenses	420	(41)
Net cash provided by operating activities	2,008	1,433
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(67,815)	-
Purchase of corporate bonds available for sale	(20,466)	(22,837)
Loans originated or acquired	(59,918)	(53,139)
Principal collected on loans	29,488	55,943
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	50,962	10,875
Available-for-sale	3,748	4,268
Proceeds from sale of investments and mortgage-backed securities AFS	25,161	-
Proceeds from redemption of FHLB stock	-	852
Purchase of FHLB stock	(2,018)	-
Proceeds from sale of real estate owned	927	360
Proceeds from sale of office properties	-	2,114
Purchases of equipment	(169)	(400)
Net cash used in investing activities	(40,100)	(1,964)
FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts, and savings accounts	(4,411)	(5,738)
Net increase (decrease) in certificates of deposit	25,977	(9,184)
Proceeds from FHLB advances	51,999	-
Repayment of FHLB advances	(1,772)	(340)
Increase in advances from borrowers for taxes and insurance	1,099	1,562
Cash dividends paid	(694)	(2,111)
Issuance of treasury stock	1,502	-
Purchase of treasury stock	(8,464)	(8,853)
Excess tax benefit related to stock compensation plans	156	118
Net cash provided by (used in) financing activities	65,392	(24,546)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,300	(25,077)

CASH AND CASH EQUIVALENTS—Beginning of period	11,272	45,382

CASH AND CASH EQUIVALENTS—End of period	$38,572	$20,305
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$2,749	$3,170

Income taxes paid	$450	$475
SUPPLE,EMTAL DISCLOSURE OF NONCASH ITEMS:
Real estate acquired im settlement of loans	$207	$-

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Prudential Bancorp, Inc. (the “Company”) is a Pennsylvania corporation and the parent holding company for Prudential Saving Bank (the “Bank”). The Company is a registered bank holding company.

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

On June 2, 2016, the Company announced the entering into of a definitive merger agreement with Polonia Bancorp, Inc. (“Polonia”); pending receipt of the necessary shareholder and regulatory approvals, Polonia will merge with and into the Company, and Polonia Bank, Polonia’s wholly owned subsidiary, will merge with and into the Bank.

Basis of presentation – The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three and nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. During the nine month period ended June 30, 2016, the Company repurchased 520,546 shares at an approximate total cost of $7.8 million and issued 74,665 shares for approximately cash received of $862,000. In addition, the Company purchased 41,800 shares at an aggregate cost of $640,000 out of treasury for the benefit of the Company’s 2014 Stock Incentive Plan to fund the issuance of vesting restricted stock awards.

FHLB Stock – FHLB stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration. Management concluded that the FHLB stock was not impaired at June 30, 2016.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective, as a result of ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this Update require that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which: (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the adoption of the standard will have on the Company’s financial position or results of operations.

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

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323). The Update affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivative and Hedging (Topic 815), which rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016, Emerging Issues Task Force meeting. This ASU did not have a significant impact on the Company’s financial statements

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which among other things clarifies the objective of the collectability criterion in Topic 606, as well as certain narrow aspects of Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. This ASU is not expected to have a significant impact on the Company’s financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$777	$777	$47	$47

Weighted average shares outstanding	7,330,386	7,330,386	8,195,086	8,195,086
Effect of common stock equivalents	-	200,986	-	165,431
Adjusted weighted average shares used in earnings per share computation	7,330,386	7,531,372	8,195,086	8,360,517
Earnings per share - basic and diluted	$0.10	$0.10	$0.01	$0.01

	Nine Months Ended June 30,
	2016		2015
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$1,738	$1,738	$2,219	$2,219

Weighted average shares outstanding	7,442,956	7,442,956	8,539,207	8,539,207
Effect of common stock equivalents	-	210,125	-	158,303
Adjusted weighted average shares used in earnings per share computation	7,442,956	7,653,081	8,539,207	8,697,510
Earnings per share - basic and diluted	$0.23	$0.23	$0.26	$0.26

All exercisable stock options outstanding as of June 30, 2016 and 2015 had exercise prices below the then current per share market price for the Company’s common stock and were considered dilutive for the earnings per share calculation.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive (loss) income by component, net of tax:

	Three Months Ended June 30,
	2016	2015
	(Dollars in Thousands)
	Unrealized gains (losses)	Unrealized gains (losses)
	on available for sale	on available for sale
	securities (a)	securities (a)
Beginning Balance	$783	$101
Other comprehensive income (loss) before reclassification	255	(756)
Amount reclassified from accumulated other comprehensive income (loss)	(106)	-
Total other comprehensive income (loss)	149	(756)
Ending Balance	$932	$(655)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

	Nine Months Ended June 30,
	2016	2015
	(Dollars in Thousands)
	Unrealized gains (losses)	Unrealized gains (losses)
	on available for sale	on available for sale
	securities (a)	securities (a)
Beginning Balance	$18	$(953)
Other comprehensive income before reclassification	$1,020	-
Amount reclassified from accumulated other comprehensive income	(106)	298
Total other comprehensive income	914	298
Ending Balance	$932	$(655)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

Three Months Ended June 30,
	2016	2015
	Amount Reclassified	Amount Reclassified
	from Accumulated	from Accumulated	Affected Line Item in
	Other	Other	the Statement Where
	Comprehensive	Comprehensive	Net Income is
Details about other comprehensive income	Income (a)	Income (a)	Presented

Unrealized gains on available for sale securities
	$161	$-	Gain on sale of securities available for sale
	(55)	-	Income taxes
	$106	$-	Net of tax

(a) Amounts in parentheses indicate debits to net income

Nine Months Ended June 30,
	2016	2015
	Amount Reclassified	Amount Reclassified
	from Accumulated	from Accumulated	Affected Line Item in
	Other	Other	the Statement Where
	Comprehensive	Comprehensive	Net Income is
Details about other comprehensive income	Income (a)	Income (a)	Presented

Unrealized gains on available for sale securities
	$161	$-	Gain on sale of securities available for sale
	(55)	-	Income taxes
	$106	$-	Net of tax

(a) Amounts in parentheses indicate debits to net income

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$25,985	$63	$-	$26,048
Mortgage-backed securities - U.S. government agencies	90,489	1,124	(81)	91,532
Corporate bonds	20,433	621	-	21,054
Total debt securities available for sale	136,907	1,808	(81)	138,634

FHLMC preferred stock	6	43	-	49

Total securities available for sale	$136,913	$1,851	$(81)	$138,683

Securities Held to Maturity:
U.S. government and agency obligations	$5,644	$441	$-	$6,085
Mortgage-backed securities - U.S. government agencies	9,844	864	-	10,708

Total securities held to maturity	$15,488	$1,305	$-	$16,793

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,988	$-	$(276)	$18,712
Mortgage-backed securities - U.S. government agencies	58,462	475	(225)	58,712
Total debt securities available for sale	77,450	475	(501)	77,424

FHLMC preferred stock	6	53	-	59

Total securities available for sale	$77,456	$528	$(501)	$77,483

Securities Held to Maturity:
U.S. government and agency obligations	$54,929	$462	$(849)	$54,542
Mortgage-backed securities - U.S. government agencies	11,455	880	-	12,335

Total securities held to maturity	$66,384	$1,342	$(849)	$66,877

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at June 30, 2016:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
Mortgage-backed securities - U.S.government agencies	$(3)	$1,113	$(78)	$11,535	$(81)	$12,648

Total	$(3)	$1,113	$(78)	$11,535	$(81)	$12,648

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

For both the three and nine months ended June 30, 2016 and 2015, the Company did not record any credit losses on investment securities through earnings.

U.S. Agency Issued Mortgage-Backed Securities - At June 30, 2016, there were three securities in a gross unrealized loss for less than 12 months while there were seven securities in a gross unrealized loss for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016.

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

	June 30, 2016
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due after one through five years	$1,999	$2,215	$1,056	$1,077
Due after five through ten years	645	645	21,377	21,977
Due after ten years	3,000	3,225	23,985	24,048

Total	$5,644	$6,085	$46,418	$47,102

During both three and nine month periods ended June 30, 2016, the Company sold five mortgage-back securities with an aggregate amortized cost of $14.2 million and recognized an aggregate gain of $153,000 (pre-tax). Also, during the same periods the Company had an aggregate of $11.0 million of agency securities called at a price higher than the aggregated amortized cost and recorded a gain of $8,000. No securities were sold during both the 2015 periods.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30,	September 30,
	2016	2015
	(Dollars in Thousands)
One-to-four family residential	$242,616	$259,163
Multi-family residential	6,422	6,249
Commercial real estate	68,573	25,799
Construction and land development	34,020	38,953
Consumer	754	392

Total loans	352,385	330,556

Undisbursed portion of loans-in-process	(8,443)	(17,097)
Deferred loan costs	1,786	2,104
Allowance for loan losses	(3,269)	(2,930)

Net loans	$342,459	$312,633

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at June 30, 2016:

	One- to-four family residential	Multi-family residential	Commercial real estate	Construction and land development	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,445	62	664	777	9	312	3,269
Total ending allowance balance	$1,445	$62	$664	$777	$9	$312	$3,269

Loans:
Individually evaluated for impairment	$5,569	$339	$3,496	$10,113	$-		$19,517
Collectively evaluated for impairment	237,047	6,083	65,077	23,907	754		332,868
Total loans	$242,616	$6,422	$68,573	$34,020	$754		$352,385

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at September 30, 2015:

	One- to-four family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,635	66	231	724	-	5	269	2,930
Total ending allowance balance	$1,635	$66	$231	$724	$-	$5	$269	$2,930

Loans:
Individually evaluated for impairment	$4,206	$-	$3,768	$8,796	$-	$-		$16,770
Collectively evaluated for impairment	254,957	6,249	22,031	30,157	-	392		313,786
Total loans	$259,163	$6,249	$25,799	$38,953	$-	$392		$330,556

The loan portfolio is segmented at a level that allows management to monitor both risk and performance. Management evaluates for potential impairment all construction loans, commercial real estate and commercial business loans and all loans more than 90 days delinquent as to principal and/or interest. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect in full the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The following table presents impaired loans by class as of June 30, 2016, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$5,569	$5,569	$5,914
Multi-family residential	-	-	339	339	339
Commercial real estate	-	-	3,496	3,496	3,496
Construction and land development	-	-	10,113	10,113	10,113
Total Loans	$-	$-	$19,517	$19,517	$19,862

The following table presents impaired loans by class as of September 30, 2015, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$4,206	$4,206	$4,550
Commercial real estate	-	-	3,768	3,768	3,768
Construction and land development	-	-	8,796	8,796	8,796
Total Loans	$-	$-	$16,770	$16,770	$17,114

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended June 30, 2016
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$5,052	$14	$30
Multi-family residential	341	6	-
Commercial real estate	3,595	35	-
Construction and land development	9,808	-	-
Total Loans	$18,796	$55	$30

	Nine Months Ended June 30, 2016
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$4,978	$89	$78
Multi-family residential	346	18	-
Commercial real estate	3,667	74	12
Construction and land development	9,432	-	62
Total Loans	$18,423	$181	$152

	Three Months Ended June 30, 2015
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$9,222	$115	$42
Multi-family residential	357	6	-
Commercial real estate	3,832	54	24
Construction and land development	7,977	109	65
Total Loans	$21,388	$284	$131

	Nine Months Ended June 30, 2015
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$9,865	$378	$119
Multi-family residential	361	19	-
Commercial real estate	3,801	157	58
Construction and land development	7,728	318	129
Total Loans	$21,755	$872	$306

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

	June 30, 2016
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$2,655	$1,693	$1,221	$5,569
Multi-family residential	6,084	-	338	6,422
Commercial real estate	64,884	949	2,740	68,573
Construction and land development	23,907	-	10,113	34,020
Total Loans	$97,530	$2,642	$14,412	$114,584

	September 30, 2015
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$1,348	$2,107	$751	$4,206
Multi-family residential	5,898	351	-	6,249
Commercial real estate	22,005	965	2,829	25,799
Construction and land development	30,157	-	8,796	38,953
Total Loans	$59,408	$3,423	$12,376	$75,207

The Company evaluates the classification of one-to-four family residential and consumer loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular single-family residential loan, the loan is downgraded following the above definitions of special mention, substandard, doubtful and loss.

The following table represents loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status. Non-performing loans that would be included in the table are those loans greater than 90 days past due as to principal and/or interest that do not have a designated risk rating.

	June 30, 2016
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$237,047	$-	$237,047
Consumer	754	-	754
Total Loans	$237,801	$-	$237,801

	September 30, 2015
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$254,957	$-	$254,957
Consumer	392	-	392
Total Loans	$255,349	$-	$255,349

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following table presents the loan categories of the loan portfolio summarized by the aging categories of performing and delinquent loans and nonaccrual loans:

	June 30, 2016
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$235,673	$2,310	$3,233	$-	$2,310	$242,616	$4,633
Multi-family residential	6,422	-	-	-	-	6,422	-
Commercial real estate	63,967	3,260	1,346	-	3,260	68,573	1,346
Construction and land development	23,907	-	10,113	-	-	34,020	10,113
Consumer	754	-	-	-	-	754	-
Total Loans	$330,723	$5,570	$14,692	$-	$5,570	$352,385	$16,092

	September 30, 2015
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$255,669	$1,462	$2,032	$-	$1,462	$259,163	$3,547
Multi-family residential	6,249	-	-	-	-	6,249	-
Commercial real estate	25,114	504	181	-	504	25,799	1,589
Construction and land development	38,953	-	-	-	-	38,953	8,796
Consumer	392	-	-	-	-	392	-
Total Loans	$326,377	$1,966	$2,213	$-	$1,966	$330,556	$13,932

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

Commercial real estate loans entail significant additional credit risks compared to owner-occupied one-to-four family residential mortgage loans, as they generally involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is, in some cases, also the primary occupant, and thus may be subject to a greater extent to the effects of adverse conditions in the real estate market and in the economy in general. Commercial business loans typically involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes the Company to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. These events may adversely affect the sale of the properties, potentially reducing both the borrowers’ ability to make required payments as well as reducing the value of the collateral property. Such lending is additionally subject to the risk that if the estimate of construction cost proves to be inaccurate, the Company potentially will be compelled to advance additional funds to allow completion of the project. In addition, if the estimate of value proves to be inaccurate, the Company may be confronted with a project, when completed, having less value than the loan amount. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company would be able to recover the entire unpaid portion of the loan.

The following table summarizes the primary segments of the allowance for loan losses. Activity in the allowance is presented for the three and nine month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at December 31, 2015	$1,511	$43	$428	$773	$7	$276	$3,038
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	81	-	-	81
Provision	(66)	19	236	(77)	2	36	150
ALLL balance at June 30, 2016	$1,445	$62	$664	$777	$9	$312	$3,269

	Nine Months Ended June 30, 2016
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2015	$1,635	$66	$231	$724	$5	$269	$2,930
Charge-offs	(11)	-	-	-	-	-	(11)
Recoveries	93	-	32	-	-	-	125
Provision	(272)	(4)	401	53	4	43	225
ALLL balance at June 30, 2016	$1,445	$62	$664	$777	$9	$312	$3,269

	Three Months Ended June 30, 2015
	One- to four-family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at March 31, 2015	$1,545	$51	$207	$545	$-	$4	$236	$2,588
Charge-offs	(126)	-	-	-	-	-	-	(126)
Recoveries	1	-	-	-	-	-	-	1
Provision	219	9	8	(38)	-	-	12	210
ALLL balance at June 30, 2015	$1,639	$60	$215	$507	$-	$4	$248	$2,673

	Nine Months Ended June 30, 2015
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2014	$1,663	$67	$122	$323	$15	$4	$231	$2,425
Charge-offs	(338)	-	-	-	-	-	-	(338)
Recoveries	1	-	-	-	-	-	-	1
Provision	313	(7)	93	184	(15)	-	17	585
ALLL balance at June 30, 2015	$1,639	$60	$215	$507	$-	$4	$248	$2,673

The Company recorded a provision for loan losses in the amount of $150,000 and $225,000 for the three and nine months period ended June 30, 2016, compared to the $210,000 provision for the three months and $585,000 for the nine months ended June 30, 2015.

At June 30, 2016, the Company had ten loans aggregating $7.8 million that were classified as troubled debt restructurings (“TDRs”). Three of such loans aggregating $5.6 million as of June 30, 2016 were classified as non-performing as a result of not achieving a sufficiently long payment history, under the restructured terms, to justify returning the loans to performing (accrual) status. Two of these three loans totaling $4.2 million (which are part of the Company’s largest lending relationship) are over 90 days past due resulting from the discontinuation of funding by the Company due to the re-negotiation of the projects’ cash flows. Three loans aggregating $5.6 million related to the largest lending relationship are more than ninety days past due.

The Company did not restructure any debt during the three and nine month periods ended June 30, 2016 and 2015.

6.	DEPOSITS

Deposits consist of the following major classifications:

	June 30,		September 30,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$56,115	14.5%	$60,736	16.6%
Interest-bearing checking accounts	34,909	9.0	35,649	9.8
Non interest-bearing checking accounts	2,832	0.7	2,293	0.6
Passbook, club and statement savings	70,767	18.3	70,355	19.3
Certificates maturing in six months or less	81,185	21.0	49,857	13.7
Certificates maturing in more than six months	140,832	36.5	146,184	40.0

Total	$386,640	100.0%	$365,074	100.0%

Certificates of $250,000 and over totaled $15.4 million as of June 30, 2016 and $32.7 million as of September 30, 2015.

7.	ADVANCES FROM FEDERAL HOME LOAN BANK

Pursuant to collateral agreement with the FHLB of Pittsburgh, advances are secured by qualifying first mortgage loans.

Type	Maturity Date	Amount	Coupon	Call Date
		(Dollars in Thousands)
Fixed Rate -Advance	6-Jul-16	$10,000	0.57%	Not Applicable
Fixed Rate -Advance	13-Jul-16	$10,000	0.54%	Not Applicable
Fixed Rate -Advance	17-Nov-17	10,000	1.20%	Not Applicable
Fixed Rate -Amortizing	1-Dec-17	3,009	1.16%	Not Applicable
Fixed Rate -Advance	4-Dec-17	2,000	1.15%	Not Applicable
Fixed Rate -Advance	16-Nov-18	7,500	1.40%	Not Applicable
Fixed Rate -Advance	3-Dec-18	3,000	1.54%	Not Applicable
Fixed Rate -Amortizing	18-Nov-19	4,718	1.53%	Not Applicable

		$50,227	1.02%	(a)

(a) Weighted average coupon rate.

8.	DERIVATIVES

On April 6, 2006, the Company entered into an interest rate swap with a notional amount of $10.0 million, The Company is hedging the benchmark index (LIBOR) in rolling 1-month FHLB advances with a receive float/pay fixed swap for a period of five years. The swap had a fair value loss position of $170,000 at June 30, 2016.

On June 13, 2006, the Company entered into an interest rate swap with a notional amount to $10.0 million. The Company is hedging the benchmark index (LIBOR) in rolling 1-month FHLB advances with a receive float/pay fixed swap for a period of five years. The swap had a fair value loss position of $181,000 at June 30, 2016.

Both interest rate swaps are carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”

9.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	June 30,	September 30,
	2016	2015
Deferred tax assets:	(Dollars in Thousands)
Allowance for loan losses	$1,276	$1,185
Nonaccrual interest	152	86
Accrued vacation	19	119
Capital loss carryforward	506	534
Split dollar life insurance	19	19
Post-retirement benefits	106	126
Unrealized loss on interest rate swaps	119	-
Employee benefit plans	499	530

Total deferred tax assets	2,696	2,599
Valuation allowance	(506)	(534)
Total deferred tax assets, net of valuation allowance	2,190	2,065

Deferred tax liabilities:
Property	505	365
Unrealized gains on available for sale securities	602	10
Deferred loan fees	607	715

Total deferred tax liabilities	1,714	1,090

Net deferred tax assets	$476	$975

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be fully realized through a carry back to taxable income in prior years or future reversals of existing taxable temporary differences, and/or to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains recognized over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The valuation allowance totaled $506,000 at June 30, 2016, and $534,000 at September 30, 2015.

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

10.	STOCK COMPENSATION PLANS

The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The ESOP purchased 427,057 shares (on a converted basis) of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005. The ESOP purchased an additional 255,564 shares during December 2013 and an additional 30,100 shares at the beginning January 2014, of the Company’s common stock for an aggregate cost of approximately $3.1 million. The shares were purchased with the proceeds of loans from the Company. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants as the loans are repaid. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of June 30, 2016, the ESOP held 697,270 shares of which a total of 243,734 shares were allocated to participants’ accounts. For the three months ended June 30, 2016 and 2015, the Company recognized $129,000 for both periods in compensation expense related to the ESOP. For nine months ended June 30, 2016 and 2015, the Company recognized $394,000 and $337,000, respectively, in compensation expense related to the ESOP.

The Company maintains the 2008 Recognition and Retention Plan (“2008 RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the RRP Trust purchased 213,528 shares (on a converted basis) of the Company’s common stock in the open market for approximately $2.5 million, at an average purchase price per share of $11.49 as part of the 2008 RRP. The Company made sufficient contributions to the RRP Trust to fund these purchases. As of June 30, 2016, all the shares, with exception of 7,093 shares that had been forfeited, had been awarded as part of the 2008 RRP. Shares subject to awards under the 2008 RRP generally vest at the rate of 20% per year over five years. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares can be awarded as restricted stock awards or units, of which 235,500 shares were awarded during February 2015 of which 90,055 shares had been forfeited as of June 30, 2016.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three and nine months ended June 30, 2016, an aggregate of $87,000 and $329,000, respectively, was recognized in compensation expense for the 2008 RRP and the grants pursuant to the 2014 SIP. Income tax benefits of $30,000 and $112,000, respectively, were recognized for the three and nine months ended June 30, 2016. During the three and nine months ended June 30, 2015, $154,000 and $262,000, respectively, was recognized in compensation expense for the 2008 RRP and the grants pursuant to the 2014 SIP. An income tax benefit of $52,000 and $89,000, respectively, was recognized for the three and nine months ended June 30, 2015. At June 30, 2016, approximately $2.3 million in additional compensation expense for the shares awarded which remained outstanding related to the 2008 RRP and for the 2014 SIP remained unrecognized. At June 30, 2015, approximately $2.8 million in additional compensation expense for the shares awarded related to the 2008 RRP and the 2014 SIP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the nine months ended June 30, 2016 and 2015 is presented in the following tables:

	Nine Months Ended June 30, 2016
	Number of Shares (1)	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2015	241,428	$11.74
Granted	-	-
Forfeited	(30,180)	11.55
Vested	(55,279)	11.59
Nonvested stock awards at the June 30, 2016	155,969	$11.83

	Nine Months Ended June 30, 2015
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2014	38,055	$8.07
Granted	235,500	12.23
Forfeited	-	-
Vested	(10,314)	8.22
Nonvested stock awards at the June 30, 2015	263,241	$11.79

The Company maintains the 2008 Stock Option Plan (the “2008 Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares of common stock were approved for future issuance pursuant to the 2008 Stock Option Plan. As of June 30, 2016, all of the options had been awarded under the 2008 Option Plan. As of June 30, 2016, 467,758 options (on a converted basis) were vested under the 2008 Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 608,737 shares were awarded during February 2015, 605,000 shares pursuant to the 2014 SIP and the remainder pursuant to the 2008 Option Plan. As of June 30, 2016, the 2008 Option Plan had forfeited options covering 18,866 shares and the 2014 SIP had forfeited options covering 126,000 shares.

A summary of the status of the Company’s stock options under the 2008 Option Plan and the 2014 SIP as of June 30, 2016 and 2015 are presented below:

	Nine Months Ended June 30, 2016
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2015	1,074,430	$11.92
Granted	-	-
Exercised	(89,358)	11.61
Forfeited	(80,476)	11.52
Outstanding at June 30, 2016	904,596	$11.99
Exercisable at June 30, 2016	489,679	$11.45

	Nine Months Ended June 30, 2015
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2014	530,084	$10.86
Granted	608,737	12.23
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2015	1,138,821	$11.59
Exercisable at June 30, 2015	445,147	$11.37

The weighted average remaining contractual term was approximately 5.9 years for options outstanding as of June 30, 2016.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013, $4.67 for the options granted during fiscal 2014 and $4.58 for options granted during fiscal 2015. The fair value for grants made in fiscal 2015 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $12.23, expected term of seven years, volatility rate of 38.16%, interest rate of 1.62% and a yield of 0.98%.

During the three and nine months ended June 30, 2016, $106,000 and $322,000, respectively, was recognized in compensation expense for options granted pursuant to the 2008 Option Plan and the 2014 SIP. Tax benefits of $36,000 and $44,000, respectively, were recognized for the three and nine months ended June 30, 2016. During the three and nine months ended June 30, 2015, $158,000 and $268,000, respectively, was recognized in compensation expense for options granted pursuant to the 2008 Option Plan and the 2014 SIP. Tax benefits of $54,000 and $91,000, respectively, were recognized for the three and nine months ended June 30, 2015.

At June 30, 2016, there was approximately $1.8 million in additional compensation expense to be recognized for awarded options which remained outstanding and unvested at such date. The weighted average period over which this expense will be recognized is approximately 3.7 years.

11.	COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2016, the Company had $10.8 million in outstanding commitments to originate fixed loans with market interest rates ranging from 3.75% to 5.00%. At September 30, 2015, the Company had $2.5 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.25% to 5.25%. The aggregate undisbursed portion of loans-in-process amounted to $8.0 million at June 30, 2016 and $17.0 million at September 30, 2015.

The Company also had commitments under unused lines of credit of $3.7 million as of June 30, 2016 and $6.1 million as of September 30, 2015 and letters of credit outstanding of $2.0 million as of June 30, 2016 and $2.6 million as of September 30, 2015.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At June 30, 2016, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $33,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

12.	FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2016 and September 30, 2015, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Generally accepted accounting principles used in the United States establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

The three broad levels of hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets as of June 30, 2016 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$26,048	$-	$26,048
Mortgage-backed securities - U.S. Government agencies	-	91,532	-	91,532
Corporate bonds	-	21,054	-	21,054
FHLMC preferred stock	49	-	-
Total	$49	$138,634	$-	$138,634

Liabilities
Interest rate swap contracts	$-	$351	$-	$351
Total	$-	$351	$-	$351

Those assets as of September 30, 2015 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$18,712	$-	$18,712
Mortgage-backed securities - U.S. Government agencies	-	58,712	-	58,712
FHLMC preferred stock	59	-	-	59
Total	$59	$77,424	$-	$77,483

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparable included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value in excess of $19.5 million as of June 30, 2016.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is generally repossessed and reclassified to foreclosed real estate and repossessed assets. These repossessed assets are carried at the lower of cost or fair value of the collateral, based on independent appraisals, less cost to sell and would be categorized as Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparable included in the appraisal, and known changes in the market and in the collateral. As a result, the evaluations are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.

Summary of Non-Recurring Fair Value Measurements

	At June 30, 2016
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$19,517	$19,517
Real estate owned	-	-	207	207
Total	$-	$-	$19,724	$19,724

	At September 30, 2015
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$16,770	$16,770
Real estate owned	-	869	-	869
Total	$-	$869	$16,770	$17,639

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At June 30, 2016
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$19,517	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	10% discount
Real estate owned	$207	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	10% discount

	At September 30, 2015
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$16,770	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	10% discount
Real estate owned	$869	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	10% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

			Fair Value Measurements at
			June 30, 2016
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$38,572	$38,572	$38,572	$-	$-
Investment and mortgage-backed securities available for sale	138,683	138,683	49	138,634	-
Investment and mortgage-backed securities held to maturity	15,488	16,793	-	16,793	-
Loans receivable, net	342,459	344,478	-	-	344,478
Accrued interest receivable	1,763	1,763	1,763	-	-
Federal Home Loan Bank stock	2,387	2,387	2,387	-	-
Bank owned life insurance	12,973	12,973	12,973	-	-

Liabilities:
Checking accounts	37,741	37,741	37,741	-	-
Money market deposit accounts	56,115	56,115	56,115	-	-
Passbook, club and statement savings accounts	70,767	70,767	70,767	-	-
Certificates of deposit	222,017	224,396	-	-	224,396
Advances from Federal Home
Loan Bank	50,227	50,222	-	-	50,222
Accrued interest payable	1,015	1,015	1,015	-	-
Advances from borrowers for taxes and insurance	2,769	2,769	2,769	-	-
Interest rate swap contracts	351	351	-	351	-

			Fair Value Measurements at
			September 30, 2015
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$11,272	$11,272	$11,272	$-	$-
Investment and mortgage-backed securities available for sale	77,483	77,483	59	77,424	-
Investment and mortgage-backed securities held to maturity	66,384	66,877	-	66,877	-
Loans receivable, net	312,633	312,613	-	-	312,613
Accrued interest receivable	1,665	1,665	1,665	-	-
Federal Home Loan Bank stock	369	369	369	-	-
Bank owned life insurance	12,722	12,722	12,722	-	-

Liabilities:
Checking accounts	37,942	37,942	37,942	-	-
Money market deposit accounts	60,736	60,736	60,736	-	-
Passbook, club and statement savings accounts	70,355	70,355	70,355	-	-
Certificates of deposit	196,041	199,639	-	-	199,639
Accrued interest payable	1,291	1,291	1,291	-	-
Advances from borrowers for taxes and insurance	1,670	1,670	1,670	-	-

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

Interest rate swaps – The fair values of the interest rate swap contracts are based upon the estimated amount the Company would receive or pay to terminate the contracts.

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

13.	PENDING ACQUISITION

On June 2, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Polonia Bancorp. Pursuant to the Merger Agreement, Polonia Bancorp will merge with and into the Company (the “Merger”) and Polonia Bancorp’s wholly owned subsidiary, Polonia Bank, a federally chartered savings bank, will merge with and into the Bank.

Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of Polonia Bancorp common stock will be converted into the right to receive, at the election of the Polonia Bancorp shareholder (subject to certain conditions, including conditions relating to pro-ration): (i) 0.7591 of a share of Company common stock (the “Exchange Ratio”) or (ii) $11.28 in cash (the “Per Share Cash Consideration” and collectively with the Exchange Ratio, the “Merger Consideration”). The election of shares of Company stock or cash will be subject to pro-ration such that 50% of the issued and outstanding shares of Polonia Bancorp common stock will be exchanged for Company common stock and 50% will be exchanged for cash. Options to purchase Polonia Bancorp common stock outstanding at the effective time of the Merger will fully vest and be exchanged for a cash payment equal to the difference, if positive, between the Per Share Cash Consideration under the Merger Agreement and the corresponding exercise price of such option.

The Merger Consideration is subject to adjustment in certain limited situations. In the event that Polonia Bancorp Consolidated Stockholders’ Equity, as calculated in accordance with the terms of the Merger Agreement, is less than $37.4 million as of the Final Statement Date, as defined in the Merger Agreement, then the Exchange Ratio and the Per Share Cash Consideration will be adjusted downward to reflect the amount of the difference between $37.4 million and the Polonia Bancorp Consolidated Stockholders’ Equity. The Merger Consideration is subject to potential upward adjustment to reflect the after-tax impact of certain recoveries experienced by Polonia Bancorp, if any, achieved prior to the Final Statement Date as specified in the Merger Agreement. In such situation, the Exchange Ratio and the Per Share Cash Consideration, as they may have been adjusted downward as noted above, will be correspondingly adjusted to reflect the amount of such after-tax recoveries.

Consummation of the Merger is subject to customary closing conditions, including, without limitation, the approval of the Merger Agreement by the Polonia Bancorp shareholders by the requisite shareholder vote and the receipt of all required regulatory approvals.

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

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of June 30, 2016 or September 30, 2015.

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

Forward-looking Statements. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, expectations or predictions of future financial or business performance, conditions relating to the Company and Polonia Bancorp, or other effects of the proposed merger of the Company and Polonia Bancorp. These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.

In addition to factors previously disclosed in the reports filed by the Company with the Securities and Exchange commission (“SEC”) and those identified elsewhere in this Form 10-Q, the following factors, among others, could cause actual results to differ materially from forward looking statements or historical performance: the ability to obtain regulatory approvals and satisfy other closing conditions to the merger, including approval by shareholders of Polonia; delay in closing the merger; difficulties and delays in integrating the Polonia business or fully realizing anticipated cost savings and other benefits of the merger; business disruptions following the merger; the strength of the United States economy in general and the strength of the local economies in which the Company and Polonia conduct their operations; general economic conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan, investment and mortgage-backed securities portfolios; changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees; and the success of the Company at managing the risks involved in the foregoing.

The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company to reflect events or circumstances occurring after the date of this Form 10-Q.

For a complete discussion of the assumptions, risks and uncertainties related to our business, readers are encouraged to review the Company’s filings with the SEC, including the “Risk Factors” section in the Company’s most recent Annual Report on Form 10-K, as supplemented by its quarterly or other reports subsequently filed with the SEC.

Market Overview. Although the economy slowly improved during 2015 and 2016, we still view the current environment as challenging.

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

The following discussion provides further details on the financial condition of the Company at June 30, 2016 and September 30, 2015, and the results of operations for the three and nine months ended June 30, 2016 and 2015.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2016 AND SEPTEMBER 30, 2015

At June 30, 2016, the Company had total assets of $556.3 million, as compared to $487.2 million at September 30, 2015, an increase of 14.2%. Cash and cash equivalents increased $27.3 million to $38.6 million at June 30, 2016, compared to $11.3 million at September 30, 2015, due to maintaining sufficient liquid assets to fund the cash portion of the merger consideration in the previously assumed pending merger with Polonia Bancorp, Inc.(“Polonia Bancorp”). At June 30, 2016, net loans receivable increased to $342.5 million from $312.6 million at September 30, 2015. The increase in net loans receivable was primarily due to a $42.8 million increase in commercial real estate loans, partially offset by a $21.4 million reduction in the balance of one-to-four family loans and construction and land development loans. During this nine-month period, the Company increased its available-for-sale investment portfolio by $61.2 million, while experiencing a $50.9 million reduction in investment securities held-to-maturity, primarily due to securities being called. As part of the growth of the investment securities portfolio pursuant to an investment leverage strategy, the Company purchased $15.0 million of mortgage-backed securities and $10.0 million of corporate securities, funding the purchase with mix-termed FHLB advances.

Total liabilities increased by $73.0 million to $443.2 million at June 30, 2016 from $370.2 million at September 30, 2015. Total deposits increased $21.6 million primarily in short-term certificate of deposits. At June 30, 2016, the Company maintained FHLB advances of $50.2 million with variable maturities of which $35.0 million was $25.0 million was used to fund the Company’s investment leverage strategy noted above.

Total stockholders’ equity decreased by $3.9 million to $113.1 million at June 30, 2016 from $117.0 million at September 30, 2015. The decrease was primarily due to the $7.8 million expended in the acquisition of treasury stock in connection with the Company’s previously announced stock repurchase program. As of June 30, 2016, the Company had repurchased 665,733 shares under its current program leaving 184,267 shares remaining; only limited repurchases have been effected since early March 2016 due to the pending merger with Polonia Bancorp. This decrease was partially offset by $1.7 million in net income during the nine months ended June 30, 2016 combined with a $914,000 after-tax increase in the unrealized gain on the available-for-sale securities portfolio and the fair value of interest rate swaps.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2015

Net income. The Company recognized net income of 777,000, or $0.10 per basic share and per diluted share, for the quarter ended June 30, 2016 as compared to $47,000, or $0.01 per basic and diluted share, for the same quarter in 2015. For the nine months ended June 30, 2016, the Company recognized net income of $1.7 million or $0.23 per basic and per diluted share, as compared to net income of $2.2 million, or $0.26 per basic share and per diluted share, for the comparable period in 2015. The three and nine months ended June 30, 2015 included onetime gains on sale of real estate of $231,000 and $2.0 million, respectively, related to the sale of two branch offices.

Net interest income. For the three months ended June 30, 2016, net interest income increased to $3.7 million as compared to $3.2 million for the same period in 2015. The increase reflected a $419,000 or 10.3% increase in interest income combined with a decrease of $27,000 or 3.2% in interest paid on deposits and borrowings. The Company increased borrowings from the FHLB during the third quarter of fiscal 2016 in connection with the implementation of its previously announced leverage strategy (initially implemented in the prior quarter) to increase the level of its earning assets. During the quarter ended June 30, 2016, the Company had an average balance of borrowings of $44.2 million with a weighted average cost of 1.30%, an increase of $44.0 million from the average balance of borrowings during the same period in 2015. The total weighted average cost of funds decreased 11 basis points to 0.78% for the June 30, 2016 quarter, from 0.89% for the same period in 2015.

For the nine months ended June 30, 2016, net interest income increased to $10.4 million as compared to $10.0 million for the same period in 2015. The increase reflected a $297,000 or 2.4% increase in interest income combined with a decrease of $150,000 or 5.7% in interest paid on deposits and borrowings. The Company’s borrowings from the FHLB also increased during the nine months ended June 30, 2016 in connection with the leverage strategy implemented during the second quarter of fiscal 2016. The Company had an average balance of borrowings of $30.2 million with a weighted average yield of 1.30% during the nine months ended June 30, 2016, an increase of $30.0 million from the level of average borrowings during the same period in 2015. The total weighted average cost of funds decreased 10 basis points to 0.81% for the same months ended June 30, 2016, from 0.91% for the same period in 2015.

For the three months ended June 30, 2016, the net interest margin was 2.81% compared to 2.65% for the same period in fiscal 2015. For the nine months ended June 30, 2016, the net interest margin was 2.74% as compared to 2.67% for the same period in 2015. The net interest margin increased during the first nine months of fiscal 2016 primarily due to the results of the Company’s efforts in reducing its overall cost of funds.

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

	Three Months
	Ended June 30,
	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
		(Dollars in Thousands)
Interest-earning assets:
Investment securities	$51,070	$529	2.91%	$77,804	$487	2.51%
Mortgage-backed securities	129,557	673	2.62	65,198	465	2.86
Loans receivable(2)	334,410	3,263	3.96	320,877	3,085	3.86
Other interest-earning assets	12,450	9	0.29	27,134	18	0.28
Total interest-earning assets	527,487	4,474	3.44	491,013	4,055	3.31
Cash and non interest-bearing balances	1,781			2,009
Other non interest-earning assets	20,950			21,111
Total assets	$550,218			$514,133
Interest-bearing liabilities:
Savings accounts	$73,031	18	0.10	$75,673	52	0.28
Money market deposit and NOW accounts	91,884	34	0.15	97,171	83	0.34
Certificates of deposit	218,857	629	1.17	206,422	715	1.39
Total deposits	383,772	681	0.72	379,266	850	0.91
Advances from Federal Home Loan Bank	44,200	142	1.30	221	-	0.00
Advances from borrowers for taxes and insurance	2,131	1	0.19	2,300	1	0.18
Total interest-bearing liabilities	430,103	824	0.78	381,787	851	0.90
Non interest-bearing liabilities:
Non interest-bearing demand accounts	2,795			2,129
Other liabilities	1,752			2,662
Total liabilities	434,650			386,578
Stockholders’ equity	115,568			127,555
Total liabilities and stockholders’ equity	$550,218			$514,133
Net interest-earning assets	$97,384			$109,226
Net interest income; interest rate spread		$3,650	2.66%		$3,204	2.41%
Net interest margin(3)			2.81%			2.62%

Average interest-earning assets to average interest-bearing liabilities		122.64%			128.61%

(1)	Yields and rates for the three month periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

	Nine Months
	Ended June 30,
	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
		(Dollars in Thousands)
Interest-earning assets:
Investment securities	$60,356	$1,517	2.69%	$82,797	$1,587	2.56%
Mortgage-backed securities	111,126	1,868	2.59	59,291	1,331	3.00
Loans receivable(2)	323,830	9,489	3.90	325,782	9,629	3.95
Other interest-earning assets	10,511	22	0.28	31,539	52	0.22
Total interest-earning assets	505,823	12,896	3.40	499,409	12,599	3.37
Cash and non interest-bearing balances	1,887			2,164
Other non interest-earning assets	19,929			19,193
Total assets	$527,639			$520,766
Interest-bearing liabilities:
Savings accounts	$72,786	65	0.12	$75,662	161	0.28
Money market deposit and NOW accounts	91,928	129	0.19	99,318	257	0.35
Certificates of deposit	208,560	1,981	1.27	210,089	2,202	1.40
Total deposits	373,274	2,175	0.78	385,069	2,620	0.91
Advances from Federal Home Loan Bank	30,245	296	1.30	217	-	0.00
Advances from borrowers for taxes and insurance	1,971	2	0.14	2,057	3	0.19
Total interest-bearing liabilities	405,490	2,473	0.81	387,343	2,623	0.91
Non interest-bearing liabilities:
Non interest-bearing demand accounts	2,724			2,247
Other liabilities	3,661			3,089
Total liabilities	411,875			392,679
Stockholders’ equity	115,764			128,087
Total liabilities and stockholders’ equity	$527,639			$520,766
Net interest-earning assets	$100,333			$112,066
Net interest income; interest rate spread		$10,423	2.58%		$9,976	2.47%
Net interest margin(3)			2.74%			2.67%

Average interest-earning assets to average interest-bearing liabilities		125.44%			128.93%

(1)	Yields and rates for the nine month periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for loan losses. The Company established provisions for loan losses of $150,000 and $225,000 during the three and nine months ended June 30, 2016, respectively, primarily due to the increased level of commercial real estate and construction loans outstanding. During the three and nine months ended June 30, 2015, the Company established provisions for loan losses of $210,000 and $585,000, respectively, primarily due to the increase in the level of commercial real estate and construction loans outstanding as well as to replenish the general reserve as a result of charge-offs incurred during the second quarter of fiscal 2015 combined with the classification of $10.9 million of loans related to one borrowing relationship as non-performing as described below. During the three months ended June 30, 2016, the Company recorded a recovery of $81,000 and no charge offs and during the nine months ended June 30, 2016, the Company recorded charge-offs totaling $11,000, along with a recovery of $125,000. The Company’s largest lending relationship, which consists of nine loans aggregating $12.2 million, was classified as non-performing due to concerns with projected cash flows available to fund the borrower’s future obligations. As of June 30, 2016, the complete relationship was analyzed for impairment using the standards required in Accounting Standards Codification Topic 310 . The relationship was deemed to have sufficient collateral; thereby no impairment was required. The borrower’s primary project, the development of 169 residential lots, has received all required permits and preparation of the necessary infrastructure has commenced. As previously disclosed, in the Form 10-Q for the quarter ended March 31, 2016, the borrower brought suit against the Bank in late March 2016 alleging various matters related to the Bank’s obligations under the loans related to this project. The Bank intends to vigorously defend the case but no prediction can be made as to the outcome of the litigation or the effect on the project. The Company believes that the allowance for loan losses at June 30, 2016 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

The allowance for loan losses totaled $3.3 million, or 1.0% of total loans and 21.3% of total non-performing loans at June 30, 2016 as compared to $2.9 million, or 0.9% of total loans and 21.0% of total non-performing loans at September 30, 2015.

The Company’s methodology for assessing the adequacy of the allowance establishes both specific and general pooled allocations of the allowance.  Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system.  The resulting determinations are reviewed and approved by senior management.

At June 30, 2016, the Company’s non-performing assets totaled $16.6 million or 2.9% of total assets as compared to $13.9 million or 3.0% of total assets at September 30, 2015, all of which was due to the placement on non-accrual of the entire loan relationship described above. Non-performing loans and assets at June 30, 2016 included five construction loans aggregating $10.2 million, 19 one-to four-family residential loans aggregating $3.2 million, one single-family residential investment property loan totaling $1.4 million and two commercial real estate loans aggregating $1.3 million. At June 30, 2016, the Company had ten loans aggregating $7.8 million that were classified as troubled debt restructurings (“TDRs”). Three of such loans aggregating $5.6 million as of June 30, 2016 were classified as non-performing as a result of not achieving a sufficiently long payment history, under the restructured terms, to justify returning the loans to performing (accrual) status. Two of these three loans totaling $4.2 million (which are part of the Company’s largest relationship discussed above) are more than 90 days past due resulting from the discontinuation of funding by the Company due to the re-negotiation of the project’s cash flows. The borrower brought suit against the Bank in late March 2016 alleging various matters related to the Bank’s obligations under the loans related to this project. The Bank intends to vigorously defend the case but no prediction can be made as to the outcome of the litigation or the effect on the project. The remaining eight TDRs have performed in accordance with the terms of their revised agreements. As of June 30, 2016, the Company had reviewed $19.5 million of loans for possible impairment of which $14.4 million was deemed classified as substandard compared to $16.7 million reviewed for possible impairment and $12.4 million of which was classified substandard as of September 30, 2015. At June 30, 2016, “substandard” loans consisted of 20 loans. We did not have any assets classified as “doubtful” or “loss” at either June 30, 2016 or September 30, 2015.

At June 30, 2016, the Company had $5.6 million of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of 12 one-to-four family residential loans totaling $2.3 million and three commercial real estate loans totaling $3.3 million.

At June 30, 2016, we also had a total of five loans totaling $2.6 million that had been designated “special mention”. These loans consist of three loans extended to a single borrower and are secured by real estate. All of the loans were designated “special mention” due to concerns with regard to the borrower’s cash flow situation. At September 30, 2015, we had a total of eight loans aggregating $3.4 million designated as “special mention”.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past as to principal and/or interest and real estate owned) as of June 30, 2016 and September 30, 2015. At neither date did the Company have any accruing loans 90 days or more past due that were accruing.

	June 30, 2016	September 30, 2015
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$4,633	$3,547
Commercial real estate	1,346	1,589
Construction and land development	10,113	8,796
Total non-accruing loans	16,092	13,932
Real estate owned, net: (1)	207	869
Total non-performing assets	$16,639	$14,801

Total non-performing loans as a percentage of loans, net	4.70%	4.46%
Total non-performing loans as a percentage of total assets	2.89%	3.04%
Total non-performing assets as a percentage of total assets	2.93%	3.04%

(1)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Non-interest income. Non-interest income amounted to $400,000 and $883,000 for the three and nine month periods ended June 30, 2016, compared to $445,000 and $2.8 million, respectively, for the comparable periods in 2015. The three and nine month periods in 2015 reflected the $231,000 and $2.0 million, respectively, gain on the sale of two branch offices as well as the recognition during the quarter ended June 30, 2015 of a $138,000 gain on the sale of a loan originated through the Small Business Administration program. By comparison, during the three and nine month periods ended June 30, 2016, the Company recorded increased service charge income, gains on the sale of five mortgage-backed securities receiving total proceeds of $11.2 million recording a gain of $152,000 and a $8,000 gain from three agency securities called at par totaling $8.0 million with an amortized value slightly below par.

Non-interest expense. For the three and nine month periods ended June 30, 2016, non-interest expense decreased $617,000 or 18.0% and $1.4 million or 11.7%, respectively, compared to the same periods in the prior year. The primary reasons for the decreases for the three and nine month periods ended June 30, 2016 were decreases in salaries and employee expense, professional services, office occupancy, advertising and other operating expenses. The reduction in operating expenses was a direct result of the implementation of the comprehensive expense reduction plan announced at the beginning of the 2016 fiscal year.

Income tax expense. For the three month period ended June 30, 2016, the Company recorded a tax expense of $308,000, compared to a $40,000 tax benefit for the same period in 2015. For the nine month period ended June 30, 2016, the Company recorded income tax expense of $836,000 as compared to $86,000 for the same period in 2015. The Company’s tax liability for both three and nine month periods in fiscal 2015 was significantly reduced due the Company’s ability to utilize its prior period capital loss carryforwards to offset the entire amount of the gain recorded relating to the sale of the two branch offices.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-earning assets that provide additional liquidity. At June 30, 2016, our cash and cash equivalents amounted to $38.6 million. In addition, our available-for-sale investment securities amounted to an aggregate of $138.7 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2016, the Company had $10.8 million in outstanding commitments to originate fixed loans, not including loans in process. The Company also had commitments under unused lines of credit of $3.7 million and letters of credit outstanding of $2.0 million at June 30, 2016. Certificates of deposit as of June 30, 2016 that are maturing in one year or less totaled $134.1 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances. At June 30, 2016, we had $50.2 million in outstanding FHLB advances and had the ability to obtain an additional $173.0 million in FHLB advances. Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of June 30, 2016 and September 30, 2015 and compares them to current regulatory guidelines.

				To Be
				Well Capitalized
		Required for		Under Prompt
		Capital Adequacy		Corrective Action
	Actual Ratio	Purposes		Provisions

June 30, 2016:
Tier 1 capital (to average assets)
The Company	20.35%	N/A		N/A
The Bank	18.02%	4.0%		5.0%

Tier 1 common (to risk-weighted assets)
The Company	40.53%	N/A		N/A
The Bank	35.98%	5.1	%(a)	6.5%

Tier 1 capital (to risk-weighted assets)
The Company	40.20%	N/A		N/A
The Bank	35.60%	6.6	%(a)	8.0%

Total capital (to risk-weighted assets)
The Company	41.40%	N/A		N/A
The Bank	36.85%	8.6	%(a)	10.0%

September 30, 2015:
Tier 1 capital (to average assets)
Company	23.73%	N/A		N/A
Bank	19.50%	4.0%		5.0%

Tier 1 common (to risk-weighted assets)
The Company	50.63%	N/A		N/A
The Bank	41.66%	4.5%		6.5%

Tier 1 capital (to risk-weighted assets)
Company	50.63%	N/A		N/A
Bank	41.65%	4.0%		6.0%

Total capital (to risk-weighted assets)
Company	51.98%	N/A		N/A
Bank	43.00%	8.0%		10.0%

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

In recent years, as a part of our asset/liability management strategy we primarily have reduced our investment in longer term fixed-rate callable agency bonds, increased our origination of hybrid adjustable-rate single-family residential mortgage loans and increased our portfolio of step-up callable agency bonds and agency issued collaterized mortgage-backed securities (“CMOs”) with short effective life. In addition, we recently implemented two interest rate swaps to reduce funding cost for a five year period. However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a low interest rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision in prior periods to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2016, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2016, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 6.5% to 31.6%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.8% to 20.9%. For savings accounts, checking accounts and money markets, the decay rates vary on an annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$3,924	$16,826	$33,493	$23,239	$74,302	$151,784
Loans receivable(3)	37,737	45,598	102,478	62,010	96,119	343,942
Other interest-earning assets(4)	38,572	-	-	-	-	38,572
Total interest-earning assets	$80,233	$62,424	$135,971	$85,249	$170,421	$534,298

Interest-bearing liabilities:
Savings accounts	$1,858	$5,807	$9,359	$9,022	$41,951	$67,997
Money market deposit and NOW accounts	3,257	9,772	16,157	13,071	48,767	91,024
Certificates of deposit	41,481	92,642	62,763	25,131	-	222,017
Advances from FHLB	785	2,369	26,485	20,588	-	50,227
Advances from borrowers for taxes and insurance	2,769	-	-	-	-	2,769
Total interest-bearing liabilities	$50,150	$110,590	$114,764	$67,812	$90,718	$434,034

Interest-earning assets
less interest-bearing liabilities	$30,083	$(48,166)	$21,207	$17,437	$79,703	$100,264

Cumulative interest-rate sensitivity gap (5)	$30,083	$(18,083)	$3,124	$20,561	$100,264

Cumulative interest-rate gap as a
percentage of total assets at June 30 , 2016	5.41%	-3.25%	0.56%	3.70%	18.02%

Cumulative interest-earning assets
as a percentage of cumulative interest-
bearing liabilities at June 30, 2016	159.99%	88.75%	101.13%	105.99%	123.10%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, investment securities are reflected at amortized cost.

(3)	For purposes of the gap analysis, loans receivable includes non-performing loans and is gross of the allowance for loan losses and unamortized deferred loan fees, but net of the undisbursed portion of loans-in-process.

(4)	Includes FHLB stock.

(5)	Cumulative interest-rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of June 30, 2016 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)

300	$94,314	$(33,883)	(26.43)%	19.15%	(3.89)%
200	105,865	(22,332)	(17.42)%	20.61%	(2.43)%
100	117,740	(10,457)	(8.16)%	21.99%	(1.05)%
Static	128,197	-	-	23.04%	-
(100)	128,785	588	0.46%	22.64%	(0.40)%
(200)	130,246	2,049	1.60%	22.51%	(0.53)%
(300)	139,829	11,632	9.07%	23.76%	0.72%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2016, there had not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, set forth in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operation –Exposure to Changes in Interest Rates.”

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

PART II

Item 1. Legal Proceedings

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “Form 10-Q”), on March 31, 2016, Island View Properties, Inc., trading as Island View Crossing II, LP, and Renato J. Gualtieri (collectively, the “Gualtieri Parties”) filed suit in the Court of Common Pleas, Philadelphia, Pennsylvania, against Prudential Savings Bank (the “Bank”) seeking damages in an amount in excess of $27.0 million. The lawsuit asserts allegations related to a loan (the “Loan”) granted thereby to the Gualtieri Parties to develop a 169-unit townhouse and condominium project located in Bristol Borough in Bucks County, Pennsylvania (the “Island View Project”).

On May 2, 2016, the Bank filed a motion with the court seeking to dismiss the majority of claims asserted. As of the date hereof, that motion is pending before the court. Discovery has recently commenced between the Bank and Gualtieri Parties. As the case is in its early stages, no prediction can be made as to the outcome thereof. However, the Bank believes that it has meritorious defenses and it intends to vigorously defend the case.

As previously disclosed in the Form 10-Q, in a related case, on March 2, 2016, Lava Funding, LLC (“Lava”) filed suit in the Court of Common Pleas, Philadelphia, Pennsylvania against the Bank, Francesco Gualtieri, Renato Gualtieri and Island View Crossing II, LP. (“Island View Crossing”) seeking damages, with respect to the Bank in which it asserted that the Bank refused to honor an agreement allegedly made by the Bank in November 2014 in connection with the issuance of a one-year term loan (“Term Loan”) in the amount of $625,000 being made to Island View Crossing and Francesco Gualtieri related to the aforementioned Island View Project. This case was settled in May 2016 with the Bank acquiring the Term Loan from Lava Funding.

A putative shareholder derivative and class action lawsuit, Parshall v. Eugene Andruczyk et al., was filed in the Circuit Court for Montgomery County, Maryland on July 21, 2016. The lawsuit names as defendants the directors of Polonia Bancorp, Inc. (“Polonia”), Polonia and the Company. The lawsuit alleges a breach of fiduciary duty by the directors and Polonia by approving the Agreement and Plan of Merger by and between the Company and Polonia dated as of June 2, 2016 (the “Merger Agreement”) pursuant to which Polonia will merge with and into the Company (the “Merger”) for (i) inadequate merger consideration and (ii) the inclusion of preclusive deal protection measures in the Merger Agreement. The lawsuit also alleges that Prudential aided and abetted the alleged breaches of fiduciary duty. The relief sought includes preliminary and permanent injunction against the consummation of the Merger, rescission or rescissory damages if the Merger is completed, costs and attorney’s fees. The Company believes that the claims are without merit and intends to defend against this suit vigorously. However, at this time, it is not possible to predict the outcome of the proceeding or the impact on the Company or the Merger.

In addition to the lawsuits noted above, the Company is involved in various other legal actions arising in the ordinary course of its business. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, as such factors could materially affect the Company’s business, financial condition, or future results of operations.As of June 30, 2016, no material changes have occurred to the risk factors of the Company as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The risks described in the 2015 Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial conditions, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	and (b) Not applicable

(c) The Company’s repurchases of equity shares for the second quarter of fiscal year 2016 were as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Purchased Under Plans or Programs (1)
April 1 - 30, 2016	4,000	(2)	$14.42	4,000	207,522
May 1 - 31, 2016	8,000	(2)	$14.82	8,000	199,522
June 1 - 30, 2016	15,255		$14.50	15,255	184,267
	27,255		$14.61

(1) On July 15, 2015, the Company announced that the Board of Directors had approved a second stock repurchase program authorizing the Company to repurchase up 850,000 shares of common stock, approximately 10% of the Company’s then outstanding shares.

(2) Reflects shares repurchased upon option exercises by participants.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of June 2, 2016 by and between Prudential Bancorp, Inc. and Polonia Bancorp, Inc., filed as Exhibit 2.1 to Form 8-K (No. 000-55084) filed on June 2, 2016 and incorporated herein by reference thereto.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL BANCORP, INC.

Date:	August 9, 2016	By:	/s/ Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Date:	August 9, 2016	By:	/s/ Jack E. Rothkopf
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer and Treasurer

