Form 10-K
period 2016-09-30
PRUDENTIAL BANCORP, INC.
filed 2016-12-14
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended SEPTEMBER 30, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $14.32 on March 31, 2016, the last business day of the Registrant's second quarter was approximately $103.2 million (8,060,799 shares issued and outstanding less approximately 847,000 million shares held by affiliates at $14.32 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

As of the close of business on December 6, 2016, there were 8,045,544 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

Prudential Bancorp, Inc. and Subsidiaries

FORM 10-K INDEX

For the Fiscal Year Ended September 30, 2016

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

PART I

Item 1. Business

General

Prudential Bancorp is a Pennsylvania corporation that was incorporated in June 2013. It is the successor corporation to Prudential Bancorp, Inc. of Pennsylvania (“Old Prudential Bancorp”), the former stock holding company for Prudential Savings Bank (the “Bank” or “Prudential Savings” and conducts business as “Prudential Bank”), a Pennsylvania-chartered, FDIC-insured savings bank, after the completion in October 2013 of the mutual-to-stock conversion of Prudential Mutual Holding Company (the “MHC”), the former mutual holding company for the Bank.

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

The Company’s results of operations are primarily dependent on the results of the Bank. As of September 30, 2016, the Company, on a consolidated basis, had total assets of approximately $559.5 million, total deposits of approximately $389.2 million, and total stockholders’ equity of approximately $114.0 million.

The Bank is a community-oriented savings bank headquartered in South Philadelphia which was originally organized in 1886 as a Pennsylvania-chartered building and loan association known as “The South Philadelphia Building and Loan Association No. 2.” The Bank grew through a number of mergers with other mutual institutions with the last merger being with Continental Savings and Loan Association in 1983. The Bank converted to a Pennsylvania-chartered savings bank in August 2004. The banking office network currently consists of the headquarters and main office and five full-service branch offices. Five of the banking offices are located in Philadelphia (Philadelphia County) and one is in Drexel Hill in neighboring Delaware County, Pennsylvania. The Bank maintains ATMs at all of the banking offices. We also provide on-line and mobile banking services.

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. The Company’s principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities and calls of investment securities and interest-bearing deposits, funds provided from operations and funds borrowed from the Federal Home Loan Bank of Pittsburgh. These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and consumer loans. We are an active originator of residential home mortgage loans in the market area, including loans in excess of $417,000 (which are referred to as “jumbo loans”). Traditionally, the Bank focused on originating long-term single-family residential mortgage loans for portfolio. Although we had been involved in construction lending, beginning in fiscal 2003, we began to significantly increase our involvement in construction and land development lending. However, due to the recession and the decline in real estate values, we curtailed our construction lending activities starting in 2008. In view of the modest minor improvement’s in the local economy, the Company has returned to lend locally in construction and land development loans within it’s general market area. Construction and land development loans increased from $14.9 million or 5.7% of the total loan portfolio at September 30, 2012 to $21.8 million or 6.2% of the total loan portfolio at September 30, 2016. The Company also increased its commercial real estate loans from $19.3 million or 7.4% of the total loan portfolio at September 30, 2012 to $79.9 million or 22.7% of the total loan portfolio at September 30, 2016. See “-Asset Quality”.

The investment and mortgage-backed securities portfolio increased by $34.8 million to $178.7 million at September 30, 2016 from $143.9 million at September 30, 2015. This increase was primarily due to the purchase of $49.6 million of mortgage-backed securities, $25.5 million in corporate debt and $30.5 million of U.S. government agency obligations investment securities. Also contributing to the increase was the improvement in the unrealized value of the available for sale portfolio. This increase was partially offset by the $53.7 million received from called securities, $11.6 million from in sales and $4.3 million in principal payments. The Company recorded approximately $418,000 in gains from the sale of mortgage-backed securities. At September 30, 2016, the investment and mortgage-backed securities had an aggregate net unrealized gain of $1.5 million compared with the unrealized gain of $27,000 as of September 30, 2015, which was primarily due to recent decreases in the yield on longer term U.S. treasury bond yields which resulted in an improvement in the fair value of our available-for-sale securities.

At September 30, 2016, the Company’s non-performing assets totaled $16.5  million or 2.9% of total assets as compared to $14.8 million or 3.0% of total assets at September 30, 2015, of which was primarily due to the placement on non-accrual of the entire amount of the Company’s largest loan relationship totaling $12.3 million and consisting of nine loans. Non-performing assets at September 30, 2016 included five construction loans aggregating $10.3 million, 18 one-to-four family residential loans aggregating $3.4 million, one single-family residential investment property loan totaling $1.4 million and three commercial real estate loans aggregating $1.5 million. At September 30, 2016, the Company had eleven loans aggregating $8.2 million that were classified as troubled debt restructurings (“TDRs”). Three of such loans aggregating $5.7 million as of September 30, 2016 were classified as non-performing as a result of not achieving a sufficiently long payment history, under the restructured terms, to justify returning the loans to performing (accrual) status. Two of these three loans totaling $4.3 million (which are part of the Company’s largest relationship referenced above) are over 90 days past due resulting from the discontinuation of funding by the Company due to the re-negotiation of the project’s cash flows and the other residential loan of approximately $1.4 million has made all of its required payment to date, but the Company has not changed the loan to a performing status. The remaining eight TDRs have performed in accordance with the terms of their revised agreements. As of September 30, 2016, the Company had reviewed $19.4 million of loans for possible impairment of which $14.6 million was deemed classified as substandard compared to $16.8 million reviewed for possible impairment and $12.4 million of which was classified substandard as of September 30, 2015. The allowance for loan losses totaled $3.2 million, or 0.9% of total loans and 20.59% of total non-performing loans at September 30, 2016. See “-Asset Quality”.

The executive offices are located at 1834 West Oregon Avenue, Philadelphia, Pennsylvania and the Company’s telephone number is (215) 755-1500.

Proposed Merger with Polonia Bancorp

On June 2, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Polonia Bancorp, Inc. (“Polonia Bancorp” or “Polonia”). Pursuant to the Merger Agreement, Polonia Bancorp will merge with and into the Company (the “Merger”) and Polonia Bancorp’s wholly owned subsidiary, Polonia Bank, a federally chartered savings bank, will merge with and into the Bank.

At the effective time of the Merger, each outstanding share of Polonia Bancorp common stock will be converted into the right to receive, at the election of the Polonia Bancorp shareholder (subject to certain conditions, including conditions relating to pro-ration): (i) 0.7591 of a share of Company common stock (the “Exchange Ratio”) or (ii) $11.28 in cash (the “Per Share Cash Consideration” and collectively with the Exchange Ratio, the “Merger Consideration”), subjected to adjustment as described below. The election of shares of Company stock or cash will be subject to proration such that 50% of the issued and outstanding shares of Polonia Bancorp common stock will be exchanged for Company common stock and 50% will be exchanged for cash. Options to purchase Polonia Bancorp common stock outstanding at the effective time of the Merger will fully vest and be exchanged for a cash payment equal to the difference, if positive, between the Per Share Cash Consideration under the Merger Agreement and the corresponding exercise price of such option.

The Merger Consideration is subject to adjustment in certain limited situations. In the event that Polonia Bancorp Consolidated Stockholders’ Equity, as calculated in accordance with the terms of the Merger Agreement, is less than $37.4 million as of the Final Statement Date, as defined in the Merger Agreement, then the Exchange Ratio and the Per Share Cash Consideration will be adjusted downward to reflect the amount of the difference between $37.4 million and the Polonia Bancorp Consolidated Stockholders’ Equity as of the Final Statement Date. The Merger Consideration is subject to potential upward adjustment to reflect the after-tax impact of certain recoveries experienced by Polonia Bancorp, if any, achieved prior to the Final Statement Date as specified in the Merger Agreement. In such situation, the Exchange Ratio and the Per Share Cash Consideration, as they may have been adjusted downward as noted above, will be correspondingly adjusted to reflect the amount of such after-tax recoveries.

Market Area and Competition

The primary market area is Philadelphia, in particular South Philadelphia and Center City, as well as Delaware County. We also conduct business in Bucks, Chester and Montgomery Counties which, along with Delaware County, comprise the suburbs of Philadelphia. We also make loans in contiguous counties in southern New Jersey and to a lesser extent, the entire Mid-Atlantic region.

We face substantial competition from other financial institutions in our service area, especially from many local community banks, as well as many local credit unions. Competition among financial institutions is based upon a number of factors, including the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credit services, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, applicable lending limits. Many of the financial institutions with which we compete have greater financial resources than we do, and offer a wider range of deposit and lending products.

We believe that an attractive niche exists serving small to medium sized business customers not adequately served by our larger competitors, and we will seek opportunities to build commercial relationships to complement our retail strategy. We believe small to medium-sized businesses will continue to respond in a positive manner to the attentive and highly personalized service we provide.

Lending Activities

General. At September 30, 2016, the net loan portfolio totaled $344.9 million or 61.6% of total assets. The Company has changed its lending philosophy and started to originate and maintain loans secured by multi-family and commercial real estate which comprise 26.2% of the loan portfolio. Management believes it has the expertise to underwrite these types of loans which management believes will add to earnings while reducing interest rate risk due to the generally shorter contractual maturity of such loans. The Company still holds $233.5 million of residential real estate loans collateralized by one- to- four family, also known as “single-family”, homes secured by properties located, in substantially all cases, in the Company’s market area.

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

Loan Portfolio Composition. The following table shows the composition of the loan portfolio by type of loan at the dates indicated.

	September 30,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential (1)	$233,531	66.36%	$259,163	78.40%	$282,637	85.47%	$270,791	87.81%	$222,793	84.65%
Multi-family residential	12,478	3.55%	6,249	1.90%	7,174	2.17%	5,716	1.85%	5,051	1.92%
Commercial real estate	79,859	22.69%	25,799	7.80%	16,113	4.87%	19,506	6.33%	19,333	7.35%
Construction and land development	21,839	6.21%	38,953	11.78%	22,397	6.77%	11,356	3.68%	14,873	5.65%
Total real estate loans	347,707	98.81%	330,164	99.89%	328,321	99.28%	307,369	99.67%	262,050	99.56%
Commercial business	99	0.03%	0	0.00%	1,976	0.60%	588	0.19%	632	0.24%
Leasses	3,286	0.93%	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Consumer	799	0.23%	392	0.11%	399	0.12%	438	0.14%	523	0.20%
Total loans	351,891	100.00%	330,556	100.00%	330,696	100.00%	308,395	100.00%	263,205	100.00%
Less:
Undisbursed portion of loans in process	5,371		17,097		9,657		1,676		1,629
Deferred loan costs	(1,697)		(2,104)		(2,449)		(2,151)		(989)
Allowance for loan losses	3,269		2,930		2,425		2,353		1,881
Net loans	$344,948		$312,633		$321,063		$306,517		$260,684

(1)	Includes home equity loans totaling $3.8 million, $4.1 million, $5.0 million, $6.2 million and $8.1 million as of September 30, 2016, 2015, 2014, 2013 and 2012, respectively. Also includes line of credits totaling $7.4 million, $8.5 million,, $10.0 million, $9.5 million and $11.7 million , as of September 30, 2016, 2015, 2014, 2013 and 2012, respectively .

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of loans as of September 30, 2016, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One-to-Four			Construction
	Family	Multi-family	Commercial	and Land	Commercial
	Residential	Residential	Real Estate	Development	Business	Leases	Consumer	Total
	(In Thousands)
Amounts due after September 30, 2016 in:
One year or less	$5,537	$-	$2,490	$6,091	$99	$263	$102	$14,582
After one year through two years	7,938	-	1,877	10,227	-	733	15	20,790
After two years through three years	6,334	335	9	5,521	-	1,356	80	13,635
After three years through five years	11,014	2,615	5,366	-	-	934	314	20,243
After five years through ten years	50,624	9,300	52,363	-	-	-	288	112,575
After ten years through fifteen years	48,160	62	4,177	-	-	-	-	52,399
After fifteen years	103,924	166	13,577	-	-	-	-	117,667
Total	$233,531	$12,478	$79,859	$21,839	$99	$3,286	$799	$351,891

The following table shows the dollar amount of all loans due after one year from September 30, 2016, as shown in the table above, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
	(In Thousands)

One- to four-family residential (1)	$160,820	$67,174	$227,994
Multi-family residential	10,987	1,491	12,478
Commercial real estate	61,755	15,614	77,369
Construction and land development	15,748	-	15,748
Leases	3,023	-	3,023
Consumer	697	-	697
Total	$253,030	$84,279	$337,309

(1)	Includes home equity loans and lines of credit.

The Bank originates construction and development loans and commercial real estate loans with fixed rates and shorter contractual maturities (than is generally the case for residential mortgage loans). To a lesser extent five, seven and 10 year hybrid adjustable-rate mortgage loans, consisting primarily of one-to-four family residential mortgage loans are also originated for retention in the portfolio. The interest rate is initially fixed for a specified period (five, seven or 10 years) and then converts to an adjustable interest rate which adjusts each year thereafter for the remainder of the loan term. The seven and 10 year adjustable-rate mortgages have artificially low initial interest rates at the date of origination commonly known as “teaser rates.” Most of the “hybrid” loans are originated in connection with the origination of jumbo residential mortgage loans.

Loan Originations. The Bank’s lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management. Loan originations are obtained through a variety of sources, including existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. Consumer loan applications are taken at any of our offices while loan applications for all other types of loans, including home equity and home equity line of credits, are taken only at our main office. All loan applications are processed and underwritten centrally at our main office.

Single-family residential mortgage loans are generally written on standardized documents used by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”). Property valuations of loans secured by real estate are undertaken by independent third-party appraisers approved by the board of directors and are reviewed internally before acceptance. At both September 30, 2016 and September 30, 2015, the Company had no real estate loans that would be considered subprime loans, which we define as mortgage loans advanced to borrowers who do not qualify for loans bearing market interest rates because of problems with their credit history.  The Bank does not originate and has not in the past originated subprime loans.

We also purchase participation interests in larger balance loans, typically commercial real estate loans, from other financial institutions in our market area. Such participations are reviewed for compliance, are underwritten independently in accordance with our underwriting criteria and are approved before they are purchased by the Management Loan Committee and one of the following: the President’s Committee, the Executive Committee or the full board, based upon the amount of participation being purchased. Generally, loan purchases have been without any recourse to the seller. However, we actively monitor the performance of such loans through the receipt of regular updates, including inspection reports, from the lead lender regarding the loan’s performance, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements of the borrower from the lead lender. These loans are subjected to regular internal reviews in accordance with our loan policy.

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

As part of the Bank’s loan policy, we are permitted, to make loans to one borrower and related entities in an aggregate amount of up to 15% of the capital accounts of the Bank which consist of the aggregate of its capital, surplus, undivided profits, capital securities and allowance for loan losses. At September 30, 2016, the Bank’s internal “guidance” limit is $10.0 million to one borrower as a threshold. The Bank is permitted to exceed in certain situations subject to the approval of the Board of Directors subject to the overall legal/regulatory lending limit which was calculated to be $15.5 million at September 30, 2016. At September 30, 2016, our three largest loans to one borrower and related entities amounted to $14.4 million, $12.2 million and $7.8 million. As of this date, the largest relationship of $14.4 million consisted of five construction loans with a disbursed balance totaling $10.3 million ($2.1 million available in loans in process), two commercial real estate loans totaling $1.3 million and three residential mortgages totaling $711,000. The second largest relationship of $12.2 million was a participation loan to fund the acquisition of a six-story, 38-unit condominium project with retail space on the first floor located in Brooklyn, New York. The third relationship totaling $7.8 million consists of two loans consisting of: one loan in the amount of $6.5 million secured by a 40-unit building used for student housing and a second loan in the amount of $1.3 million secured by a nine-unit student housing building, both located in Philadelphia, Pennsylvania. For more information regarding these loans, see “-Lending Activities - Construction and Land Development Lending.”

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2016	2015	2014
	(In Thousands)
Loan originations (1)
One- to four-family residential	$12,269	$14,825	$39,660
Multi-family residential	7,936	57	3,272
Commercial real estate	57,630	21,644	5,936
Construction and land development	4,742	23,659	17,461
Commercial business	99	153	2,191
Leases	3,725	-	-
Consumer	863	154	114
Total loan originations	87,264	60,492	68,634
Loans purchased	-	-	-
Total loans originated and purchased	87,264	60,492	68,634
Loans transferred to real estate owned	581	869	83
Loan principal repayments	53,965	67,105	53,554
Total loans sold and principal repayments	54,546	67,974	53,637
Decrease due to other items, net (2)	(403)	(948)	(451)
Net increase (decrease) in loan portfolio	$32,315	$(8,430)	$14,546

(1)	Includes loan participations with other lenders.

(2)	Other items consist of the undisbursed portion of loans in process, deferred fees and the allowance for loan losses. The 2016 balance consisted of the $225,000 provision for loan losses recorded to the allowance and the $177,000 amortization of net loan fees. The 2015 balance consisted of the $735,000 provision for loan losses recorded to the allowance and the $214,000 amortization of net loan fees. The 2014 balance consisted of a $240,000 provision for loan losses recorded to the allowance and the $211,000 amortization of net loan fees.

One-to-Four Family Residential Mortgage Lending. A prudent lending activity continues to be the origination or purchase of loans secured by first mortgages on one-to-four family residential properties located in the Company’s market area. Our single-family residential mortgage loans are obtained through the lending department and branch personnel and to a lessor extend through correspondents. The balance of such loans increased, on a dollar basis, from $222.8 million or 84.7% of total loans at September 30, 2012 to $233.5 million, or 66.4% of total loans at September 30, 2016. The percentage of total loans such loans represented has decreased as our focus has shifted to the origination of commercial real estate loans.

Single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae. We have retained for portfolio a substantial portion of the single-family residential mortgage loans that we historically originate, including our jumbo residential mortgage loans, only selling certain long-term, fixed-rate loans bearing interest rates below certain levels established by the board. During fiscal year ended 2016, the Company sold five single-family residential loans servicing released totaling $450,000 for a gain $11,000 We service all loans that we have originated and retained. We currently offer adjustable-rate mortgage and balloon loans, which are structured as shorter term fixed-rate loans (generally 10 years or less) followed by a final payment of the full amount of the principal due at the maturity date. Due to the interest rate environment, originations of such loans have been limited in recent years. However, in recent periods we have offered “hybrid” adjustable-rate loans in order to increase the interest-rate sensitivity of the single-family residential mortgage loan portfolio, which loans have been more attractive to customers than traditional adjustable-rate loans since the initial interest rate is initially fixed for a specified period. At September 30, 2016, $67.2 million, or 29.5%, of our one-to-four family residential loan portfolio consisted of adjustable-rate loans. We also originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20 or 30 years, for resale in the secondary market.

While continuing to operate in the historically low current interest rate environment and to assist in the implementation of our asset/liability management policy, we have placed an emphasis on the origination of single-family mortgage loans to be sold in the secondary markets.

We underwrite one- to-four family residential mortgage loans with loan-to-value ratios of up to 95%, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property. We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. A licensed appraiser appraises all properties securing one-to-four family first mortgage loans. Our mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property.

Our single-family residential mortgage loans also include home equity loans and lines of credit, which amounted to $3.8 million and $7.4 million, respectively, at September 30, 2016. The unused portion of home equity lines was $3.5 million at such date. Our home equity loans are fully amortizing and have terms to maturity of up to 20 years. While home equity loans also are secured by the borrower’s residence, we generally obtain a second mortgage position on these loans. Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 80% or less at time of origination, although the preponderance of our home equity loans have combined loan-to-value ratios of 75% or less at time of origination. We also offer home equity revolving lines of credit with interest tied to the Wall Street Journal prime rate plus a stipulated margin. Generally, we have a second mortgage on the borrower’s residence as collateral on our home equity lines. In addition, our home equity lines generally have loan-to-value ratios (combined with any loan secured by a first mortgage) of 75% or less at time of origination. Our customers may apply for home equity lines as well as home equity loans at any banking office. While there has been decline in some collateral values due to the continued weak real estate market, we believe our conservative underwriting guidelines have minimized our exposure in that regard.

Construction and Land Development Lending. We have maintained our emphasis on construction and land development loans originations because construction loans have shorter terms to maturity, provide an attractive yield and generally have either higher fixed interest rates or adjustable interest rates. We have focused our construction lending on making loans to developers and homebuilders with whom we have long-standing relationships within our primary market area to acquire, develop and build single-family residences or condominium projects. Our construction loans include, to a lesser extent, loans for the construction of multi-family residential or mixed-use properties. At September 30, 2016, our construction and loan development loans amounted to $21.8 million, or 6.2% of our total loan portfolio. This amount includes $5.4 million of undisbursed loans in process. The average size of our construction and land development loans, excluding loans to our largest lending relationship, was approximately $630,000 at September 30, 2016. Our construction loan portfolio has modestly increased since September 30, 2012 when construction loans amounted to $14.9 million or 5.65% of our total loan portfolio as compared to $21.8 million or 6.2% of our total loan portfolio at September 30, 2016.

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

As of September 30, 2016, we had extended five construction and land development loans to a local developer aggregating $10.3 million with a total exposure of $14.4 million. As a part of the workout the Bank extended two construction loans in the amount of $5.4 million in November 2014. This loan is being used to develop a 169 unit mixed townhome and condominium single-family residential community. Currently 12 units are approximately 70% completed with land improvements pertaining to these units being preformed. As of September 30, 2016, construction stopped, resulting from law suits filed by both the borrower and  the Company . The Company believes that the project will resume upon the determination of the courts anticipates the proceeds on unit sales will be used to pay down the borrower’s remaining obligation. As a result of the extension of the additional construction loans, the Board determined to grant an exception to the Bank’s internal loans-to-one borrower limit. As of September 30, 2015, a total of $1.5 million has been disbursed. A third loan is a $3.6 million construction and land development loan to purchase land for the future development of 39 single-family residential real estate units. The loan is a variable-rate loan indexed to the Wall Street Journal prime rate plus a margin with a floor of 5.5%. During 2011, a new appraisal revealed that the market value of the collateral had substantially decreased in value. The borrower subsequently agreed to provide additional collateral to secure this loan resulting in a revised loan-to-value ratio of 73%. This loan had its maturity extended to December 2016 and was classified as a trouble debt restructured loan. The fourth loan is a $2.4 million construction and land development loan containing 25 residential lots and one fully constructed unit. The loan is a variable-rate loan indexed to the Wall Street Journal prime rate plus a margin with a floor of 6.0% where the maturity date of July 2016 has passed. A foreclosure complaint is being filed. The remaining construction and land development loan has an outstanding balance of $1.3 million and is secured by the 169 residential lots in the referenced mixed town homes and condominium project noted above. All five construction and land development loans are classified “substandard” and considered to be in a work-out situation as part of the borrower’s total relationship.

The second largest construction loan was in the amount of $2.6 million of which $1.1 million has been disbursed as of September 30, 2016. This loan was originated February 2016. The proceeds were used to acquire and develop five single family residential properties located in Philadelphia, Pennsylvania.

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

Multi-Family Residential and Commercial Real Estate Loans. At September 30, 2016, multi-family residential and commercial real estate loans amounted in the aggregate to $92.3 million or 26.2% of the total loan portfolio.

The commercial real estate and multi-family residential real estate loan portfolio consists primarily of loans secured by small office buildings, strip shopping centers, small apartment buildings and other properties used for commercial and multi-family purposes located in the Company’s market area. At September 30, 2016, the average commercial and multi-family real estate loan size was approximately $888,000. The largest multi-family residential or commercial real estate loan at September 30, 2016 was a $12.2 million fixed-rate loan secured by 38-unit luxury condominium building located in Brooklyn, New York with retail space on the first floor. This loan recently closed and has not been required to make its first scheduled payment. The second largest multi-family residential or commercial real estate loan at September 30, 2016 was a $6.5 million fixed-rate loan used to develop a nine unit apartment building for student housing located in Philadelphia, PA. Substantially all of the properties securing the multi-family residential and commercial real estate loans are located in the Company’s primary lending area.

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

During the past year, the Company has shifted its emphasis to originate and portfolio more multi-family and commercial real estate loans, due to their higher yield and shorter duration. Although some delinquencies have existed with respect to these types of loans in our portfolio, no losses have been incurred over the past several years.

Consumer Lending Activities. We offer various types of consumer loans such as loans secured by deposit accounts and unsecured personal loans. Consumer loans are originated primarily through existing and walk-in customers and direct advertising. At September 30, 2016, $799,000, or 0.2% of the total loan portfolio consisted of consumer loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans. However, consumer loans have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.

Commercial Business Loans. At September 30, 2016, commercial business loans consisted of one loan that amounted to $99,000. The Bank re-classed its one commercial business loan upon an impairment review and prepared an impairment review as of September 30, 2016. Management has determined no impairment was necessary. The Bank anticipates being able to originate commercial business loans during fiscal year 2017.

Commercial business loans are made to small to mid-sized businesses in our market area primarily to provide working capital. Small business loans may have adjustable or fixed rates of interest and generally have terms of three years or less but may be as long as 15 years. Our commercial business loans have historically been underwritten based on the creditworthiness of the borrower and generally require a debt service coverage ratio of at least 120%. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to commercial business loans and frequently obtain real estate as additional collateral.

Leases. The Company purchases small business equipment leases through a relationship with a local Lender specializing in originating such loans. These leases are purchased based on remaining cash flow’s present value on an agreed upon yield. This Lender provides the servicing for leases purchased.

Loan Approval Procedures and Authority. Our Board of Directors establishes the Bank’s lending policies and procedures. Our various lending policies are reviewed at least annually by our management team and the Board in order to consider modifications as a result of market conditions, regulatory changes and other factors.

The Company maintains separate loan approval committees with tiered levels of approvals. Management Loan Committee, comprised of Chief Operating Officer (“COO”), Chief Lending Officer (“CLO”), Chief Credit Officer (“CCO”), Chief Financial Officer (“CFO”) and the Controller has lending approval authority up to $2.5 million. The next tier in the approval process, with an approval range of $2.5 million to $5.0 million, is the President’s Loan committee, comprised of the Chief Executive Officer (”CEO”) and the COO. Level three of approval authority in the range of $5.0 million to $10.0 million is the Executive Committee, comprised of two rotating board of director members and the CEO. All loans in excess of $10.0 million must be presented to the full board of directors for approval. All loans submitted to the top tiers of approval must be recommended for approval by the Management Loan Committee. For single-family residential loans originated for sale in the secondary market are processed through underwriting software and are reviewed for approval by two senior officers in the lending department.

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

We account for our impaired loans in accordance with generally accepted accounting principles. An impaired loan generally is one for which it is more likely than not, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, construction and land development and commercial business loans are individually evaluated for impairment on at least a quarterly basis by management .. All loans classified as substandard as part of the loan review process or due to delinquency status are evaluated for potential impairment. There were $19.4 million of loans evaluated for impairment as of September 30, 2016 (of which $12.3 million are related to the Bank’s largest borrower), consisting of $10.3 million of construction and land development loans, $5.6 million of one-to-four family residential loans, $3.2 million of commercial real estate loans, a $335,000 multi-family loan and a $99,000 commercial business loan. Although no specific allocations were applied to these loans, there were partial charge-offs of $311,000. As of September 30, 2016, there were five loans totaling $2.6 million designated as special mention loans consisting of three single-family residential loans aggregating $1.7 million, and two commercial real estate loans aggregating $943,000. As of September 30, 2015 there were eight loans totaling $3.4 million designated as special mention loans, consisting of five single-family residential loans aggregating $2.1 million, two commercial real estate loans aggregating $965,000 and a multi-family residential loan totaling $351,000.

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

We review and classify assets on no less frequently than a quarterly basis and the Board of Directors is provided with reports on our classified and criticized assets. We classify assets in accordance with the management guidelines described above. At September 30, 2016 and 2015, we had no assets classified as “doubtful” or “loss” and $14.6 million and $12.4 million, respectively, of assets classified as “substandard.” In addition, there were $2.6 million and $3.4 million of loans designated as “special mention” as of September 30, 2016 and 2015, respectively. There was one loan totaling $1.4 million classified as non-performing included in the loans classified “special mention” as of September 30, 2016. See –“Construction and Land Development Lending”. For a discussion of our largest lending relationship which was classified as substandard during fiscal 2014 and designated as non-performing during fiscal 2016,”see also -“Non-Performing Loans and Real Estate Owned.”

Delinquent Loans. The following table shows the delinquencies in the loan portfolio as of the dates indicated.

	September 30, 2016				September 30, 2015
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in Thousands)

One- to-four family residential	8	$1,860	17	$2,767	7	$1,462	13	$2,032
Multi-family residential	-	-	-	-	-	-	-	-
Commercial real estate	-	-	1	1,346	2	504	1	181
Construction and land development	-	-	5	10,288	-	-	-	-
Commercial business	-	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-	-
Total delinquent loans	8	$1,860	23	$14,401	9	$1,966	14	$2,213
Delinquent loans to total net loans	0.54%		4.17%		0.63%		0.71%
Delinquent loans to total loans	0.53%		4.09%		0.59%		0.67%

Non-Performing Loans and Real Estate Owned. The following table sets forth information regarding non-performing loans and real estate owned. The Company’s general policy is to cease accruing interest on loans which are 90 days or more past due and to reverse all accrued interest. At September 30, 2016, all of the loans listed as 90 or more days past due in the table above were in non-accrual status. At September 30, 2016, the Company had eleven loans aggregating $8.2 million that were classified as troubled debt restructurings (“TDRs”). As of September 30, 2016, eight of the TDRs were performing in accordance with their restructured terms. Three of such loans aggregating $5.7 million as of September 30, 2016 were classified as non-performing of which two totaling $5.0 million are related to our largest lending relationship and the remaining one for $700,000 remained on non-accrual status as a result of not achieving a sufficiently sustained payment history under the restructured terms to justify returning the loan to performing (accrual) status.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal or interest and real estate owned) at the dates indicated.

	September 30,
	2016		2015	2014	2013	2012
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$4,244	(1)	$3,547 (1)	$5,002 (1)	$4,259 (1)	$12,904
Multi-family residential	-		-	-	-	-
Commercial real estate	1,346	(1)	1,589 (1)	877 (1)	2,375 (1)	597
Construction and land development	10,288	(1)	8,796	-	-	517
Commercial business	-		-	-	-	-
Consumer	-		-	-	-	-
Total non-accruing loans	15,878		13,932	5,879	6,634	14,018
Accruing loans 90 days or more past due:
One- to four-family residential	-		-	-	-	-
Multi-family residential	-		-	-	-	-
Commercial real estate	-		-	-	-	-
Construction	-		-	-	-	-
Commercial business	-		-	-	-	-
Consumer	-		-	-	-	-
Total accruing loans 90 days or more past due	-		-	-	-	-
Total non-performing loans (2)	15,878		13,932	5,879	6,634	14,018
Real estate owned, net (3)	581		869	360	406	1,972
Total non-performing assets	$16,459		$14,801	$6,239	$7,040	$15,990

Total non-performing loans as a percentage of loans,	4.56%		4.21%	1.83%	2.16%	5.38%

Total non-performing loans as a percentage of total assets	2.84%		2.86%	1.12%	1.09%	2.86%

Total non-performing assets as a percentage of total assets	2.94%		3.04%	1.19%	1.16%	3.26%

(1)Includes at: (i) September 30, 2016, $5.7 million of troubled debt restructurings (TDRs) that were classified non-performing consisting of a $3.6 million construction and land development loan, a $1.4 million one-to-four family loan and a $729,000 commercial real estate loan; (ii) September 30, 2015, $5.8 million of TDRs that were classified non-performing consisting of a $3.6 million construction and land development loan, a $1.4 million one-to-four family loan and a $737,000 commercial real estate loan; (iii) September 30, 2014, $2.4 million of TDRs that were classified non-performing consisting of a $1.5 million one-to-four family loan and a $877,000 commercial real estate loan, (iv) at September 30, 2013, $2.1 million of TDRs consisting of a one-to-four family loan in the amount of $157,000 and five commercial real estate loans totaling $1.9 million; and (v) September 30, 2012, $8.1 million of TDRs consisting of five loans to the same borrower related to a 133-unit condominium project that was resolved in fiscal 2013.

(2)Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

(3)Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Interest income on non-accrual loans is recognized on the cash basis until either the loan is paid-in full or the Bank determines after a significant payment history has been achieved to warrant the involved loan being classified as a performing loan and being returned to accruing status. There was $175,000 of such interest recognized during fiscal 2016 while there was $605,000 of such interest recognized for non-accrual loans for fiscal 2015. Approximately $412,000 in additional interest income would have been recognized during the year ended September 30, 2016 if these loans had been performing during fiscal 2016.

At September 30, 2016, the Company’s non-performing assets totaled $16.5 million or 2.9% of total assets as compared to $14.8 million or 3.0% of total assets at September 30, 2015. All of the increase was due to the placement on non-accrual of the entire amount of the Company’s largest loan relationship totaling $12.3 million and consisting of nine loans. Non-performing assets at September 30, 2016 included five construction loans aggregating $10.3 million, 17 one-to-four-family residential loans aggregating $2.9 million, one single-family residential investment property loan totaling $1.4 million and two commercial real estate loans aggregating $1.3 million. Non-performing assets also included at September 30, 2016 two real estate properties consisting of one single-family residential property totaling $374,000 and a commercial real estate property totaling $207,000. At September 30, 2016, the Company had 11 loans aggregating $8.2 million that were classified as TDRs. Three of such loans aggregating $5.7 million as of September 30, 2016 were classified as non-performing as a result of not achieving a sufficiently long payment history, under the restructured terms, to justify returning the loans to performing (accrual) status. Two of these three loans totaling $4.3 million (which are part of the Company’s largest relationship referenced above) are over 90 days past due resulting from the discontinuation of funding by the Company of the development project due to the re-negotiation of the project’s future direction to completion. The third loan, consisting of a residential loan of approximately $1.4 million, has made all of its required payments to date, but the Company has not returned the loan to performing status due to concerns with regard to the borrower’s ability to make remaining payments due. The remaining eight TDRs have performed in accordance with the terms of their revised agreements. As of September 30, 2016, the Company had reviewed $19.4 million of loans for possible impairment of which $14.6 million was deemed classified as substandard compared to $16.8 million reviewed for possible impairment and $12.4 million of which was classified substandard as of September 30, 2015.

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

The carrying value of loans is periodically evaluated and the allowance is adjusted accordingly. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments that differ from those of management. As of September 30, 2016, our allowance for loan losses of $3.3 million was 0.9% of total loans receivable and 20.6% of non-performing loans.

Charge-offs on loans totaled $11,000 and $384,000 for the years ended September 30, 2016 and 2015, respectively. The charge-offs during fiscal 2016 and 2015 were primarily the result of the decline in the collateral value on certain collateral dependent loans which are classified as substandard. Management took a prudent approach in writing down all substandard loans to the net realizable value of the applicable underlying collateral.

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

The following table shows changes in the allowance for loan losses during the periods presented.

	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Total loans outstanding at end of period	$351,891	$330,556	$330,696	$308,395	$263,205
Average loans outstanding	327,877	323,398	319,126	278,582	242,781
Allowance for loan losses, beginning of period	2,930	2,424	2,353	1,881	3,364
Provision (recovery) for loan losses	225	735	240	(500)	725
Charge-offs:
One-to-four family residential	11	384	215	154	1,905
Multi-family residential and commercial real estate	-	-	-	-	-
Construction and land development	-	-	-	-	303
Commercial business	-	-	-	-	-
Consumer	-	-	-	-	-
Total charge-offs	11	384	215	154	2,208
Recoveries on loans previously charged off	125	155	46	1,126	-
Allowance for loan losses, end of period	$3,269	$2,930	$2,424	$2,353	$1,881

Allowance for loan losses as a percent of total loans	0.94%	0.93%	0.75%	0.77%	0.71%
Allowance for loan losses as a percent of non-performing loans	20.59%	21.03%	41.24%	35.47%	13.42%
Ratio of net charge-offs during the period to average loans outstanding during the period	-0.03%	0.07%	0.05%	NM*	0.91%

* Not meaningful.

The following table shows how the allowance for loan losses is allocated by type of loan at each of the dates indicated.

	September 30,
	2016		2015		2014		2013		2012
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %
	of	of Total	of	of Total	of	of Total	of	of Total	of	of Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans

	(Dollars in Thousands)
One-to-four family residential	$1,624	66.40%	$1,636	78.40%	$1,663	85.47%	$1,384	87.81%	$830	84.65%
Multi-family residential	137	3.50%	66	1.90%	66	2.17%	22	1.85%	7	1.92%
Commercial real estate	859	22.70%	231	7.80%	122	4.87%	70	6.33%	125	7.35%
Construction and land development	318	6.20%	725	11.80%	323	6.77%	653	3.68%	745	5.65%
Commercial business	1	0.00%	-	0.00%	15	0.60%	4	0.19%	3	0.24%
Leases	21	0.90%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Consumer	10	0.30%	4	0.10%	4	0.12%	2	0.14%	1	0.20%
Unallocated	299	-	268	-	231	-	218	-	170	0.00%
Total allowance for loan losses	$3,269	100.00%	$2,930	100.00%	$2,424	100.00%	$2,353	100.00%	$1,881	100.00%

The aggregate allowance for loan losses increased by $339,000 from September 30, 2015 to September 30, 2016, due to a provision of $225,000 and a net recovery of $114,000 recorded during the period. During the year ended September 30, 2016, we recorded a provision in the amount of $225,000 primarily due to the increase in the level of commercial real estate loans. Fluctuations in the allowance may occur based on management’s consideration of the known and inherent losses in the loan portfolio that are reasonably estimable as well as current qualitative and quantitative risk factors at the time of the analysis.

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

Investments in mortgage-backed securities involve the risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Further, privately issued mortgage-backed securities and CMOs also have a higher risk of default due to adverse changes in the creditworthiness of the issuer. Management’s practice is generally to not invest in such securities. See further discussion in Note 5 of the Notes to Consolidated Financial Statements included in Item 8 herein.

The Company has portfolio corporate debt securities with an investment grade rating from one of the three largest rating agencies, Standard and Poors, Moody’s and Fitch. In purchasing these types of securities, the Company looks for known publically trading entities along with utilizing the credit department to underwrite each issuing entity as if it were a direct commercial loan. The mortgage-backed securities consist both of mortgage pass-through and collateralized mortgage obligations guaranteed Ginnie Mae, Fannie Mae or Freddie Mac. At September 30, 2014, the Company had sold the remaining portfolio of non-agency securities.

At September 30, 2016, the investment and mortgage-backed securities portfolio amounted to $178.7 million or 31.9% of total assets at such date. The largest component of the securities portfolio as of September 30, 2016 consisted of mortgage-backed securities which amounted to $98.0 million or 54.9% of the securities portfolio at September 30, 2016. In addition, we invest in U.S Government and agency obligations and to a significantly lesser degree, other securities.

The securities are classified at the time of acquisition as available for sale, held to maturity or trading. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the amortized cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income. At September 30, 2016, we had $40.0 million of investment and mortgage-backed securities classified as held to maturity, $138.7 million of investment and mortgage-backed securities classified as available for sale and no securities classified as trading securities.

The following table sets forth certain information relating to the investment and mortgage-backed securities portfolios at the dates indicated.

	September 30,
	2016		2015		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In Thousands)
Mortgage-backed securities - U.S. Government agencies	$97,289	$98,506	$69,917	$71,047	$85,906	$81,994
U.S. Government and agency obligations	54,487	54,793	73,917	73,254	54,190	54,845
Corporate debt securities	25,411	26,053	-	-	-	-
Total debt securities	177,187	179,352	143,834	144,301	140,096	136,839
FHLMC preferred stock	6	42	6	59	6	70
Total investment and mortgage-backed securities	$177,193	$179,394	$143,840	$144,360	$140,102	$136,909

The following tables set forth the amortized cost of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2016. The Company did not hold any tax-exempt bonds as of September 30, 2016.

	Amounts at September 30, 2016 Which Mature In
			Over One		Over Five
		Weighted	Year	Weighted	Years	Weighted	Over	Weighted		Weighted
	One Year	Average	Through	Average	Through	Average	Ten	Average		Average
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield	Total	Yield

	(Dollars in Thousands)
Bonds and other debt securities:
U.S. Government and agency obligations	$-	-	$1,999	5.50%	$8,000	2.35%	$44,487	2.35%	$54,487	2.62%
Mortgage-backed securities	-	-	4	1.89%	88	4.62%	97,197	2.38%	97,289	2.38%
Corporate debt securities	-	-	2,060	2.97%	22,361	3.37%	991	2.38%	25,411	3.29%
Total	$-	-	$4,063	4.21%	$30,449	3.10%	$142,675	2.37%	$177,187	2.59%

The following table sets forth the purchases and principal repayments of our mortgage-backed securities at amortized cost during the periods indicated.

	At or For the
	Year Ended September 30,
	2016	2015	2014
	(Dollars in Thousands)
Mortgage-backed securities at beginning of period	$69,917	$54,190	$41,550
Purchases	49,639	24,865	23,085
Sale of mortgage-backed securities available for sale	(11,560)	-	(1,779)
Other than temporary impairment of securities (1)	-	-	(16)
Maturities and repayments	(10,768)	(9,372)	(8,936)
Amortizations of premiums and discounts, net	61	234	286
Mortgage-backed securities at end of period	$97,289	$69,917	$54,190
Weighted average yield at end of period	2.38%	2.44%	2.67%

(1)	Impairment primarily relates to non-agency mortgage-backed securities received in the redemption in kind of an investment in a mutual fund. The Company sold the remaining mortgage-backed securities received in the redemption in kind as of September 30, 2014.

Sources of Funds

General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At September 30, 2016, 42.5% of the funds deposited with Prudential Savings were in core deposits, which are deposits other than certificates of deposit.

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

At September 30, 2016, jumbo CDs (certificate of deposit of $100,000 or more) amounted to $88.6 million, of which $86.9 million are scheduled to mature within twelve months subsequent to such date. At September 30, 2016, the weighted average remaining period until maturity of the certificate of deposit accounts was 14.1 months. During fiscal 2016, jumbo CDs from government agencies and other financial institutions were utilized to fund growth.

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	September 30,
	2016		2015		2014
	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount	% of Total Deposits
	(Dollars in Thousands)
Certificate accounts:
Less than 1.00%	$111,678	28.69%	$64,717	17.73%	$74,146	18.96%
1.00% - 1.99%	98,921	25.42%	86,203	23.61%	79,474	20.33%
2.00% - 2.99%	13,117	3.37%	45,121	12.36%	48,105	12.30%
3.00% - 3.99%	-	-	-	-	10,914	2.79%
Total certificate accounts	$223,716	57.48%	$196,041	53.70%	$212,639	54.38%

Transaction accounts:
Savings	71,145	18.28%	70,355	19.27%	73,275	18.73%
Checking:
Interest-bearing	3,804	0.98%	2,293	0.63%	2,327	0.60%
Non-interest-bearing	34,984	8.99%	35,649	9.76%	38,119	9.75%
Money market	55,552	14.27%	60,736	16.64%	64,665	16.54%
Total transaction accounts	$165,485	42.52%	$169,033	46.30%	$178,386	45.62%
Total deposits	$389,201	100.00%	$365,074	100.00%	$391,025	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended September 30,
	2016			2015			2014
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Savings	$73,030	$83	0.11%	$75,203	$208	0.28%	$80,432	$262	0.33%
Interest-bearing checking and money market accounts	90,782	165	0.18%	98,324	323	0.33%	100,303	348	0.35%
Certificate accounts	211,517	2,613	1.24%	207,391	2,899	1.40%	203,083	2,791	1.37%
Total interest-bearing deposits	375,329	$2,861	0.76%	380,918	$3,430	0.90%	383,818	$3,401	0.89%

Non-interest-bearing deposits	2,851			2,241			2,498
Total deposits	$378,180		0.76%	$383,159		0.90%	$386,316		0.88%

The following table shows the deposit cash flows during the periods indicated.

	Year Ended September 30,
	2016	2015	2014
	(In Thousands)
Deposits made	$364,745	$296,394	$345,125
Withdrawals	(343,535)	(325,584)	(499,938)
Interest credited	2,917	3,239	3,090
Total increase (decrease) in deposits	$24,127	$(25,951)	$(151,723)

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at September 30, 2016.

	Maturing in the 12 Months Ending September 30,
Certificates of Deposit	2017	2018	2019	Thereafter	Total
	(In Thousands)
Less than 1.00%	$101,980	$5,730	$-	$-	$107,710
1.00% - 1.99%	20,672	33,894	20,534	27,789	102,889
2.00% - 2.99%	13,117	-	-	-	13,117
Total certificate accounts	$135,769	$39,624	$20,534	$27,789	$223,716

The following tables show the maturities of our certificates of deposit of $100,000 or more at September 30, 2016, by time remaining to maturity.

		Weighted
Quarter Ending:	Amount	Avg Rate
	(Dollars in Thousands)
December 31, 2016	$31,461	0.81%
March 31, 2017	32,915	0.87%
June 30, 2017	15,827	0.85%
September 30, 2017	8,403	0.99%
After September 30, 2017	34,144	1.62%
Total certificates of deposit with balances of $100,000 or more	$122,750	1.07%

Borrowings. From time to time we utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund the operations as part of the operating and liquidity strategy. See “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. These FHLB advances are collateralized primarily by certain mortgage loans and mortgage-backed securities and secondarily by an investment in capital stock of the Federal Home Loan Bank of Pittsburgh. There are no specific credit covenants associated with these borrowings. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank of Pittsburgh. At September 30, 2016, the Company had $35.6 million in outstanding advances with the FHLB, and in addition had the ability to obtain additional advances in the amount of $180.2 million. The Bank utilized the FHLB advances to fund an investment leverage strategy along with funding growth in the loan and investment portfolios.

The following table shows certain information regarding borrowings at or for the dates indicated:

	At or For the Year Ended September 30,
	2016	2015	2014
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$20,000	$162	$340
Maximum amount outstanding at any month-end during the period	8,975	340	340
Balance outstanding at end of period	20,000	0	340
Average interest rate during the period	1.17%	0.00%	0.00%
Weighted average interest rate at end of period	1.23%	0.00%	0.00%

The Company had two FHLB interest-free advances made under a community housing program in which matured during fiscal 2015.

Subsidiaries

The Company has only one direct subsidiary: Prudential Savings Bank. The Bank’s sole subsidiary as of September 30, 2016 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered corporation established to hold investment securities. As of September 30, 2016, PSB had assets of $119.3 million primarily consisting of mortgage-backed and investment securities. We may consider the establishment of one or more additional subsidiaries in the future.

Employees

At September 30, 2016, we had 59 full-time employees, and four part-time employees. None of such employees are represented by a collective bargaining group, and we believe that the Company’s relationship with its employees is good.

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

2010 Regulatory Reform

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

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

•	A new independent consumer financial protection bureau was established, the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed.

•	Deposit insurance on most accounts increased to $250,000.

•	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

•	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Prudential Bancorp:

•	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	The SEC is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•	Public companies are now required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•	A separate, non-binding shareholder vote is now required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•	Securities exchanges are now required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors and executive compensation matters.

•	Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•	Item 402 of Regulation S-K promulgated by the SEC will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees, commencing with fiscal years starting after January 1, 2017.

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

The Dodd Frank Act raises the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% and requires the FDIC to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions). In March 2016, the FDIC adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%. The reserve ratio reached 1.15% effective as of June 30, 2016. This surcharge period begin effective July 1, 2016 and is expected to end by December 31, 2018. Small institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits will apply to reduce regular assessments by 2.0 basis points for quarters when the reserve ratio is at least 1.38%.

Effective July 1, 2016 the FDIC adopted changes that eliminated its risk-based premium system. The FDIC assesses deposit insurance premiums on the assessment base of a depository institution, which is its average total assets reduced by the amount of its average tangible equity. For a small institution (one with assets of less than $10 billion) that has been federally insured for at least five years, effective July 1, 2016, the initial base assessment rate ranges from 3 to 30 basis points, based on the institution’s CAMELS composite and component ratings and certain financial ratios: its leverage ratio; its ratio of net income before taxes to total assets; its ratio of nonperforming loans and leases to gross assets; its ratio of other real estate owned to gross assets; its brokered deposits ratio (excluding reciprocal deposits if the institution is well capitalized and has a CAMELS composite rating of 1 or 2); its one year asset growth ratio (which penalizes growth adjusted for mergers in excess of 10%); and its loan mix index (which penalizes higher risk loans based on historical industry charge off rates).  The initial base assessment rate is subject to downward adjustment (not below 1.5%) based on the ratio of unsecured debt the institution has issued to its assessment base, and to upward adjustment (which can cause the rate to exceed 30 basis points) based on its holdings of unsecured debt issued by other insured institutions. Institutions with assets of $10 billion or more are assessed using a scorecard method. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

Regulatory Capital Requirements. Federally insured state-chartered non-member banks and savings banks are required to maintain minimum levels of regulatory capital. Current FDIC capital standards require these institutions to satisfy a common equity Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement. The common equity Tier 1 capital component generally consists of retained earnings and common stock instruments and must equal at least 4.5% of risk-weighted assets. Leverage capital, also known as “core” capital, must equal at least 3.0% of adjusted total assets for the most highly rated state-chartered non-member banks and savings banks. Core capital generally consists of common stockholders’ equity (including retained earnings). An additional cushion of at least 100 basis points is required for all other savings associations, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the FDIC’s regulations, the most highly-rated banks are those that the FDIC determines are strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Under the risk-based capital requirement, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The FDIC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

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

At September 30, 2016, the Bank exceeded all of its regulatory capital requirements, with Tier 1, Tier 1 common equity, Tier 1 (to risk-weighted assets) and total risk-based capital ratios of 20.41%, 38.57%, 38.57% and 39.70%, respectively.

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

Department Capital Requirements. The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At September 30, 2016, Prudential Savings’s capital ratios exceeded each of its capital requirements.

Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

	Total	Tier 1	Tier 1	Tier 1
Capital Category	Risk-Based Capital	Risk-Based Capital	Common Equity Capital	Leverage Capital
Well capitalized	10% or more	8% or more	6.5% or more	5% or more
Adequately capitalized	8% or more	6% or more	4.5% or more	4% or more
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%

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

At September 30, 2016, the Bank was deemed to be a “well capitalized” institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth the Company and the Bank’s capital position relative to its respective regulatory capital requirements at September 30, 2016.

					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes(1)		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Tier 1 capital (to average assets)
Company	$113,205	20.41%	N/A	N/A	N/A	N/A
Bank	100,552	18.15	$22,157	4.0	$27,697	5.0%
Tier 1 Common (to risk-weighted assets)
Company	113,205	38.57	N/A	N/A	N/A	N/A
Bank	100,552	34.36	13,171	4.5	19,024	6.5
Tier 1 capital (to risk-weighted assets)
Company	113,205	38.57	N/A	N/A	N/A	N/A
Bank	100,552	34.36	17,559	6.0	23,415	8.0
Total capital (to risk-weighted assets)
Company	116,512	39.70	N/A	N/A	N/A	N/A
Bank	103,859	35.49	23,415	8.0	29,268	10.0

(1)	The Company is not subject to the regulatory capital ratios imposed by Basel III on bank holding companies because the Company was deemed to be a small bank holding company as of September 30, 2016.

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

In January 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged. The comment period ended in February 2010. As of September 30, 2016, a final rule has not been adopted.

In June 2010, the federal banking agencies issued comprehensive guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In April 2011, the federal banking agencies and the SEC jointly published proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking. Those proposed regulations apply only to a financial institution or its holding company with $1 billion or more of assets. In June 2016, the federal banking agencies and the SEC published a new proposed rule to implement these provsions.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 11 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At September 30, 2016, the Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Department. At September 30, 2016, the Bank was in compliance with these reserve requirements.

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

Regulatory Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board’s capital adequacy guidelines for bank holding company, on a consolidated basis, are similar to those imposed on the Bank by the FDIC. See “-Regulation of Prudential Savings Bank - Capital Requirements.” Moreover, certain of the bank holding company capital requirements promulgated by the Federal Reserve Board in 2013 became effective as of January 1, 2015. Those requirements establish four minimum capital ratios that Prudential Bancorp had to comply with as of that date as set forth in the table below. However, in May 2015, amendments to the Federal Reserve Board’s small bank holding company policy statement (the “SBHC Policy”) became effective which increased the asset threshold to qualify to utilize the provisions of the SBHC Policy from $500 million to $1.0 billion. Bank holding companies which are subject to the SBHC Policy are not subject to compliance with the regulatory capital requirements set forth in the table below until they exceed $1.0 billion in assets. As a consequence, as of June 30, 2015, Prudential Bancorp was not required to comply with the requirements set forth below until such time that its consolidated total assets exceed $1.0 billion or the Federal Reserve Board determines that Prudential Bancorp is no longer deemed to be a small bank holding company. However, if Prudential Bancorp had been subject to the requirements, it would have been in compliance with such requirements.

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

Volcker Rule Regulations. Regulations adopted by the federal banking agencies to implement the provisions of the Dodd-Frank Act commonly referred to as the Volcker Rule became effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Prudential Bancorp is in compliance with the various provisions of the Volcker Rule regulations.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of an insured financial institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the insured financial institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the insured financial institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by an insured financial institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 2016, the Bank was in compliance with the above restrictions.

TAXATION

Federal Taxation

General. Prudential Bancorp and the Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. As of September 30, 2016, the Internal Revenue Service had concluded an audit of the Company’s tax returns for the year ended September 30, 2010 and no adverse findings were noted. The federal and state income tax returns for taxable years through September 30, 2013 have been closed for purposes of examination by the Internal Revenue Service or the Pennsylvania Department of Revenue.

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

At September 30, 2016, the total federal pre-1988 reserve was approximately $6.6 million. The reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provisions have been made.

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

State and Local Taxation

Pennsylvania Taxation. Prudential Bancorp is subject to the Pennsylvania Corporate Net Income Tax and the Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2016 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

Prudential Savings is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.50%. The Mutual Thrift Institutions Tax exempts Prudential Savings from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Prudential Savings. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

Item 1A. Risk Factors.

In analyzing whether to make or to continue on investment in our securities, investors should consider, among other factors, the following risk factors.

Our non-performing assets expose us to increased risk of loss

At September 30, 2016, we had total non-performing assets of $16.5 million, or 2.94% of total assets as compared to $14.8 million or 3.04% of total assets as of September 30, 2015. Our non-performing assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans and no interest income is recognized until the loan is performing and the financial condition of the borrower supports recording interest income on a cash basis. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Prudential Savings. Finally, if our estimate of the allowance for loan losses is inaccurate, we will have to increase the allowance accordingly. At September 30, 2016, our allowance for loan losses amounted to $3.3 million, or 0.9% of total loans and 20.6% of non-performing loans, compared to $2.9 million, or 0.9% of total loans and 21.0% of non-performing loans at September 30, 2015.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to pay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The continued weakness in the national economy and the economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions, resulting in the increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulators, the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation, as part of their examination process, which may result in the establishment of an additional provision based upon the judgment of such agencies after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 0.9% of total loans and 20.6% of non-performing loans at September 30, 2016. Our allowance for loan losses at September 30, 2016 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require an increased provision to replenish the allowance, which would negatively affect earnings.

Our existing residential mortgage loans exposes us to lending risks, and the geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

At September 30, 2016, $233.5 million, or 66.4 % of our loan portfolio, was secured by one-to-four family real estate. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in our local housing market that occurred in recent years in many cases reduced the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Real estate values are affected by various factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies and natural disasters. Future weakness in economic conditions also could result in reduced loan demand and a decline in loan originations. In particular, a significant decline in real estate values would likely lead to a decrease in new construction, commercial real estate and residential mortgage loan originations and increased delinquencies and defaults in our real estate loan portfolio.

Our increased emphasis on originating construction and commercial real estate loans may expose us to increased lending risks.

At September 30, 2016, $21.8 million, or 6.2%, of our loan portfolio consisted of construction loans, including loans for the acquisition and development of property, and $80.0 million, or 22.7%, of our loan portfolio consisted of commercial real estate loans. Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied residential real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. We have attempted to minimize these risks by generally concentrating on residential construction loans in our market area to contractors with whom we have established lending relationships and by selling, with respect to larger construction and land development loans, participation interests in order to reduce our exposure. Likewise, commercial real estate loans generally expose a lender to a greater risk of loss than one-to-four family residential loans. Repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the property or business to cover operating expenses and debt service. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Changes in economic conditions that are out of the control of the borrower and lender could impact the value of the security for the loan, the future cash flow of the involved property, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. Additionally, any decline in real estate values may be more pronounced with respect to commercial real estate properties than residential properties. Also, many of construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

In recent periods, a majority of our non-performing assets have related to construction loans. At September 30, 2016, five construction loans aggregating $10.3 million were considered non-performing and on non-accrual status. All of these construction loans were related to a loan relationship consisting of nine loans with a total principal balance outstanding of $12.3 million, all of which was deemed non-performing as of such date. In addition, non-performing assets at September 30, 2016 included two commercial real estate loans aggregating $1.3 million and two single-family residential loans aggregating $711,000 related to the same borrower.

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

Our results of operations are substantially dependent on our net interest income. At September 30, 2016, $193.0 million or 34.5 % of our assets was invested in investment securities, cash and amounts due from banks. These investments yield substantially less than the loans we hold in our portfolio. The weighted average yield on such assets for the year ended September 30, 2016 was 2.47% as compared to 3.93% for loans. Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets consisted of loans. In addition, at September 30, 2016, $138.7 million, or 77.6% of our investment securities, are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the material size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.

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

Higher interest rates would hurt our profitability

Management is unable to predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, unemployment, monetary policy, domestic and international disorder and instability in domestic and foreign financial markets, and investor and consumer demand. Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of single-family residential loans) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits). The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board (the “FOMC”), and market interest rates. The FOMC has indicated it is likely that the federal funds rate will be increased within the next year, possibly as early as the end of December 2016.

A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates (or, if adjustable, are initially fixed for periods of five to 10 years) and longer terms than our deposits and borrowings. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. As a result of our historical focus on the origination of one-to-four family residential mortgage loans, which focus has been emphasized in recent years due to asset quality issues experienced by our construction and land development lending activities, the majority of our loans have fixed interest rates. In addition, a large percentage of our investment securities and mortgage-backed securities have fixed interest rates and are classified as held to maturity. As is the case with many banks and savings institutions, our emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our assets. As of September 30, 2016, 48.3% of our loan portfolio had maturities of 10 years or more. Furthermore, at such date, only $87.2 million or 25.0% of the loans due after September 30, 2016 bear adjustable interest rates. At September 30, 2016, 42.5% of our deposits had no stated maturity date and 62.5% consisted of certificates of deposit with maturities of one year or less. This imbalance can create significant earnings volatility because interest rates change over time and are currently at historical low levels. As interest rates increase, our cost of funds will increase more rapidly than the yields on the bulk of our interest-earning assets. In addition, the market value of our fixed-rate assets for example, our investment and mortgage-backed securities portfolios, would decline if interest rates increase. For example, we estimate that as of September 30, 2016, a 200 basis point increase in interest rates would have resulted in our net portfolio value declining by approximately $47.7 million or 9.1%. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

The Company and Prudential Savings are subject to extensive regulation, supervision and examination by the Pennsylvania Department of Banking and Securities and the FDIC. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Prudential Savings rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with the currently existing tax, accounting, securities, insurance, monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

The Dodd-Frank Act is significantly changing the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

The final rule includes new minimum risk-based capital and leverage ratios, which were effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. Prudential Savings elected to opt out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating its regulatory capital requirements. The final rule also establishes a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement begin being phased-in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

We have analyzed the effects of these new capital requirements on a fully phased-in basis, and we believe that we meet all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect as of September 30, 2016.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying dividends or repurchasing shares. Specifically, beginning in 2016, Prudential Savings ability to pay dividends is limited if it does not have the capital conservation buffer required by the new capital rules, which may further limit our ability to pay dividends to stockholders.

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

The fair value of our investment securities can fluctuate due to market conditions outside of our control

As of September 30, 2016, the fair value of our investment securities portfolio was approximately $179.4 million. We have historically taken a conservative investment strategy, with concentrations of securities that are backed by government sponsored enterprises. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

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

Combining the Prudential Bancorp and Polonia Bancorp in connection with the pending merger may be more difficult, costly or time-consuming than expected.

Prudential Bancorp and Polonia Bancorp have historically operated and, until the effective time of the merger, will continue to operate, independently. The success of the merger will depend, in part, on the Company's ability to successfully combine the businesses of Prudential Bancorp and Polonia Bancorp. To realize these anticipated benefits, after the effective time of the merger, Prudential Bancorp expects to integrate Polonia's business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. The loss of key employees could adversely affect the Company's ability to successfully conduct its business in the markets in which Polonia Bancorp now operates, which could have an adverse effect on Prudential Bancorp's financial results and the value of its common stock. If Prudential Bancorp experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause Polonia Bancorp or the Company to lose current customers or cause current customers to remove their accounts from Polonia Bancorp or Prudential Bancorp and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Polonia Bancorp and the Company during this transition period and for an undetermined period after consummation of the merger.

Prudential Bancorp may fail to realize the cost savings estimated for the merger with Polonia Bancorp.

Prudential Bancorp estimates that it will achieve cost savings from the merger when the two companies have been fully integrated. While the Company continues to be comfortable with these expectations as of the date of the Annual Report on Form l0-K for the year ended September 30, 2016, it is possible that the estimates of the potential cost savings could turn out to be incorrect.

The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower than what Prudential Bancorp expects and may take longer to achieve than anticipated. If the Company is not able to adequately address integration challenges, Prudential Bancorp may be unable to successfully integrate the Company's and Polonia Bancorp’s operations or to realize the anticipated benefits of the integration of the two companies.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

We currently conduct business from our main office and five banking offices. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at September 30, 2016.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property and Leasehold Improvements	Amount of Deposits
			(In Thousands)
Main Office	Owned	N/A	$236	$251,575
1834 Oregon Avenue
Philadelphia, PA 19145-4725

Broad Street Financial Center	Owned	N/A	117	41,733
1722 South Broad Street
Philadelphia, PA 19145-2388

Pennsport Financial Center	Owned	N/A	27	37,753
238A Moore Street
Philadelphia, PA 19148-1925

Old City Financial Center	Leased	May-19	0	10,177
28 North 3rd Street
Philadelphia, PA 19106-2108

Drexel Hill Financial Center	Leased	Sep-21	120	28,612
1270 Township Line Road
Drexel Hill, PA 19026-3105

Center City Financial Center	Leased	Oct-22	197	19,351
1500 JFk Boulevard
Philadelphia, PA 19103-5125

Total			$697	$389,201

Item 3. Legal Proceedings

A putative shareholder derivative and class action lawsuit, Parshall v. Eugene Andruczyk et al., was initially filed in the Circuit Court for Montgomery County, Maryland, Case No. 423219-v, on July 21, 2016. The lawsuit names as defendants the directors of Polonia Bancorp, Polonia Bancorp Bancorp and Prudential Bancorp. The lawsuit alleges a breach of fiduciary duty by approving the merger agreement for inadequate merger consideration and the inclusion of preclusive deal protection measures in the merger agreement and that the registration statement as filed on July 22, 2016 failed to disclose material information related to the transaction. The lawsuit also alleges that Prudential Bancorp aided and abetted the alleged breaches of fiduciary duty. A second putative class action lawsuit, captioned Baron v. Eugene Andruczyk et al., No. V424400, was filed in the Circuit Court for Montgomery County, Maryland on August 29, 2016. The lawsuit names as defendants the directors of Polonia Bancorp and Polonia Bancorp. The lawsuit alleges a breach of fiduciary duty by failing to disclose material information related to the transaction in the registration statement as filed on July 22, 2016. The relief sought includes preliminary and permanent injunction against the consummation of the merger, rescission or rescissory damages if the merger is completed, costs and attorney’s fees.

On October 6, 2016, solely to avoid the costs of protracted litigation and any potential delay of the merger, Polonia Bancorp, Prudential Bancorp and the Polonia Bancorp director defendants entered into a memorandum of understanding with the respective plaintiffs regarding the settlement of the two lawsuits. Pursuant to the memorandum of understanding, Prudential Bancorp and Polonia Bancorp filed with the SEC and made publicly available to shareholders of Polonia Bancorp certain supplemental disclosures, Polonia Bancorp agreed to waive the prohibition in the nondisclosure agreements entered into by Polonia Bancorp with potential interested parties with respect to a party subject thereto being prohibited from asking Polonia Bancorp to waive the standstill provisions that require such party to refrain from pursuing various actions that relate to acquisition of control of Polonia Bancorp without the prior written consent of the Polonia Bancorp board of directors during the specified time period, Prudential Bancorp agreed to waive the enforcement of the provision in the merger agreement prohibiting Polonia Bancorp from waiving the foregoing restriction contained in the nondisclosure agreements, and the parties agreed to provide each other with customary mutual releases concerning the claims related to the merger agreement and the merger, including the initiation and the prosecution of any litigation, subject to approval of the Circuit Court.

If the Circuit Court approves the settlement contemplated in the memorandum of understanding, both the Parshall lawsuit and the Baron lawsuit will be dismissed with prejudice, and all claims that were or could have been brought challenging any aspect of the merger, the merger agreement, and any disclosure made in connection therewith will be released and barred. Under the terms of the memorandum, counsel for the plaintiffs have reserved the right to seek an award of attorneys’ fees and expenses. The defendants have reserved the right to contest the amount of any fee and expense petition that plaintiffs may pursue. The amount of any fees and expense awarded, if any, will ultimately be determined and approved by the court, and will not affect the amount of merger consideration to be paid by Prudential Bancorp. Polonia Bancorp or its successor or insurer will pay any fees and expenses potentially awarded by the court. In the memorandum, the parties also have agreed to negotiate in good faith to prepare a stipulation of settlement to be filed with the court and other documentation as may be required to effectuate the settlement. Pursuant to the memorandum of understanding, plaintiffs’ counsel is permitted to conduct reasonable confirmatory discovery as plaintiffs’ counsel believes in good faith is reasonably appropriate and necessary and as agreed to by the parties to confirm the fairness and reasonableness of the terms of the Settlement. There can be no assurance that the parties ultimately will enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. The proposed settlement contemplated by the memorandum of understanding will become void in the event that the parties do not enter into such stipulation or the Circuit Court does not approve the settlement.

Prudential Bancorp and the other defendants deny all of the allegations in the lawsuits and believe the disclosures previously included in the proxy statement provided to the Polonia Bancorp shareholders and the provisions of the nondisclosure agreements and the merger agreement are appropriate under the law. Nevertheless, Prudential Bancorp and the other defendants agreed to settle the putative class action lawsuits in order to avoid the costs, disruptions and distraction of further litigation.

Prudential Bancorp and the other defendants have vigorously denied, and continue to vigorously deny, that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts that were alleged in the lawsuits, and expressly maintain that, to the extent applicable, they diligently and scrupulously complied with their fiduciary and other legal burdens and entered into the memorandum of understanding solely to eliminate the burden and expense of further litigation and to put the claims that were or could have been asserted to rest.

In addition, Prudential Bancorp is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, does not believe that such proceedings will have a material adverse effect on the financial condition or operations of Prudential Bancorp. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company's interests and have a material adverse effect on the financial condition and operations of the Company.

Item 4.          Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)       Our common stock is traded on the NASDAQ Global Market (NASDAQ) under the symbol “PBIP”. At December 1, 2016, there were approximately 275 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms and banks.

The following table shows the quarterly high and low trading prices of our stock, reported on the NASDAQ Stock Market, and the amount of cash dividends declared per share for each of the quarters in fiscal 2016 and 2015:

	Stock Price		Cash dividends
Quarter ended:	High	Low	per share
September 30, 2016	$15.15	$13.95	$0.03
June 30, 2016	15.42	13.80	0.03
March 31, 2016	16.20	13.83	0.03
December 31, 2015	15.60	14.29	0.03

	Stock Price		Cash dividends
Quarter ended :	High	Low	per share
September 30, 2015	$15.10	$14.27	$0.03
June 30, 2015	14.74	12.69	0.18
March 31, 2015	12.64	12.15	0.03
December 31, 2014	12.49	12.03	0.03

___________________________________

The following graph compares the cumulative total return of the Company common stock with the cumulative total return of the SNL Mid-Atlantic Thrift Index and the Nasdaq Stock Market (US Companies). The graph assumes that $100 was invested on September 30, 2011. Prices prior to October 17, 2013 are for Old Prudential Bancorp, Inc. and have been adjusted for the .9442 exchange ratio applied as part of the mutual to-stock conversion. Cumulative total return assumes reinvestment of all dividends.

	Period Ending
Index	09/30/11	09/30/12	09/30/13	09/30/14	09/30/15	09/30/16
Prudential Bancorp, Inc.	100.00	112.60	196.18	221.52	266.40	269.87
NASDAQ Composite	100.00	130.53	160.26	193.28	201.01	234.02
SNL Mid-Atlantic Thrift	100.00	132.45	154.27	170.68	200.31	220.65

(b)	Not applicable

(c)       The Company’s repurchases of equity shares for the fourth quarter of fiscal year 2016 were follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (1)
July 1 - 31, 2016	15,690	(2)	$14.56	536,239	223,761
August 1 - 31, 2016	1,849	(2)	$14.42	538,088	221,912
September 1 - 30, 2016	7,338	(2)	$14.47	545,426	214,574
	24,877

(1)   On July 15, 2015, the Company announced the Board of Directors had approved a second stock repurchase program authorizing the Company to repurchase up to 850,000 shares of common stock, approximately 10% of the Company’s outstanding shares upon completion of the first repurchase program.

(2)   Reflects shares repurchased directly from participants upon exercises by participants of stock options. No other repurchases were effected.

Item 6. Selected Financial Data

Set forth below is selected financial and other data of Prudential Bancorp. Reference is made to the consolidated financial statements and related notes contained in Item 8 which provide additional information.

	At September 30,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Selected Financial and Other Data:
Total assets	$559,480	$487,189	$525,483	$607,897	$490,504
Cash and cash equivalents	12,440	11,272	45,382	158,984	81,273
Investment and mortgage-backed securities:
Held-to-maturity	39,971	66,384	80,840	83,732	63,110
Available-for-sale	138,694	77,483	57,817	41,781	65,975
Loans receivable, net	344,948	312,633	321,063	306,517	260,684
Deposits	389,201	365,074	391,025	542,748	425,602
FHLB advances	50,638	-	340	340	483
Non-performing loans	15,878	13,932	5,880	6,634	14,018
Non-performing assets	16,459	14,801	6,240	7,040	15,990
Total stockholders’ equity, substantially restricted	114,002	117,001	129,425	59,912	59,831
Banking offices	6	7	7	7	7

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(Dollars in Thousands, except per share data)
Selected Operating Data:
Total interest income	$17,483	$16,680	$16,465	$16,773	$18,979
Total interest expense	3,326	3,430	3,401	4,344	5,779
Net interest income	14,157	13,250	13,064	12,429	13,200
Provision (recovery) for loan losses	225	735	240	(500)	725
Net interest income after provision (recovery) for loan losses	13,932	12,515	12,824	12,929	12,475
Total non-interest income	1,337	3,008	1,111	1,774	3,068
Total non-interest expense	11,290	13,175	11,465	11,250	11,668
Income (loss) before income taxes	3,979	2,348	2,470	3,453	3,875
Income tax expense (benefit)	1,259	116	690	1,698	1,282
Net income	$2,720	$2,232	$1,780	$1,755	$2,593
Basic earnings per share	$0.37	$0.27	$0.20	$0.18	$0.27
Diluted earnings per share	$0.36	$0.27	$0.19	$0.18	$0.27
Dividends paid per common share	$0.12	$0.27	$0.06	0.00	$0.00

Selected Operating Ratios(1):

Average yield earned on interest-earning assets	3.40%	3.38%	3.28%	3.60%	3.96%
Average rate paid on interest-bearing liabilities	0.80	0.90	0.89	1.04	1.33
Average interest rate spread(2)	2.60	2.49	2.39	2.56	2.63
Net interest margin(2)	2.75	2.69	2.61	2.67	2.76
Average interest-earning assets to average interest-bearing liabilities	124.28	128.72	130.51	111.15	110.29
Net interest income after provision for loan losses to non-interest expense	123.40	94.99	111.85	114.92	106.92
Total non-interest expense to total average assets	2.11	3.42	2.21	2.25	2.33
Efficiency ratio(3)	72.87	81.04	80.88	79.21	71.72
Return on average assets	0.51	0.58	0.34	0.35	0.52
Return on average equity	2.36	2.37	1.38	3.00	4.43
Average equity to average total assets	21.55	24.39	24.79	11.92	11.71

(Footnotes on next page)

	At or For the Year Ended September 30,
	2016	2015	2014	2013	2012
Asset Quality Ratios(4):
Non-performing loans as a percent of total loans receivable(5)	4.60%	4.21%	1.83%	2.16%	5.38%
Non-performing assets as a percent of total assets(5)	2.94	3.04	1.19	1.16	3.26
Allowance for loan losses as a percent of non-performing loans	20.59	21.03	41.24	35.47	13.42
Allowance for loan losses as a percent of total loans	0.94	0.93	0.75	0.77	0.71
Net charge-offs to average loans receivable	-0.03	0.07	0.05	-0.35	0.88

Capital Ratios(4):
Tier 1 leverage ratio
Company	20.41%	23.73%	22.39%	12.54%	11.73%
Bank	18.15	19.50	17.95	11.81	10.95

Tier 1 common risk-based capital ratio
Company	38.57	50.63	N/A	N/A	N/A
Bank	34.36	41.66	N/A	N/A	N/A

Tier 1 risk-based capital ratio
Company	38.57	50.63	57.21	26.69	27.51
Bank	34.36	41.65	40.52	25.15	25.69
Total risk-based capital ratio
Company	39.70	51.98	58.28	27.72	28.39
Bank	35.49	43.00	41.59	26.18	26.57

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

(2)	Average interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.

(5)	Non-performing assets generally consist of all loans on non-accrual, loans which are 90 days or more past due as to principal or interest, and real estate acquired through foreclosure or acceptance of a deed in-lieu of foreclosure. Non-performing assets and non-performing loans also include loans classified as troubled debt restructurings (“TDR”) due to being recently restructured and placed on non-accrual in connection with such restructuring. The TDRs in most cases are performing in accordance with their restructured terms. It is the Company’s policy to cease accruing interest on all loans which are 90 days or more past due as to interest or principal.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

At September 30, 2016, we had total assets of $559.5 million, including net loans of $344.9 million and $178.7 million of investment and mortgage-backed securities, total deposits of $389.2 million and total stockholders’ equity of $114.0 million.

The Company conducts community banking activities by accepting deposits and making loans in our market area. Our lending products consist of residential mortgage loans, including loans for sale in the secondary market, along with commercial real estate and multi-family and to a lesser extent construction loans. The Company also originates commercial business and consumer loans in an effort to maintain strong customer relationships.

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

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. In addition, the Pennsylvania Department of Banking and Securities and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses. The Pennsylvania Department of Banking and Securities and the FDIC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely affect earnings in future periods.

Investment and Mortgage-Backed Securities Available for Sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of September 30, 2016 or 2015.

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

In addition, certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans, FHLB stock and properties serving as collateral for loans or bank properties transferred into real estate owned at fair value on a non-recurring basis.

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

Derivative Financial Instruments, Contractual Obligations and Other Off Balance Sheet Arrangements.

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. To remain competitive in our local lending area and to support the Company’s asset/liability positioning, on occasion the Bank enters into interest rate swaps contract to control it’s funding costs.

In addition, these instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit generally have fixed expiration dates and may require additional collateral from the borrower if deemed necessary. Commitments to extend credit are not recorded as an asset or liability by us until the instrument is exercised.

Commitments

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2016.

	Total	Amount of Commitment Expiration - Per Period
	Amounts	Less than	1-3	3-5	After 5
	Committed	1 Year	Years	Years	Years
	(In Thousands)
Letters of credit	$1,905	$294	$-	$1,611	$-
Lines of credit (1)	3,271	900	-	-	2,371
Undisbursed portions of loans in process	5,371	3,729	-	1,642	-
Commitments to originate loans	9,877	9,877	-	-	-
Total commitments	$20,424	$14,800	$-	$3,253	$2,371

(1)	The majority of available lines of credit consist of home equity lines of credit.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at September 30, 2016.

		Payments Due By Period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$223,716	$135,769	$60,158	$27,789	$-
Advances from FHLB	30,638	-	25,011	5,627	-
Total long-term debt	254,354	135,769	85,169	33,416	-
Short-term borrowings, FHLB	20,000	20,000	-	-	-
Advances from borrowers for taxes and insurance	1,748	1,748	-	-	-
Operating lease obligations	3,340	349	775	797	1,419
Total contractual obligations	$279,442	$157,866	$85,944	$34,213	$1,419

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

	Year Ended September 30,
	2016			2015			2014
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$57,433	$1,550	2.69%	$81,110	$2,066	2.55%	$87,466	$2,199	2.51%
Mortgage-backed securities	114,709	2,973	2.58%	62,321	1,799	2.89%	46,240	1,411	3.05%
Loans receivable (1)	327,877	12,909	3.93%	323,398	12,760	3.95%	319,126	12,737	3.99%
Other interest-earning assets	13,103	51	0.39%	26,471	55	0.21%	48,542	118	0.24%
Total interest-earning assets	513,122	17,483	3.40%	493,300	16,680	3.38%	501,374	16,465	3.28%
Non-interest-earning assets	21,622			21,078			18,162
Total assets	$534,744			$514,378			$519,536
Interest-bearing liabilities:
Savings accounts	$73,030	$83	0.11%	$75,203	$208	0.28%	$78,364	$262	0.33%
Checking and money market accounts	90,782	165	0.18%	98,324	323	0.33%	100,303	348	0.35%
Certificate accounts	211,517	2,613	1.23%	207,391	2,899	1.40%	203,083	2,791	1.37%
Total deposits	375,329	2,861	0.76%	380,918	3,430	0.90%	381,750	3,401	0.89%
FHLB advances	35,585	465	1.30%	162	-	0.00%	340	-	0.00%
Total interest-bearing liabilities	410,914	3,326	0.81%	381,080	3,430	0.90%	382,090	3,401	0.89%
Non-interest-bearing liabilities	6,618			5,662			6,605
Total liabilities	417,532			386,742			388,695
Stockholders' Equity	115,243			125,478			128,773
Total liabilities and stockholders' equity	$532,775			$512,220			$517,468
Net interest-earning assets	$102,208			$112,220			$119,284

Net interest income, interest rate spread		$14,157	2.60%		$13,250	2.48%		$13,064	2.39%
Net interest margin (2)			2.75%			2.69%			2.61%
Average interest-earning assets to average interest-bearing liabilities			124.87%			129.45%			131.22%

_______________________

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

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

	2016 vs. 2015				2015 vs. 2014
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/	Total Increase			Rate/	Total Increase
	Rate	Volume	Volume	(Decrease)	Rate	Volume	Volume	(Decrease)
	(In Thousands)
Interest income:
Investment securities	$117	$(603)	$(30)	$(516)	$29	$(160)	$(2)	$(133)
Mortgage-backed securities	(188)	1,512	(150)	1,174	(76)	491	(27)	388
Loans receivable, net	(62)	177	34	149	(146)	171	(2)	23
Other interest-earning assets	48	(28)	(24)	(4)	(17)	(54)	8	(63)
Total interest income	(85)	1,058	(170)	803	(210)	448	(23)	215
Interest expense:
Savings accounts	(119)	(6)	4	(121)	(45)	(10)	2	(53)
Checking and money market accounts (interest-bearing and non-interest bearing)	(147)	(25)	12	(160)	(18)	(8)	-	(26)
Certificate accounts	(344)	58	-	(286)	48	59	1	108
Total deposits	(610)	27	16	(567)	(15)	41	3	29
FHLB advances	2	-	461	463	-	-	-	-
Total interest expense	(608)	27	477	(104)	(15)	41	3	29
Increase (decrease) in net interest income	$523	$1,031	$(647)	$907	$(195)	$407	$(26)	$186

Comparison of Financial Condition at September 30, 2016 and September 30, 2015

At September 30, 2016, the Company had total assets of $559.5 million, as compared to $487.2 million at September 30, 2015, an increase of 14.8%. At September 30, 2016, net loans receivable increased to $344.9 million from $312.6 million at September 30, 2015. The increase in net loans receivable was primarily due to a $60.3 million increase in commercial and multi-family real estate, the purchase of short-term small equipment leases aggregating $3.3 million, partially offset by a $25.6 million reduction in the balance of one-to-four family loans combined with a $5.4 million reduction related to construction and land development loans. During fiscal 2016, the Company increased its available-for-sale investment securities portfolio by $61.2 million, while experiencing a $26.4 million reduction in investment securities held-to-maturity, primarily due to securities being called, the proceeds of which were primarily reinvested in available-for-sale securities.

Total liabilities increased by $75.3 million to $445.5 million at September 30, 2016, from $370.2 million at September 30, 2015. Total deposits increased $24.1 million, consisting primarily of short-term certificates of deposit. At September 30, 2016, the Company had FHLB advances outstanding of $50.6 million with variable maturities of which $35.0 million was used to fund the Company’s investment leverage strategy and the remaining $15.6 million was used for loan growth and purchase of investment securities.

Total stockholders’ equity decreased by $3.0 million to $114.0 million at September 30, 2016 from $117.0 million at September 30, 2015. The decrease was primarily due to the $7.0 million expended in the acquisition of treasury stock in connection with the Company’s previously announced stock repurchase program. During fiscal year 2016, the Company repurchased 445,881 shares under its current program with 214,574 shares remaining; however, only very limited repurchases have been effected since early March 2016 due to the pending merger with Polonia. Also contributing to the decrease was payment of cash dividends aggregating $895,000. These decreases were partially offset by $2.7 million in net income earned during fiscal 2016 combined with a $780,000 after-tax increase in the unrealized gain on the available-for-sale securities portfolio and the fair value of interest rate swaps.

General.

2016 vs. 2015. For the fiscal year ended September 30, 2016, the Company recognized net income of $2.7 million, or $0.36 per diluted share, as compared to net income of $2.2 million, or $0.27 per diluted share for the fiscal year ended September 30, 2015. Increased profitability for the year ended September 30, 2016 was primarily attributable to an increase in net interest income, gains recognized on the sale of mortgage-backed securities and a reduction in the provision for loan losses recorded during the fiscal 2016. In addition, the Company reduced its non-interest expenses by approximately $1.9 million (including the effect of expenses related to the merger with Polonia) resulting from a comprehensive expense reduction program which began at the beginning of the fiscal 2016. Profitability for the year ended September 30, 2015 primarily reflected the $2.1 million aggregate gain realized on the sale of three branch offices as well as a $138,000 gain on the sale of a SBA loan, partially offset by a provision for loan losses of $735,000 and increased non-interest expense primarily related to salaries and benefits expense.

2015 vs 2014. For the fiscal year ended September 30, 2015, the Company recognized net income of $2.2 million, or $0.27 per diluted share, as compared to net income of $1.8 million, or $0.19 per diluted share for the fiscal year ended September 30, 2014. Profitability for the year ended September 30, 2015 primarily reflected the $2.1 million aggregate gain from the sale of three branch offices as well as a $138,000 gain on the sale of a SBA loan, partially offset by a provision for loan losses of $735,000 and increased non-interest expense primarily related to salaries and benefits expense.

Net Interest Income.

2016 vs. 2015. For the year ended September 30, 2016, net interest income increased to $14.2 million as compared to $13.3 million for fiscal year 2015. The increase reflected an $803,000 or 4.8% increase in interest income combined with a decrease of $104,000 or 3.0% in interest paid on deposits and borrowings. The increase in interest income reflected the $19.8 million, or 4.8%, increase in average interest earning assets, primarily consisting of increases of $4.5 million and $28.7 million, respectively, in loans and investment securities available for sale. During the year ended September 30, 2016, the Company expanded its investment strategy to include purchases of investment grade corporate bonds with a carrying value of approximately $26.1 million as of September 30, 2016. The Company’s borrowings from the FHLB also increased during the year ended September 30, 2016 as a result of the leverage strategy implemented during the second quarter of fiscal 2016. The Company had an average balance of borrowings of $35.6 million with a weighted average yield of 1.30% during the year ended September 30, 2016, an increase of $35.4 million from the level of average borrowings during the same period in 2015. The total weighted average cost of funds decreased 10 basis points to 0.80% for the year ended September 30, 2016, from 0.90% for fiscal year 2015.

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

Provision for Loan Losses.

2016 vs. 2015. The Company established provisions for loan losses of $225,000 during the year ended September 30, 2016 primarily due to the increase in the level of commercial real estate loans. For the year ended September 30, 2015, the Company established provisions for loans losses of $735,000 during the year ended September 30, 2015 primarily due to the increase in the level of commercial real estate and construction loans outstanding, charge-offs incurred during fiscal 2015 and the previously disclosed classification of a $10.3 million loan workout relationship as non-performing. The Company believes that the allowance for loan losses at September 30, 2016 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

The allowance for loan losses totaled $3.3 million, or 0.9% of total loans and 20.6% of total non-performing loans at September 30, 2016 as compared to $2.9 million, or 0.9% of total loans and 21.0% of total non-performing loans at September 30, 2015.

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

Non-interest Income.

2016 vs. 2015. With respect to the year ended September 30, 2016, non-interest income amounted to $1.3 million compared with $3.0 million for fiscal 2015. The primary reason for the difference in non-interest income between fiscal 2016 compared to fiscal 2015 was in fiscal 2015 the Company recorded an aggregate gain of $2.1 million from the sale of three former branch locations. During fiscal 2016, the Company recorded a $418,000 gain from the sale of mortgage-back securities classified available for sale (“AFS”) while there were no securities gains recognized during fiscal 2016.

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

Non-interest Expense.

2016 vs. 2015. For the year ended September 30, 2016, non-interest expense decreased $1.9 million to $11.3 million compared to fiscal 2015. The decrease for the year ended September 30, 2016 was primarily due to a cost reduction strategy that began in the beginning of this fiscal year. Major component included in this strategy was a reduction in compensation and benefits of approximately $1.5 million, reduction in professional services of approximately $303,000, partially offset by small increases in general administrative expenses. Also the Company recorded $300,000 of merger-related costs during fiscal 2016.

2015 vs. 2014. For the year ended September 30, 2015, non-interest expense increased $1.7 million to $13.2 million compared to fiscal 2014. The increase for the year ended September 30, 2015 was primarily due to increases in salary and employee benefit expense in large part due to the implementation of the shareholder-approved new equity incentive plan combined with the one-time charges amounting to approximately $210,000 associated with a staff reduction effected in connection with the implementation of a comprehensive plan to reduce expenses. Part of the plan included implementation of a reorganization plan which will reduce the workforce by more than 10%.

Income Tax Expense.

2016 vs. 2015. For the year ended September 30, 2016, the Company recorded income tax expense of $1.3 million as compared to $116,000 for fiscal 2015. The Company’s tax obligation for the year ended September 30, 2015 was greatly reduced due its ability to utilize its prior period capital loss carryforwards to offset the entire amount of the gains it recorded relating to the sale of its Center City, Snyder and Drexel Hill branch offices.

2015 vs. 2014. For the year ended September 30, 2015, the Company recorded income tax expense of $116,000 as compared to $690,000 for fiscal 2014. The Company’s tax obligation for the year ended September 30, 2015 was greatly reduced due its ability to utilize its prior period capital loss carryforwards to offset the entire amount of the gains it recorded relating to the sale of its of previous mentioned branch offices.

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

Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2016, our cash and cash equivalents amounted to $12.4 million. In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $138.7 million at September 30, 2016.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2016, we had certificates of deposit maturing within the next 12 months amounting to $135.8 million. We anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us unless we determine to lower rates to below competition in order to facilitate the reduction of higher cost deposits during periods when there is excess cash on hand or in order to satisfy our asset/liability goals. There were no deposits as of September 30, 2016 requiring the pledging of collateral.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity requirements should the need arise. As of September 30, 2016, the Company had $180.2 million of available borrowing capacity along with a line of credit has also been established with the Federal Reserve Bank of Philadelphia. In addition, the Bank has the ability to generate brokered certificates of deposit.

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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2016, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2016, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 6.5% to 28.9%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.8% to 22.1%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from an internal analysis of our accounts up to a maximum of ten years.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities	$4,253	$13,397	$38,893	$24,222	$97,900	$178,665
Loans receivable(2)	42,294	45,356	105,777	61,211	90,310	344,948
Other interest-earning assets (3)	12,460	498	-	1,335	-	14,293
Total interest-earning assets	$59,007	$59,251	$144,670	$86,768	$188,210	$537,906

Interest-bearing liabilities:
Savings accounts	$1,858	$5,807	$9,359	$9,022	$45,099	$71,145
Checking and money market accounts	3,226	9,679	16,004	12,948	47,903	89,760
Certificate accounts	49,807	89,813	60,158	23,938	-	223,716
Advances from Federal Home Loan Bank	778	2,351	26,028	21,481		50,638
Real estate tax escrow accounts	1,748	-	-	-	-	1,748
Total interest-bearing liabilities	$57,417	$107,650	$111,549	$67,389	$93,002	$437,007

Interest-earning assets less interest-bearing liabilities	$1,590	($48,399)	$33,121	$19,379	$95,208	$100,899

Cumulative interest-rate sensitivity gap(4)	$1,590	($46,809)	($13,688)	$5,691	$100,899

Cumulative interest-rate gap as a percentage of total assets at September 30, 2016	0.28%	-8.37%	-2.45%	1.02%	18.03%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2016	102.77%	71.64%	95.05%	101.65%	123.09%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans, gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.

(3)	Includes FHLB stock.

(4)	Interest-rate sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of September 30, 2016 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in
Interest Rates				NPV as % of Portfolio
In Basis Points	Net Portfolio Value			Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)

300	$89,125	$(40,563)	-31.28%	18.22%	-4.97%
200	$102,112	$(27,576)	-21.26%	19.98%	-3.21%
100	$116,389	$(13,299)	-10.25%	21.73%	-1.46%
Static	$129,688	$-	---	23.19%	---
(100)	$130,782	$1,094	0.84%	22.87%	-0.32%
(200)	$132,597	$2,909	2.24%	22.76%	-0.43%
(300)	$141,948	$12,260	9.45%	23.95%	0.76%

At September 30, 2015, the Company’s NPV was $131.1 million or 27.1% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would have been $107.4 million or 24.3% of the market value of assets, a decline of approximately 18.1%. The change in the NPV ratio or Company’s sensitivity measure was a decrease of 276 basis points.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Exposure to Changes in Interest Rates.”

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Prudential Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Prudential Bancorp, Inc. and subsidiary as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2016. These consolidated financial statements are the responsibility of Prudential Bancorp, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prudential Bancorp, Inc. and subsidiary as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prudential Bancorp, Inc. and subsidiary’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated December 14, 2016, we expressed an unqualified opinion on the effectiveness of Prudential Bancorp, Inc. and subsidiary’s internal control over financial reporting.

/s/ SR Snodgrass, PC.

Cranberry Township, Pennsylvania

December 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Prudential Bancorp, Inc.

We have audited Prudential Bancorp Inc. and subsidiary’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Prudential Bancorp, Inc. and subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Prudential Bancorp, Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Prudential Bancorp, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by COSO in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statements of financial condition of Prudential Bancorp, Inc. and subsidiary as of September 30, 2016 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended, and our report dated December 14, 2016, expressed an unqualified opinion.

/s/ SR Snodgrass, PC

Cranberry Township, Pennsylvania

December 14, 2016

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2016	2015
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$1,965	$2,150
Interest-bearing deposits	10,475	9,122

Total cash and cash equivalents	12,440	11,272

Certificate of deposits	1,853	-
Investment and mortgage-backed securities available for sale (amortized cost— September 30, 2016, $137,222; September 30, 2015, $77,456)	138,694	77,483
Investment and mortgage-backed securities held to maturity (fair value— September 30, 2016, $40,700; September 30, 2015, $66,877)	39,971	66,384
Loans receivable—net of allowance for loan losses (September 30, 2016, $3,269; September 30, 2015, $2,930)	344,948	312,633
Accrued interest receivable	1,928	1,665
Real estate owned	581	869
Federal Home Loan Bank stock—at cost	2,463	369
Office properties and equipment—net	1,344	1,492
Bank owned life insurance (BOLI)	13,055	12,722
Deferred income taxes, net	569	975
Prepaid expenses and other assets	1,634	1,325
TOTAL ASSETS	$559,480	$487,189

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Non-interest-bearing	$3,804	$2,293
Interest-bearing	385,397	362,781
Total deposits	389,201	365,074
Advances from Federal Home Loan Bank -Short Term	20,000	-
Advances from Federal Home Loan Bank	30,638	-
Accrued interest payable	1,403	1,291
Advances from borrowers for taxes and insurance	1,748	1,670
Accounts payable and accrued expenses	2,488	2,153

Total liabilities	445,478	370,188

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 9,544,809 issued and 8,045,544 outstanding at September 30, 2016; 9,544,809 issued and 8,449,625 outstanding at September 30, 2015	95	95
Additional paid-in capital	95,713	95,286
Unearned Employee Stock Ownership Plan ("ESOP") shares	(4,550)	(4,926)
Treasury stock, at cost: 1,499,265 shares at September 30, 2016 and 1,095,184 shares at September 30, 2015	(21,098)	(14,691)
Retained earnings	43,044	41,219
Accumulated other comprehensive income	798	18

Total stockholders' equity	114,002	117,001

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$559,480	$487,189

________________________________________

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2016	2015	2014
	(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest and fees on loans	$12,909	$12,760	$12,737
Interest on mortgage-backed securities	2,494	1,799	1,411
Interest and dividends on investments	1,979	2,003	2,199
Interest on interest-bearing deposits	101	118	118

Total interest income	17,483	16,680	16,465

INTEREST EXPENSE:
Interest on deposits	2,861	3,430	3,401
Interest on short-term borrowings	95	-	-
Interest on long-term borrowings	370	-	-

Total interest expense	3,326	3,430	3,401

NET INTEREST INCOME	14,157	13,250	13,064

PROVISION FOR LOAN LOSSES	225	735	240

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,932	12,515	12,824

NON-INTEREST INCOME:
Fees and other service charges	464	368	385
Gain on sale of mortgage-backed securities available for sale	418	-	416
Other-than-temporary impairment losses	-	-	(16)
Gain on sale of loans	11	138	-
Gain on sale of office properties	-	2,064	-
Earnings from BOLI	333	344	258
Other	111	94	68

Total non-interest income	1,337	3,008	1,111

NON-INTEREST EXPENSES:
Salaries and employee benefits	6,518	7,996	6,741
Data processing	456	413	432
Professional services	1,075	1,378	1,190
Office occupancy	670	701	477
Depreciation	325	304	320
Director compensation	424	354	330
Federal Deposit Insurance Corporation premiums	396	314	258
Real estate owned expense	19	22	146
Advertising	103	165	186
Merger related expenses	300	-	-
Other	1,004	1,528	1,385

Total non-interest expenses	11,290	13,175	11,465

INCOME BEFORE INCOME TAXES	3,979	2,348	2,470

INCOME TAXES:
Current	1,275	461	690
Deferred benefit	(16)	(345)	-

Total	1,259	116	690

NET INCOME	$2,720	$2,232	$1,780

BASIC EARNINGS PER SHARE	$0.37	$0.27	$0.20

DILUTED EARNINGS PER SHARE	$0.36	$0.26	$0.19

DIVIDENDS PER SHARE	$0.12	$0.27	$0.06

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2016	2015	2014

	(Dollars in thousands)
Net income	$2,720	$2,232	$1,780

Unrealized holding gain on available-for-sale securities	1,801	1,471	918
Tax effect	(612)	(500)	(312)
Reclassification adjustment for net gains realized in net income	(418)	-	(416)
Tax effect	142	-	138
Unrealized holding gain (loss) on interest rate swaps	(202)	-	-
Tax effect	69	-	-
Reclassification adjustment for other than temporary impairment losses on debt securities	-	-	16
Tax effect	-	-	(5)
Total Other Comprehensive Income	780	971	339

Comprehensive Income	$3,500	$3,203	$2,119

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands)
BALANCE, OCTOBER 1, 2013	$118	$55,276	$(2,565)	$(31,625)	$40,000	$(1,292)	$59,912

Net income					1,780		1,780
Other comprehensive income						339	339
Dividends paid ($0.06 per share)					(571)		(571)
Second-step conversion offering	(23)	38,725		31,625			70,327
Tax benefit from stock compensation plans		79					79
Stock option expense		138					138
Recognition and Retention Plan expense		121					121
Purchase of ESOP Shares (285,664)			(3,089)				(3,089)
ESOP shares committed to be released (32,064 shares)		37	352				389

BALANCE, September 30, 2014	95	94,376	(5,302)	-	41,209	(953)	129,425

Net income					2,232		2,232
Other comprehensive income						971	971
Dividends paid ($0.27 per share)					(2,222)		(2,222)
Tax benefit from stock compensation plans		201					201
Purchase of treasury stock (1,095,184 shares)				(14,691)			(14,691)
Stock option expense		343					343
Recognition and Retention Plan expense		275					275
ESOP shares committed to be released (32,064 shares)		91	376				467
BALANCE, September 30, 2015	95	95,286	(4,926)	(14,691)	41,219	18	117,001

Net income					2,720		2,720
Other comprehensive income						780	780
Dividends paid ($0.12 per share)					(895)		(895)
Tax benefit from stock
compensation plans		217					217
Purchase of treasury stock (445,881 shares)				(7,047)			(7,047)
Stock option expense		395					395
Recognition and Retention Plan expense		305					305
Acquired shares for Recognition and Retension (41,800 shares)		(640)		640			-
ESOP shares committed to be released (35,516 shares)		150	376				526

BALANCE, September 30, 2016	$95	$95,713	$(4,550)	$(21,098)	$43,044	$798	$114,002

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOW

	Years Ended September 30,
	2016	2015	2014
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$2,720	$2,232	$1,780
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225	735	240
Depreciation	325	304	320
Net accretion of premiums/discounts	(151)	(244)	(282)
Earnings on BOLI	(333)	(344)	(258)
Accretion of deferred loan fees	177	214	211
Compensation expense of ESOP	526	467	389
Gain on sale of investment and mortgage-backed securities	(418)	-	(416)
Gain on sale of office properties	-	(2,064)	-
Gain on sale of real estate owned	(56)	-	-
Gain on sale of loans	(11)	(138)	-
Proceeds from the sale of loans held for sale	461	2,538	-
Originations of loans held for sale	(450)	(2,400)	-
Impairment charge on investment and mortgage-backed securities	-	-	16
Share-based compensation expense	700	571	259
Deferred income tax expense	(16)	(345)	-
Changes in assets and liabilities which provided (used) cash:
Accounts payable and accrued expenses	335	186	216
Accrued interest payable	112	(195)	(180)
Prepaid expenses and other assets	(597)	911	1,338
Accrued interest receivable	(263)	83	43
Net cash provided by operating activities	3,286	2,511	3,676
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(30,500)	-	(10,977)
Purchase of investment and mortgage-backed securities available for sale	(49,639)	(24,865)	(22,669)
Purchase of corporate debt bonds	(25,495)	-	-
Principal collected on loans	53,965	67,105	53,554
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	56,988	14,506	13,922
Available for sale	4,348	6,865	4,543
Loans originated or acquired	(87,264)	(60,492)	(68,634)
Purchase certificate of deposits	(2,351)	-	-
Redemption of certificates of deposits	498	-	-
Purchase of Federal Home Loan Bank stock	(2,094)	-	(40)
Proceeds from redemption of Federal Home Loan Bank stock	-	852	-
Proceeds from sale of mortgage-backed securities	11,560	-	3,237
Proceeds from sale of real estate owned	925	360	129
Proceeds from the sale of office property	-	2,259	-
Purchase of bank owned life insurance	-	-	(5,000)
Purchases of equipment	(177)	(659)	(126)
Net cash (used in) provided by investing activities	(69,236)	5,931	(32,061)

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOW continued.

	Year Ended September 30, 2016
	2016	2015	2014
	(Dollars in thousands)

FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, and savings accounts	(3,548)	(9,353)	(4,389)
Net increase (decrease) in certificates of deposit	27,675	(16,598)	(1,659)
Funds (redemption) held in escrow related to second-step offering	-	-	(145,675)
Net Increase from FHLB short-term borrowings	20,000	-	-
Proceeds from FHLB long-term borrowings	33,245	-	-
Repayment of borrowing from Federal Home Loan Bank	(2,607)	(340)	-
Issuance of common stock from second-step conversion	-	-	38,702
Cancellation of treasury stock	-	-	31,625
Purchase treasury stock	(7,047)	(14,691)	-
Cash dividends paid	(895)	(2,201)	(571)
Increase (decrease) increase in advances from borrowers for taxes and insurance	78	430	(240)
Purchase of stock for ESOP	-	-	(3,089)
Tax benefit related to stock compensation	217	201	79
Net cash provided by (used in) in financing activities	67,118	(42,552)	(85,217)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,168	(34,110)	(113,602)

CASH AND CASH EQUIVALENTS—Beginning of year	11,272	45,382	158,984

CASH AND CASH EQUIVALENTS—End of year	$12,440	$11,272	$45,382
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$3,214	$3,625	$3,581

Income taxes paid	$600	$475	$-
SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$581	$869	$83

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Prudential Bancorp, Inc. (the “Company”) is a Pennsylvania corporation that was incorporated in June 2013 to be the successor corporation of Prudential Bancorp, Inc. of Pennsylvania (“Old Prudential Bancorp”), the former stock holding company for Prudential Savings Bank (the “Bank”), a Pennsylvania-chartered, FDIC-insured savings bank with seven full service branches in the Philadelphia area. As of September 30, 2013, the Company was in organization and had not commenced operations; accordingly, the financial statements included as of and for the year ended September 30, 2013 are of Prudential Bancorp, Inc. of Pennsylvania. The Bank‘s primary federal banking regulator is the Federal Deposit Insurance Corporation. The Bank is principally in the business of attracting deposits from its community through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single-family residential loans. The Bank’s sole subsidiary as of September 30, 2015 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered corporation established to hold certain investments. As of September 30, 2016, PSB had assets of $119.4 million primarily consisting of investment and mortgage-backed securities.

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

The Federal Home Loan Bank continues to report net income, continues to declare quarter cash dividends and had its Aaa bond rating affirmed by Moody’s and AA+ rating affirmed by Standard and Poor’s during 2015 and remain unchanged as of September 30, 2016.With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2016 or 2015.

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

Dividend Payable – Upon declaration of a dividend, a payable is established with a corresponding reduction to retained earnings at the declaration date. There was no dividend payable as of September 30, 2016 or 2015. The Company paid $895,000, $2.2 million and $571,000 in cash dividends during the years ended September 30, 2016, 2015and 2014, respectively.

Employee Stock Ownership Plan – The Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants as the loans are repaid. Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants in the ESOP. As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is recorded to equity as an adjustment to additional paid-in capital. Effective October 2016, the Board of directors have approved the termination of the ESOP plan effective December 31, 2016.

Share-Based Compensation – The Company accounts for stock-based compensation issued to employees, directors, and where appropriate non-employees, in accordance with U.S. GAAP. Under fair value provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period using the straight-line method. The amount of stock-based compensation recognized at any date must at least equal the portion of the grant date fair value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. Determining the fair value of stock-based awards at the date of grant requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s Consolidated Financial Statements. See Note 13 of the Notes to Consolidated Financial Statements for additional information regarding stock-based compensation.

Treasury Stock – Common stock held in treasury is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. On July 15, 2015, the Company approved a second stock repurchase program covering up to 850,000 shares or approximately 10% of its issued and outstanding shares of common stock. The Company has completed its first repurchase program of 950,000 shares covered by the program at an average cost of $13.18. As of September 30, 2016, the Company had purchased 1,499,265 shares of common stock at an average price of $14.07. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending upon market conditions and other factors over a one-year period or such longer period of time as may be necessary to complete such repurchases.

Comprehensive Income—Management presents in the consolidated statement of comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity. For the years ended September 30, 2016, 2015 and 2014, the components of comprehensive income were net income, unrealized holding (loss) gain, net of income tax (benefit) expense, on available for sale securities and reclassifications related to realized gains on sale of securities recognized in earnings, net of tax, unrealized holdings (loss)gain, net of tax, on the fair value of interest rate swaps and realized losses due to other than temporary impairment, net of tax. Reclassifications are made to avoid double counting in comprehensive income items which are displayed as part of net income for the period.

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

Interest Rate Swap Agreement-For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of the balance sheet accounts. Interest rate swaps are contracts in which a series of interest rate flow is exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. These swap agreements are derivative instruments and generally convert a portion of the Company’s variable-rate debt to a fixed rate (cash flow hedge) and convert a portion of its fixed rate loans to a variable rate (fair value hedge).

The gain or loss on a derivative designated and qualifying as a fair value hedging instrument, as well as the offsetting gain or loss on the hedged item attributable to the risk being hedged, is recognized currently in earnings in the same accounting period. The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.

For cash flow hedges, the net settlement (upon close-out or termination) that offsets changes in the value of the hedged debt is deferred and amortized into net interest income over the life of the hedged debt. For fair value hedges, the net settlement (upon close-out or termination) that offsets changes in the value of the loans adjusts the basis of the loans and is deferred and amortized to loan interest income over the life of the loans. The portion, if any, of the net settlement amount that did not offset changes in the value of the hedged asset or liability is recognized immediately in noninterest income.

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet specified hedging criteria would be recorded at fair value, with changes in fair value recorded in income. If periodic assessment indicates derivatives no longer provide an effective hedge, the derivative contracts would be closed out and settled, or classified as a trading activity.

Advertising Costs—Advertising costs are expensed as incurred. Advertising expense was $103,000, $165,000 and $186,000 for the years ended September 30, 2016, 2015 and 2014, respectively.

Recent Accounting Pronouncements

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the ASU will have on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. This ASU is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20). The standard provides that liabilities related to the sale of prepaid stored-value products within the scope of this Update are financial liabilities. The amendments in the Update provide a narrow-scope exception to the guidance in Subtopic 405-20 to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606. The amendments in this Update are effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Earlier application is permitted, including adoption in an interim period. This ASU is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815). The amendments in this Update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a heading instrument under Topic 815. The standards in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. This ASU not expected to have a significant impact on the Company’s financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update affect all entities that issue share-based payment awards to their employees. The standards in this Update provide simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as with equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition to those simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. The Company adopted this ASU and did not have a significant impact on the Company’s financial statements.

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

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivative and Hedging (Topic 815), which rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016, Emerging Issues Task Force meeting. This ASU did not have a significant impact on the Company’s financial statements

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which among other things clarifies the objective of the collectability criterion in Topic 606, as well as certain narrow aspects of Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. This ASU is not expected to have a significant impact on the Company’s financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing diversity in practice. Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

3.	EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding and common share equivalents (“CSEs”) that would arise from the exercise of dilutive securities.

The calculated basic and diluted earnings per share are as follows:

	Year Ended September 30,
	2016		2015		2014
	(Dollars in Thousands Except Per Share Data)
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$2,720	$2,720	$2,232	$2,232	$1,780	$1,780

Weighted average shares outstanding	7,417,044	7,417,044	8,335,273	8,335,273	9,061,193	9,061,193

Effect of CSEs	-	217,701	-	114,817	-	216,885

Adjusted weighted average shares used in earnings per share computation	7,417,044	7,634,745	8,335,273	8,450,090	9,061,193	9,278,078

Earnings per share - basic and diluted	$0.37	$0.36	$0.27	$0.26	$0.20	$0.19

As of September 30, 2016 and 2015, there were 554,445 and 442,756 shares of common stock, respectively, subject to options with an exercise price less than the then current market and which were included in the computation of diluted earnings per share. All options shares vested as of September 30, 2016 and 2015 have exercise prices considered in the money and are consider dilutive. The weighted exercise price for the stock options representing the 383,016 anti-dilutive shares was $11.83 at September 30, 2014.

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income by component net of tax:

	Year Ended September 30,
	2016	2015	2014
	Unrealized gains on	Unrealized gains on	Unrealized gains on
	ASF securities and	available for sale	available for sale
	interest rate swaps (a)	securities (a)	securities (a)
Beginning Balance	$18	$(953)	$(1,292)
Other comprehensive income before reclassification unrealized gains on AFS securities.	1,116	971	606
Other comprehensive income before reclassification unrealized gains on interest rate swaps.	(60)	-	-
Amount reclassified from accumulated other comprehensive loss	(276)	-	(267)
Total other comprehensive income (loss)	780	971	339
Ending Balance	$798	$18	$(953)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income for the year ended September 30, 2016, 2015 and 2014:

		Year Ended September 30,
	2016	2015	2014
	Amount Reclassified	Amount Reclassified	Amount Reclassified
	from Accumulated	from Accumulated	from Accumulated	Affected Line Item in
	Other	Other	Other	the Statement Where
	Comprehensive	Comprehensive	Comprehensive	Net Income is
Details about other comprehensive income	Income (a)	Income (a)	Income (a)	Presented

Unrealized gains on available for sale securities
Reclassification for net gains in net income	$418	$-	$416	Gain on sale of mortgage-backed securities available-for-sale, net
Tax effect	(142)	-	(138)	Income taxes
Reclassification adjustment for other than temporary impairment losses	-	-	(16)	Total other-than-temporary impairment losses
Tax effect	-	-	5	Income taxes
	$276	$-	$267

(a) Amounts in parentheses indicate debits to net income

5.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$20,988	$36	$-	$21,024
Mortgage-backed securities - U.S. government agencies	90,817	860	(102)	91,575
Corporate debt securities	25,411	661	(19)	26,053
Total debt securities available for sale	137,216	1,557	(121)	138,652

FHLMC preferred stock	6	36	-	42

Total securities available for sale	$137,222	$1,593	$(121)	$138,694

Securities Held to Maturity:
U.S. government and agency obligations	$33,499	$399	$(129)	$33,769
Mortgage-backed securities - U.S. government agencies	6,472	459	-	6,931

Total securities held to maturity	$39,971	$858	$(129)	$40,700

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$18,988	$-	$(276)	$18,712
Mortgage-backed securities - U.S. government agencies	58,462	475	(225)	58,712
Total debt securities	77,450	475	(501)	77,424

FHLMC preferred stock	6	53	-	59

Total securities available for sale	$77,456	$528	$(501)	$77,483

Securities Held to Maturity:
U.S. government and agency obligations	$54,929	$462	$(849)	$54,542
Mortgage-backed securities - U.S. government agencies	11,455	880	-	12,335

Total securities held to maturity	$66,384	$1,342	$(849)	$66,877

As of September 30, 2016 the Bank maintained $31.7 million in a safekeeping account at the FHLB of Pittsburgh used for collateral as a convenience. The Bank is not required to maintain any specific collateral for its borrowings; therefore these securities are not restricted and could be sold or transferred if needed.

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and the length of time that individual securities had been in a continuous loss position at September 30, 2016:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
Mortgage-backed securities -U.S. government agencies	$(50)	$16,498	$52	$6,718	$(102)	$23,216
Corporate debt securities	(19)	3,955	-	-	(19)	3,955

Total securities available for sale	$(69)	$20,453	$52	$6,718	$(121)	$27,171

Securities Held to Maturity:
U.S. government and agency obligations	$(129)	$20,371	$-	$-	$(129)	$20,371

Total securities held to maturity	$(129)	$20,371	$-	$-	$(129)	$20,371

Total	$(198)	$40,824	$52	$6,718	$(250)	$47,542

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

Management has reviewed its investment securities portfolios and determined that during the year ended September 30, 2016, there were no impairment required for its investment portfolio deemed other than temporarily impaired.

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

For both years ended September 30, 2016 and 2015, the Company determined that no OTTI had occurred within the investment and mortgage-back securities portfolios.

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

U.S. Government and agency obligations – The Company’s investments reflected in the tables above in U.S. Government sponsored enterprise notes consist of debt obligations of the FHLB and Federal Farm Credit System (“FFCS”). These securities are typically rated AAA by one of the internationally recognized credit rating services. There were five securities in a gross unrealized loss position for less than twelve months having an aggregate depreciation of $129,000 or 0.6% from the Company’s amortized cost basis. The unrealized losses on these debt securities relates principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016.

U.S. Government agency issued mortgage-backed securities — At September 30, 2016, the gross unrealized loss in U.S. government agency issued mortgage-backed securities in the category of experiencing a gross unrealized loss for greater than 12 months was $52,000 or 0.8% from the Company’s amortized cost basis and consisted of five securities. The securities in a gross unrealized loss position experiencing a gross unrealized loss for less than 12 months was $198,000 or 0.5% from the Company’s amortized cost basis and consisted of 17 securities at September 30, 2016. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. The unrealized losses on these debt securities relates principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. The Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016.

Corporate debt securities — At September 30, 2016, the gross unrealized loss corporate debt securities in the category of experiencing a gross unrealized loss for less than 12 months was $19,000 or 0.5% from the Company’s amortized cost basis and consisted of four securities. The unrealized losses on these debt securities relates principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016.

The following table shows the gross unrealized losses and related fair values of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2015:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(85)	$4,910	$(191)	$13,802	$(276)	$18,712
Mortgage-backed securities - US government agency	(138)	22,173	(87)	$9,206	(225)	31,379

Total securities available for sale	$(223)	$27,083	$(278)	$23,008	$(501)	$50,091

Securities Held to Maturity:
U.S. government and agency obligations	$-	$-	$(849)	$42,603	$(849)	$42,603

Total securities held to maturity	$	$	$(849)	$42,603	$(849)	$42,603

Total	$(223)	$27,083	$(1,127)	$65,611	$(1,350)	$92,694

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

	September 30, 2016
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one through five years	1,999	2,187	2,060	2,081
Due after five through ten years	8,000	7,987	22,361	22,985
Due after ten years	23,500	23,595	21,978	22,011

Total	$33,499	$33,769	$46,399	$47,077

During the fiscal year ended September 30, 2016 and 2014, the Company recorded realized gains of $418,000 and $416,000, respectively, and gross proceeds from the from the sale of investment and mortgage-backed securities of $11.6 million and $3.2 million, respectively. During the fiscal year ended September 30, 2015, the Company did not record any gains or losses nor did it sell any securities from it’s AFS portfolio.

During the fiscal year ended September 30, 2016, the Company sold for $2.9 million mortgage-backed securities classified as held-to-maturity for total proceeds of $3.1 million, that had a remaining balance of less than 15% of its original par value. These sales did not taint the Company’s intent to hold the remaining portfolio.

6.	LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,
	2016	2015
	(Dollars in Thousands)
One-to-four family residential	$233,531	$259,163
Multi-family residential	12,478	6,249
Commercial real estate	79,859	25,799
Construction and land development	21,839	38,953
Commercial business	99	-
Leases	3,286	-
Consumer	799	392

Total loans	351,891	330,556

Undisbursed portion of loans-in-process	(5,371)	(17,097)
Deferred loan costs	1,697	2,104
Allowance for loan losses	(3,269)	(2,930)

Net loans	$344,948	$312,633

The Company originates loans to customers located primarily in its local market area. The ultimate repayment of these loans at September 30, 2016 and 2015 is dependent, to a certain degree, on the local economy and real estate market.

The following table summarizes the loans individually evaluated for impairment by loan segment at September 30, 2016:

	One- to four- family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Leases	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$5,553	$335	$3,154	$10,288	$99	$-	$-	$19,429
Collectively evaluated for impairment	227,978	12,143	76,705	11,551	-	3,286	799	332,462
Total loans	$233,531	$12,478	$79,859	$21,839	$99	$3,286	$799	$351,891

The following table summarizes the loans individually evaluated for impairment by loan segment at September 30, 2015:

	One- to four- family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$4,206	$-	$3,768	$8,796	$-	$-	$16,770
Collectively evaluated for impairment	254,957	6,249	22,031	30,157	-	392	$313,786
Total loans	$259,163	$6,249	$25,799	$38,953	$-	$392	$330,556

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2016:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$5,553	$5,553	$5,869
Multi-family	-	-	335	335	335
Commercial real estate	-	-	3,154	3,154	3,154
Construction and land development	-	-	10,288	10,288	10,288
Commercial business	-	-	99	99	99
Total Loans	$-	$-	$19,429	$19,429	$19,745

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2015:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$4,206	$4,206	$4,550
Commercial real estate	-	-	3,768	3,768	3,768
Construction and land development	-	-	8,796	8,796	8,796
Total Loans	$-	$-	$16,770	$16,770	$17,114

The following tables present the average investment in impaired loans and related interest income recognized for the periods indicated:

	September 30, 2016
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$5,099	$129	$101
Multi-family residential	344	24	-
Commercial real estate	3,565	96	12
Construction and land development	9,604	-	62
Commercial business	8	-	-
Total	$18,620	$249	$175

	September 30, 2015
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$8,734	$431	$147
Multi-family residential	289	19	-
Commercial real estate	3,840	210	71
Construction and land development	8,413	437	194
Total	$21,276	$1,097	$412

	September 30, 2014
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$10,802	$305	$53
Multi-family residential	376	26	-
Commercial real estate	2,585	70	19
Construction and land development	3,582	247	-
Total	$17,345	$648	$72

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

	September 30, 2016
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
One-to-four residential	$-	$1,681	$1,212	$-	$2,893
Multi-family residential	12,144	-	334	-	12,478
Commercial real estate	76,185	943	2,731	-	79,859
Construction and land development	11,551	-	10,288	-	21,839
Consumer	99	-	-	-	99
Total Loans	$99,979	$2,624	$14,565	$-	$117,168

	September 30, 2015
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
One-to-four residential	$-	$2,107	$751	$-	$2,858
Multi-family residential	5,898	351	-	-	6,249
Commercial real estate	22,005	965	2,829	-	25,799
Construction and land development	30,157	-	8,796	-	38,953
Total Loans	$58,060	$3,423	$12,376	$-	$73,859

The following tables present loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status:

	September 30, 2016
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$226,394	$4,244	$230,638
Leases	3,286	-	3,286
Consumer	799	-	799
Total Loans	$230,479	$4,244	$234,723

	September 30, 2015
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$252,758	$3,547	$256,305
Consumer	392	-	392
Total Loans	$253,150	$-	$256,697

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	September 30, 2016
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$228,904	$1,860	$2,767	$-	$1,860	$233,531	$4,244
Multi-family residential	12,478	-	-	-	-	12,478	-
Commercial real estate	78,513	-	1,346	-	-	79,859	1,346
Construction and land development	11,551	-	10,288	-	-	21,839	10,288
Commercial business	99	-	-	-	-	99	-
Leases	3,286					3,286
Consumer	799	-	-	-	-	799	-
Total Loans	$335,630	$1,860	$14,401	$-	$1,860	$351,891	$15,878

	September 30, 2015
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$255,669	$1,462	$2,032	$-	$1,462	$259,163	$3,547
Multi-family residential	6,249	-	-	-	-	6,249	-
Commercial real estate	25,114	504	181	-	504	25,799	1,589
Construction and land development	38,953	-	-	-	-	38,953	8,796
Commercial business	-	-	-	-	-	-	-
Consumer	392	-	-	-	-	392	-
Total Loans	$326,377	$1,966	$2,213	$-	$1,966	$330,556	$13,932

Interest income on nonaccrual loans would have increased by approximately $604,000, $279,000, and $187,000, during fiscal years ended September 30, 2016, 2015 and 2014, respectively, if these loans would have performed in accordance with their original terms.

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

The following tables summarize the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2016 and 2015. Activity in the allowance is presented for the years ended September 30, 2016 and 2015:

	September 30, 2016
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Leases	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2015	$1,636	$66	$231	$725	$-	$-	$4	$268	$2,930
Charge-offs	(11)	-	-	-	-	-	-	-	(11)
Recoveries	105	-	-	20	-	-	-	-	125
Provision	(103)	71	628	(429)	1	21	6	30	225
ALLL balance at September 30, 2016	$1,627	$137	$859	$316	$1	$21	$10	$298	$3,269

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,627	137	859	316	1	21	10	298	3,269

	September 30, 2015
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2014	$1,663	$67	$122	$323	$15	$4	$231	$2,425
Charge-offs	(384)	(1)	-	-	-	-	-	(384)
Recoveries	77	-	-	78	-	-	-	155
Provision	280	-	109	324	(15)	-	37	735
ALLL balance at September 30, 2015	$1,636	$66	$231	$725	$-	$4	$268	$2,930

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,636	66	231	725	-	4	268	2,930

	September 30, 2014
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2013	$1,384	$22	$70	$653	$4	$2	$218	$2,353
Charge-offs	(215)	-	-	-	-	-	-	(215)
Recoveries	47	-	-	-	-	-	-	47
Provision	447	45	52	(330)	11	2	13	240
ALLL balance at September 30, 2014	$1,663	$67	$122	$323	$15	$4	$231	$2,425

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,663	67	122	323	15	4	231	2,425

Management established a provision for loan losses of $225,000, $735,000 and $240,000 during the years ended September 30, 2016, 2015 and 2014, respectively. The Company determined it was prudent to record a provision for fiscal year 2016 primarily due to the increased level of commercial real estate loans offset by a reduction in single-family residential loans. The provision for loan losses was deemed necessary for fiscal 2015 due to the increase in the level of commercial real estate and construction loans outstanding, charge-offs incurred during fiscal 2015 and the classification of a $10.3 million loan workout relationship as non-performing. The Company believes that the allowance for loan losses at September 30, 2016 is sufficient to cover all inherent and known losses associated with the loan portfolio at such date. At September 30, 2016, the Company’s non-performing assets totaled $16.5 million or 2.9% of total assets as compared to $14.8 million or 3.0% of total assets at September 30, 2015. All of the increase was due to the placement on non-accrual of the entire amount of the Company’s largest loan relationship totaling $12.3 million and consisting of nine loans. Non-performing assets at September 30, 2016 included five construction loans aggregating $10.3 million, 17 one-to-four-family residential loans aggregating $2.9 million, one single-family residential investment property loan totaling $1.4 million and two commercial real estate loans aggregating $1.3 million. Non-performing assets also included at September 30, 2016 two real estate properties consisting of one single-family residential property totaling $375,000 and a commercial real estate property totaling $206,000. At September 30, 2016, the Company had ten loans aggregating $8.2 million that were classified as troubled debt restructurings (“TDRs”). Three of such loans aggregating $5.7 million as of September 30, 2016 were classified as non-performing as a result of not achieving a sufficiently long payment history, under the restructured terms, to justify returning the loans to performing (accrual) status. Two of these three loans totaling $4.3 million (which are part of the Company’s largest relationship referenced above) are over 90 days past due resulting from the discontinuation of funding by the Company of the development project (discussed below) due to the re-negotiation of the project’s future direction to completion. The third loan, consisting of a residential loan of approximately $1.4 million, has made all of its required payments to date, but the Company has not returned the loan to performing status due to concerns with regard to the borrower’s ability to make remaining payments due. The remaining eight TDRs have performed in accordance with the terms of their revised agreements. As of September 30, 2016, the Company had reviewed $19.4 million of loans for possible impairment of which $14.6 million was deemed classified as substandard compared to $16.8 million reviewed for possible impairment and $12.4 million of which was classified substandard as of September 30, 2015.

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

The following tables set forth a summary of the TDRs activity for the years ended September 30, 2016, 2015 and 2014. All of the TDRs involved changes in the interest rates on the loans; no debt was forgiven. At September 30, 2016, out of the 11 TDRs loans, eight were performing and the remaining three were classified as non-performing, of which one loan was performing in accordance with their modified terms:

	As of and for the Year Ended September 30, 2016

	Restructured Current Period
(amount in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

One-to-four family residential	1	$482	$482
	1	$482	$482

	As of and for the Year Ended September 30, 2015

	Restructured Current Period
(amount in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commerical real estate	1	$750	$750
Construction and land development	1	3,665	3,665
	2	$4,415	$4,415

	As of and for the Year Ended September 30, 2014

	Restructured Current Period
(amount in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

One-to four- family	1	$1,455	$1,455
Commerical real estate	1	877	877
	2	$2,332	$2,332

As of September 30, 2016, consist of two loans deemed to be TDRs aggregating $4.3 million, consisting of one construction and development loan in the amount of $3.6 million and a commercial real estate loan in the amount of $730,000, both of which were in default under their modified terms. Both loans are related to the Company’s largest borrower.

At September 30, 2016, the Company had nine consumer mortgage with a carrying amount of $1.1 million that is secured by residential real estate property for which foreclosure is proceedings are in process according to local jurisdictions.

7.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classifications as follows:

	September 30,
	2016	2015
	(Dollars in Thousands)

Land	$198	$198
Buildings and improvements	2,492	2,454
Furniture and equipment	2,355	2,210
Automobiles	-	96

Total	5,045	4,958
Accumulated depreciation	(3,701)	(3,466)

Total office properties and equipment, net of accumulated depreciation	$1,344	$1,492

For the years ended September 30, 2016, 2015 and 2014, depreciation expense amounted to $325,000, $304,000 and $320,000, respectively.

Lease expense was $352,000, $242,000 and $77,000 for the years ended September 30, 2016, 2015 and 2014, respectively. The Company has executed certain lease commitments and is obligated to pay; $350,000 for fiscal year 2017, $394,000 for fiscal year 2018, $382,000 for fiscal year 2019, $249,000 for fiscal year 2020, $249,000 for fiscal year 2021, and $1.7 million thereafter.

8.	DEPOSITS

Deposits consist of the following major classifications:

	September 30,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Non-interest-bearing checking accounts	$3,804	0.7%	$2,293	0.6%
Interest-bearing checking accounts	34,984	9.3	35,649	9.8
Money market deposit accounts	55,552	14.3	60,736	16.6
Passbook, club and statement savings	70,924	18.2	70,355	19.3
Certificates maturing in six months or less	97,418	25.0	49,857	13.7
Certificates maturing in more than six months	126,519	32.5	146,184	40.0

Total	$389,201	100.0%	$365,074	100.0%

The amount of scheduled maturities of certificate accounts was as follows:

September 30, 2016
(Dollars in Thousands)

One year or less	$139,841
One through two years	39,624
Two through three years	20,534
Three through four years	14,704
Four through five years	9,227

Total	$223,930

Certificates of deposit of $250,000 or more at September 30, 2016 and 2015 totaled $17.0 million and $32.7 million, respectively.

Interest expense on deposits was comprised of the following:

	Year Ended September 30,
	2016	2015	2014
	(Dollars in Thousands)
Checking and money market deposit accounts	$165	$323	$348
Passbook, club and statement savings accounts	83	208	262
Certificate accounts	2,613	2,899	2,791
Total	$2,861	$3,430	$3,401

9.	SHORT-TERM BORROWINGS

The year ended September 30, outstanding balances and related information of short-term borrowings from the FHLB are summarized follows:

(Dollar amount in thousands)	2016

Balance at year-end	20,000
Average balance outstanding	8,975
Maximum month-end balance	20,000
Weight-average rate at year-end	1.17%
Weight-average rate during the year	1.23%

There were no short-term borrowings outstanding during the fiscal year ended 2015.

As of September 30, 2016, the $20.0 million consists of two $10.0 million 30 day FHLB advance associated with an interest rate swap contract with a weighted average effective cost of 117 bps.

Average balances outstanding during the year represent daily average balance and interest rates represent interest expense divided by the related average balance.

The Company maintains borrowing facilities with the FHLB and Federal Reserve Banks and the terms and interest rate are subject to change on the date of execution.

10.	ADVANCES FROM FEDERAL HOME LOAN BANK

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by a blanket collateral of loans held by the Company and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of September 30, 2016 are as follows:

Type	Maturity Date	Amount	Coupon	Call Date
		(Dollars in Thousands)
Fixed Rate -Advance	17-Nov-17	$10,000	1.20%	Not Applicable
Fixed Rate -Amortizing	1-Dec-17	2,511	1.16%	Not Applicable
Fixed Rate -Advance	4-Dec-17	2,000	1.15%	Not Applicable
Fixed Rate -Advance	16-Nov-18	7,500	1.40%	Not Applicable
Fixed Rate -Advance	3-Dec-18	3,000	1.54%	Not Applicable
Fixed Rate -Amortizing	18-Nov-19	4,382	1.53%	Not Applicable
Fixed Rate -Advance	27-Jul-20	249	1.38%	Not Applicable
Fixed Rate -Advance	27-Jul-21	249	1.52%	Not Applicable
Fixed Rate -Advance	28-Jul-21	249	1.48%	Not Applicable
Fixed Rate -Advance	29-Jul-21	249	1.42%	Not Applicable
Fixed Rate -Advance	19-Aug-21	249	1.55%	Not Applicable

		$30,638	1.34%	(a)

(a) Weighted average coupon rate.

Advances from the FHLB with coupon rates ranging from 1.15% to 1.55% are as follows.

		Weighted Average
Maturity	Amount	Coupon Rate
	(Dollars in Thousands)
2017	$3,367	1.31%
2018	13,887	1.22%
2019	11,903	1.45%
2020	485	1.45%
2021	996	1.49%
	30,638	1.34%

The Bank maintains a blanket collateral agreement using qualifying loans with the FHLB for future borrowing needs. At September 30, 2016, the Bank had the ability to obtain $180.2 million of additional FHLB advances.

There were no outstanding balances at September 30, 2015.

11.	INCOME TAXES

The Company files a consolidated federal income tax return. The Company uses the specific charge-off method for computing reserves for bad debts. Generally this method allows the Company to deduct an annual addition to the reserve for bad debt equal to its net charge-offs.

The provision for income taxes for the years ended September 30, consists of the following:

	Year Ended September 30,
	2016	2015	2014
	(Dollars in Thousands)

Current:
Federal expense	$1,275	$461	$690
Total current taxes	1,275	461	690

Deferred income tax benefit	(16)	(345)	-
Total income tax provision	$1,259	$116	$690

Items that gave rise to significant portions of deferred income taxes are as follows:

	September 30,
	2016	2015
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,289	$1,185
Non-accrual interest	163	86
Accrued vacation	13	119
Capital loss carryforward	378	534
Post-retirement benefit plans	96	126
Split dollar life insurance	18	19
Unrealized losses on interest rate swaps	69	-
Employee benefit plans	434	530
Total deferred tax assets	2,460	2,599
Valuation allowance	(378)	(534)
Total deferred tax assets, net of valuation allowance	2,082	2,065

Deferred tax liabilities:
Property	423	365
Unrealized gains on available for sale securities	500	10
481(a)Adjustment	12	-
Deferred loan fees	578	715
Total deferred tax liabilities	1,513	1,090
Net deferred tax asset	$569	$975

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The valuation allowance totaled $378,000 and $534,000 at September 30, 2016 and 2015, respectively. The gross deferred tax assets related to impairment losses and capital loss carryforwards decreased in the aggregate by $156 thousand during the year ended September 30, 2016, primarily due to the sale of AFS investment securities.

The income tax expense differs from that computed at the statutory federal corporate tax rate as follows:

	Year Ended September 30,
	2016		2015		2014
		Percentage		Percentage		Percentage
		of Pretax		of Pretax		of Pretax
	Amount	Income	Amount	Income	Amount	Income (Loss)
	(Dollars in Thousands)
Tax at statutory rate	$1,353	34.0%	$798	34.0%	$840	34.0%
Adjustments resulting from:
Valuation allowance	(156)	(3.9)	(677)	(28.8)	(144)	(5.8)
Income from bank owned life insurance	(113)	(2.8)	(117)	(5.0)	(87)	(3.5)
Employee benefit plans	151	3.8	126	5.4	74	3.0
Other	24	0.5	(14)	(0.6)	7	0.2

Income tax expense	$1,259	31.6%	$116	5.0%	$690	27.9%

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations as a component of income tax expense.  As of September 30, 2016, the Internal Revenue Service conducted an audit of the Company’s tax returns for the year ended September 30, 2010, and no adverse findings were reported. The Company’s federal and state income tax returns for taxable years through September 30, 2013 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

12.	REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined) and risk-weighted assets (as defined), and of total capital (as defined) to risk-weighted assets. Management believes, as of September 30, 2016 and 2015, that the Company and the Bank met all regulatory capital adequacy requirements to which they each are subject.

To be categorized as well capitalized, the Bank must maintain the minimum Tier 1 capital, Tier common equity, Tier 1 risk-based and total risk-based ratios as set forth in the table below.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in Thousands)
September 30, 2016:
Tier 1 capital (to average assets)
Company	$113,205	20.41%	N/A	N/A	N/A	N/A
Bank	100,552	18.15	$22,157	4.0	$27,697	5.0%
Tier 1 Common (to risk-weighted assets)
Company	113,205	38.57	N/A	N/A	N/A	N/A
Bank	100,552	34.36	13,171	4.5	19,024	6.5
Tier 1 capital (to risk-weighted assets)
Company	113,205	38.57	N/A	N/A	N/A	N/A
Bank	100,552	34.36	17,559	6.0	23,415	8.0
Total capital (to risk-weighted assets)
Company	116,512	39.70	N/A	N/A	N/A	N/A
Bank	103,859	35.49	23,415	8.0	29,268	10.0

September 30, 2015:
Tier 1 capital (to average assets)
Company	$116,903	23.73%	N/A	N/A	N/A	N/A
Bank	96,034	19.50	$19,699	4.0	$24,624	5.0%
Tier 1 Common (to risk-weighted assets)
Company	116,921	50.63	N/A	N/A	N/A	N/A
Bank	96,052	41.66	10,376	4.5	14,987	6.5
Tier 1 capital (to risk-weighted assets)
Company	116,903	50.63	N/A	N/A	N/A	N/A
Bank	96,034	41.65	13,834	6.0	18,446	8.0
Total capital (to risk-weighted assets)
Company	120,016	51.98	N/A	N/A	N/A	N/A
Bank	99,147	43.00	18,446	8.0	23,057	10.0

13.	EMPLOYEE BENEFITS

The Bank is a member of a multi-employer (under the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986) defined benefit pension plan covering all employees meeting certain eligibility requirements. The Bank’s policy is to fund pension costs accrued. The expense relating to this plan for the years ended September 30, 2016, 2015 and 2014 was $256,000, $623,000 and $663,000, respectively. There are no collective bargaining agreements in place that require contributions to the plan. Additional information regarding the plan as of September 30, 2016 is noted below:

Legal Name of Plan	Pentegra Defined Benefit Plan for Financial Institutions
Plan Employer Identification Number	13-5645888
The Company's Contribution for the year ended September 30, 2016	$222,000
Are Company's Contributions more than 5% of total contributions?	No
Funded Status	95.85%

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

The Bank also has a defined contribution plan for employees meeting certain eligibility requirements. The defined contribution plan may be terminated at any time at the discretion of the Bank. There was no expense relating to this plan for the years ended September 30, 2016, 2015 and 2014. The Company eliminated the employer match in conjunction with the establishment of the employee stock ownership plan (“ESOP”) discussed below.

The Bank maintains an ESOP for substantially all of its full-time employees meeting certain eligibility requirements. The purchase of shares of the Company's common stock by the ESOP was funded by loans from the Company. The loans will be repaid principally from the Bank's contributions to the ESOP. Shares of the Company's common stock purchased by the ESOP are held in a suspense account and released for allocation to participants on a pro rata basis as debt service payments are made on the loans. Shares released are allocated to each eligible participant based on the ratio of each such participant's compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released and allocated among participants, the Bank recognizes compensation expense based on the current market price of the shares released. The ESOP purchased 712,721 shares of the Company’s common stock for an aggregate cost of approximately $7.6 million in fiscal 2015 and fiscal 2014. As of September 30, 2016, the Company had allocated a total of 243,734 shares from the suspense account to participants and committed to release an additional 35,517 shares. The expense relating to the ESOP for the years ended September 30, 2016, 2015 and 2014 was $526,000, $467,000 and $389,000, respectively.

The Company maintains the 2008 Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the RRP Trust purchased 213,528 shares (on a converted basis) of the Company’s common stock in the open market for approximately $2.5 million, at an average purchase price per share of $11.49 as part of the RRP. The Company made sufficient contributions to the RRP Trust to fund these purchases. As of September 30, 2015, During Fiscal year 2016 7,473 shares have been forfeited under RRP and were granted in August 2016, all the shares had been awarded as part of the RRP. Shares subject to awards under the RRP generally vest at the rate of 20% per year over five years. As of September 30, 2016, 195,083 of the awarded shares of the Plan had become fully vested. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares can be awarded as restricted stock awards or units, of which 235,500 shares were awarded during February 2015 of which 41,800 have vested and 45,000 shares have been forfeited. In August 2016, the Company granted 3,027 shares under 2014 SIP.

During the year ended September 30, 2016, approximately $463,000 was recognized in compensation expense for the RRP. Tax benefits of $219,000 were recognized during the year ended September 30, 2016.Tax benefits of $131,000 were recognized during the year ended September 30, 2015. During the year ended September 30, 2015, approximately $387,000 was recognized in compensation expense for the RRP. At September 30, 2016, approximately $2.9 million of additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the year ended September 30, 2016 and 2015 is presented in the following table:

	Year Ended September 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at beginning of year	241,428	$11.74
Issued	10,500	14.42
Forfeited	(30,180)	11.92
Vested	(48,960)	11.60
Nonvested stock awards at the end of the period	172,788	$12.03

	Year Ended September 30, 2015
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at beginning of year	38,055	$8.07
Issued	235,500	12.23
Forfeited	(21,813)	11.85
Vested	(10,314)	9.07
Nonvested stock awards at the end of the period	241,428	$11.74

The Company maintains the Stock Option Plan (the “Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares of common stock were approved for future issuance pursuant to the Option Plan. As of September 30, 2016, all of the options had been awarded under the Option Plan. As of September 30, 2016, 576,354 options were vested under the Option Plan of which 126,000 options were forfeited and are available for future grants. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 608,737 shares were awarded during February 2015, 605,000 shares pursuant to the 2014 SIP and the remainder pursuant to the Option Plan. During August 2016 the Company granted 18,866 shares under the Option Plan and 8,634 shares under the 2014 SIP.

A summary of the status of the Company’ stock options under the Option Plan as of September 30, 2016 and 2015 and changes during the year ended September 30, 2016 and 2015 are presented below:

	Year Ended September 30, 2016
	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	1,074,430	$11.92
Granted	27,500	14.42
Exercised	(99,545)	11.45
Forfeited	(80,476)	11.52
Outstanding at the end of the period	921,909	$11.70
Exercisable at the end of the period	467,397	$11.40

	Year Ended September 30, 2015
	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	530,084	$11.57
Granted	608,737	12.23
Forfeited	(64,391)	11.92
Outstanding at the end of the period	1,074,430	$11.92
Exercisable at the end of the period	440,976	$11.42

The weighted average remaining contractual term was approximately 5.1 years for options outstanding as of September 30, 2016:

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013, $4.67 for the options granted during fiscal 2014, $4.58 for options granted during fiscal 2015 and $2.13 for options granted during fiscal 2016. The fair value for grants made in fiscal 2015 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $12.23, term of seven years, volatility rate of 38.16%, interest rate of 1.62% and a yield rate of 0.98%. The fair value for grants made in fiscal 2016 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $14.42, term of seven years, volatility rate of 13.82%, interest rate of 1.36% and a yield rate of 0.80%.

During the year ended September 30, 2016, $455,000 was recognized in compensation expense for the Option Plan. A tax benefit of $60,000 was recognized during the year ended September 30, 2016. During the year ended September 30, 2015, $387,000 was recognized in compensation expense for the Option Plan. A tax benefit of $44,000 was recognized during the year ended September 30, 2015. At September 30, 2016, approximately $2.0 million of additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 2.3 years.

14.	INTEREST RATE SWAP AGREEMENTS

The Company has contracted with a third party to engage pay-fixed interest rate swap contracts and the outstanding at September 30, 2016, is being utilized to hedge $20.1 million in floating rate debt. Below is a summary of the interest rate swap agreements and the terms as of September 30, 2016.

	2016
	Natinal	Pay	Receive	Maturity	Unrealized
	Amount	Rate	Rate	Date	Loss

Interest rate swap contract	$10,000	1.15%	1 Mth Libor	6-Apr-21	$92,000
Interest rate swap contract	10,000	1.18%	1 Mth Libor	13-Jun-21	103,000
Interest rate swap contract	1,100	4.10%	1 Mth Libor +276 bp	1-Aug-16	7,000

					$202,000

15.	COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2016, the Company had $9.9 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.75% to 5.25%. At September 30, 2015, the Company had $2.7 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.25% to 5.25%. The aggregate undisbursed portion of loans-in-process amounted to $5.4 million and $17.1 million, respectively, at September 30, 2016 and 2015.

The Company also had commitments under unused lines of credit of $3.3 million and $6.1 million, respectively, and letters of credit outstanding of $1.9 million and $2.6 million, respectively, at September 30, 2016 and 2015.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At September 30, 2016, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $32,000. This exposure is for the life of the related loans and payables, on the Company’s proportionate share, as actual losses are incurred.

The Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, does not believe that such proceedings will have a material adverse effect on the financial condition or operations of the Company. There can be no assurance that any of the outstanding legal proceedings to which the Company is party will not be decided adversely to the Company's interest and have a material adverse effect on the financial condition and operations of the Company.

16.	FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2016 and 2015, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets as of September 30, 2016 which are to be measured at fair value on a recurring basis are as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$21,024	$-	$21,024
Mortgage-backed securities - U.S. Government agencies	-	91,575	-	91,575
Corporate bonds	-	26,053	-	26,053
FHLMC preferred stock	42	-	-	42
Total	$42	$138,652	$-	$138,694

Liabilities
Interest rate swap contracts	$-	$202	$-	$202
Total	$-	$202	$-	$202

Those assets as of September 30, 2015 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$18,712	$-	$18,712
Mortgage-backed securities - U.S. Government agencies	-	58,712	-	58,712
FHLMC preferred stock	59	-	-	59
Total	$59	$77,424	$-	$77,483

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparable included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value of $19.4 million and $16.8 million at September 30, 2016 and 2015, respectively.

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

Summary of Non-Recurring Fair Value Measurements

	At September 30, 2016
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$19,429	$19,429
Real estate owned	-	-	581	581
Total	$-	$-	$20,010	$20,010

	At September 30, 2015
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$16,770	$16,770
Real estate owned	-	-	869	869
Total	$-	$-	$17,639	$17,639

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within level 3 of the fair value hierarchy:

	At September 30, 2016
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$19,429	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 46% discount/10%
Real estate owned	$581	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	10% discount

	At September 30, 2015
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$16,770	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	10% discount
Real estate owned	$869	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	10% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

			Fair Value Measurements at
			September 30, 2016
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$12,440	$12,440	$12,440	$-	$-
Certificate of deposits	1,853	1,853	1,853	-	-
Investment and mortgage-backed securities available for sale	138,694	138,694	42	138,652	-
Investment and mortgage-backed securities held to maturity	39,971	40,700	-	40,700	-
Loans receivable, net	344,948	344,100	-	-	344,100
Accrued interest receivable	1,928	1,928	1,928	-	-
Federal Home Loan Bank stock	2,463	2,463	2,463	-	-
Bank owned life insurance	13,055	13,055	13,055	-	-

Liabilities:
Checking accounts	38,788	38,788	38,788	-	-
Money market deposit accounts	55,552	55,552	55,552	-	-
Passbook, club and statement savings accounts	70,924	71,145	71,145	-	-
Certificates of deposit	223,930	225,383	-	-	225,383
Accrued interest payable	1,403	1,403	1,403	-	-
Advances from FHLB -short-term	20,000	20,000	-		20,000
Advances from FHLB -long-term	30,638	30,222	-	-	30,222
Advances from borrowers for taxes and insurance	1,748	1,748	1,748	-	-
Interest rate swap contracts	202	202	-	202	-

			Fair Value Measurements at
			September 30, 2015
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$11,272	$11,272	$11,272	$-	$-
Investment and mortgage-backed securities available for sale	77,483	77,483	59	77,424	-
Investment and mortgage-backed securities held to maturity	66,384	66,877	-	66,877	-
Loans receivable, net	312,633	312,613	-	-	312,613
Accrued interest receivable	1,665	1,665	1,665	-	-
Federal Home Loan Bank stock	369	369	369	-	-
Bank owned life insurance	12,722	12,722	12,722	-	-

Liabilities:
Checking accounts	37,942	37,942	37,942	-	-
Money market deposit accounts	60,736	60,736	60,736	-	-
Passbook, club and statement savings accounts	70,355	70,355	70,355	-	-
Certificates of deposit	196,041	199,639	-	-	199,639
Accrued interest payable	1,291	1,291	1,291	-	-
Advances from borrowers for taxes and insurance	1,670	1,670	1,670	-	-

Cash and Cash Equivalents—For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Certificates of deposit—For certificates of deposit, the carrying amount is a reasonable estimate of fair value.

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

Advances from Federal Home Loan Bank (short-term)—The fair value of advances from FHLB is the amount payable on demand at the reporting date.

Advances from Federal Home Loan Bank (long-term)—The fair value of advances from FHLB is the amount payable on demand at the reporting date.

Accrued Interest Payable – For accrued interest payable, the carrying amount is a reasonable estimate of fair value.

Advances from borrowers for taxes and insurance – For advances from borrowers for taxes and insurance, the carrying amount is a reasonable estimate of fair value.

Interest rate swap contracts – For interest rate swap contracts, the fair values of derivative contracts are based upon the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account underlying interest rates, creditworthiness of underlying customers for credit derivatives and, when appropriate, the creditworthiness of the counterparties.

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

17.	PRUDENTIAL BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENT OF FINANCIAL CONDITION
September 30,	2016	2015
	(Dollars in Thousands)
Assets:
Cash	$6,541	$14,912
ESOP loan receivable	5,277	5,618
Investment in Bank	101,350	96,132
Other assets	834	339
Total assets	$114,002	$117,001

Stockholders' equity:
Preferred stock	-	-
Common stock	95	95
Additional paid-in-capital	95,713	95,286
Unearned ESOP shares	(4,550)	(4,926)
Treasury stock	(21,098)	(14,691)
Retained earnings	43,044	41,219
Accumulated other comprehensive (loss) income	798	18

Total stockholders' equity	114,002	117,001

Total liabilities and stockholders' equity	$114,002	$117,001

INCOME STATEMENT
For the year ended September 30,	2016	2015	2014
	(Dollars in thousands)

Interest on ESOP loan	247	263	257
Equity in the undistributed earnings of the Bank	2,911	2,549	2,085
Other income	-	9	-

Total income	3,158	2,821	2,342

Professional services	161	306	288
Other expense	376	447	431

Total expense	537	753	719

Income before income taxes	2,621	2,068	1,623

Income tax benefit	(99)	(164)	(157)

Net income	2,720	2,232	1,780

CASH FLOWS
For the year ended September 30,	2016	2015	2014
	(Dollars in thousands)
Operating activities:
Net income	$2,720	$2,232	$1,780
(Decrease) increase in assets	(579)	88	(198)
Equity in the undistributed earnings of the Bank	(2,911)	(2,549)	(2,085)

Net cash used in operating activities	(770)	(229)	(503)

Investing activities:
Repayments received on ESOP loan	341	325	302
Cash advanced to subsidiary	-	-	(34,800)

Net cash provided by (used in) investing activities	341	325	(34,498)

Financing Activities:
Purchase of common stock for ESOP	-	-	(3,089)
Issuance of common stock	-	-	38,702
Cancellation of treasury stock	-	-	31,625
Purchase of treasury stock	(7,047)	(14,691)
Cash dividends paid	(895)	(2,222)	(571)

Net cash (used in) provided by financing activities	(7,942)	(16,913)	66,667

Net (decrease) increase in cash and cash equivalents	(8,371)	(16,817)	31,666

Cash and cash equivalents, beginning of year	14,912	31,729	63

Cash and cash equivalents, end of year	$6,541	$14,912	$31,729

18.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the years ended September 30, 2016 and 2015 is as follows:

	September 30, 2016				September 30, 2015
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr
	(In thousands)				(In thousands)

Interest income	$4,056	$4,366	$4,474	$4,587	$4,240	$4,304	$4,055	$4,081
Interest expense	800	849	824	853	901	871	851	807
Net interest income	3,256	3,517	3,650	3,734	3,339	3,433	3,204	3,274
(Recoveries) Provision for loan losses	0	75	150	0	75	300	210	150
Net interest income after provision for loan losses	3,256	3,442	3,500	3,734	3,264	3,133	2,994	3,124
Non-interest income	274	209	400	454	350	1,988	445	225
Non-interest expense	2,896	2,796	2,815	2,783	2,926	3,511	3,432	3,306
Income before income tax expense	634	855	1,085	1,405	688	1,610	7	43
Income tax expense	221	307	308	423	217	(91)	(40)	30
Net income	$413	$548	$777	$982	$471	$1,701	$47	$13

Per share:
Earnings per share - basic	$0.05	$0.08	$0.10	$0.14	$0.05	$0.20	$0.01	$0.01
Earnings per share - diluted	$0.05	$0.70	$0.10	$0.14	$0.05	$0.18	$0.01	$-
Dividends per share	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.18	$0.03

	September 30, 2014
	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr
	(In thousands)

Interest income	$4,069	$4,085	$4,136	$4,175
Interest expense	905	852	826	818
Net interest income	3,164	3,233	3,310	3,357
(Recoveries) Provision for loan losses	0	0	0	240
Net interest income after provision for loan losses	3,164	3,233	3,310	3,117
Non-interest income	161	413	194	343
Non-interest expense	2,803	2,954	2,756	2,952
Income before income tax expense	522	692	748	508
Income tax expense	184	157	227	112
Net income	$338	$535	$521	$396

Per share:
Earnings per share - basic	$0.04	$0.06	$0.06	$0.04
Earnings per share - diluted	$0.04	$0.06	$0.06	$0.03
Dividends per share	$-	$-	$0.03	$0.03

Due to rounding, the sum of the earnings per share in individual quarters may differ from reported amounts.

19.	PENDING ACQUISITION

On June 2, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Polonia Bancorp. Pursuant to the Merger Agreement, Polonia Bancorp will merge with and into the Company (the “Merger”) and Polonia Bancorp’s wholly owned subsidiary, Polonia Bank, a federally chartered savings bank, will merge with and into the Bank.

Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of Polonia Bancorp common stock will be converted into the right to receive, at the election of the Polonia Bancorp shareholder (subject to certain conditions, including conditions relating to pro-ration): (i) 0.7591 of a share of Company common stock (the “Exchange Ratio”) or (ii) $11.28 in cash (the “Per Share Cash Consideration” and collectively with the Exchange Ratio, the “Merger Consideration”). The election of shares of Company stock or cash will be subject to pro-ration such that 50% of the issued and outstanding shares of Polonia Bancorp common stock will be exchanged for Company common stock and 50% will be exchanged for cash. Options to purchase Polonia Bancorp common stock outstanding at the effective time of the Merger will fully vest and be exchanged for a cash payment equal to the difference, if positive, between the Per Share Cash Consideration under the Merger Agreement and the corresponding exercise price of such option, subject to prior receipt of any required regulatory approvals.

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

Evaluation of Disclosure Controls and Procedures. Management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations and are operating in an effective manner.

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

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of September 30, 2016. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

/s/Dennis Pollack	/s/Jack E. Rothkopf
Dennis Pollack	Jack E. Rothkopf
President and Chief Executive Officer	Senior Vice President,
Chief Financial Officer and Treasurer

Changes in Internal Controls over Financial Reporting. No change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 2017, is expected to be which filed with the Securities and Exchange Commission on or about January17, 2016 ("Definitive Proxy Statement").

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

Equity Compensation Plan Information. The following table provides information as of September 30, 2016 with respect to shares of common stock that may be issued under the existing equity compensation plans, which consist of the 2008 Stock Option Plan, the 2008 Recognition and Retention Plan and the 2014 Stock Incentive Plan, all of which were approved by the Company’s shareholders. The share amounts set forth below with respect to the 2008 Stock Option Plan and the 2008 Recognition and Retention Plan have been adjusted for the exchange of shares in connection with the second-step conversion completed on October 9, 2013, at an exchange ratio of 0.9442 of Company common stock for each share of Old Prudential Bancorp held by other than the MHC.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,094,697	(1)	$11.75	(1)	336,229
Equity compensation plans not approved by security holders	--		-----		--
Total	1,094,697		$11.75		336,229

___________________
(1)	Includes 172,788 shares subject to restricted stock grants which were not vested as of September 30, 2016. The weighted average exercise price excludes such restricted stock grants.

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

Consolidated Statements of Financial Condition
Consolidated Statements of Operations
Consolidated Statement of Comprehensive Income (loss)
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation of Prudential Bancorp, Inc. (1)
3.2	Bylaws of Prudential Bancorp, Inc. (1)
4.0	Form of Stock Certificate of Prudential Bancorp, Inc. (1)
*
10.1	Amended and Restated Post Retirement Agreement between Prudential Savings Bank and Joseph W. Packer, Jr. (2)*
10.2	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. and Diane B. Packer (2)*
10.3	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. (2)*
10.4	Amendment No. 1 to Split-Dollar Agreement between the Bank and Joseph W. Packer, Jr. (2)*
10.5	Settlement Agreement, dated November 7, 2008, by and among Prudential Mutual Holding Company, Prudential Bancorp, Inc. of Pennsylvania, Prudential Savings Bank, Stilwell Value Partners, I, L.P., Stilwell Partners L.P., Stilwell Value LLC, Joseph Stilwell and John Stilwell (3)
10.6	Prudential Bancorp, Inc. of Pennsylvania 2008 Stock Option Plan (4)*
10.7	Prudential Bancorp, Inc. of Pennsylvania 2008 Recognition and Retention Plan and Trust Agreement (4)*
10.8	Amendment No.2 to Split-Dollar Agreement between the Bank and Joseph W. Packer, Jr.*(5)
10.9	Endorsement Split Dollar Insurance Agreement, dated August 28, 2012, between Joseph Corrato and Prudential Savings Bank (6)*
10.10	Endorsement Split Dollar Insurance Agreement dated August 29, 2012 between Jack Rothkopf and Prudential Savings Bank (6)*
10.11	Transition Agreement by and among Prudential Bancorp, Inc. of Pennsylvania, Prudential Savings Bank, Prudential Mutual Holding Company, PSB Delaware, Inc. and Joseph W. Packer, Jr. dated as of April 18, 2012 (7)*

10.12	Employment Agreement between Prudential Savings Bank and Jack Rothkopf (8)*
10.13	Endorsement Split Dollar Insurance Agreement dated May 14, 2014 between Jeffrey T. Hanuscin and Prudential Savings Bank (9)*
10.14	Amendment No.1 to the Amended and Restated Employment Agreement between Prudential Savings Bank and Jack E. Rothkopf (10)*
10.15	Severance Agreement between Prudential Savings Bank and Anthony V. Migliorino (11)*
10.16	Severance Agreement between Prudential Savings Bank and Jeffrey T. Hanuscin (12)*
10.17	Amendment No. 1 to the Severance Agreement between Prudential Savings Bank and Jeffrey T. Hanuscin (13)*
10.18	2014 Stock Incentive Plan (14)*
10.19	Severance Agreement between Prudential Savings Bank and Jack E. Rothkopf (14)*
10.20	Separation Agreement between Prudential Bancorp, Inc. Prudential Savings Bank and Joseph R. Corrato (16)*
10.21	Employment Agreement between Prudential Bancorp, Inc., Prudential Savings Bank and Dennis Pollack (17)*
23.1	Consent of Independent registered public accounting firm
31.1	Section 1350 Certification of the Chief Executive Officer
31.2	Section 1350 Certification of the Chief Financial Officer
32.0	Section 906 Certification
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) hereof.

(1)	Incorporated by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-189321) filed with the SEC on June 14, 2013.

(2)	Incorporated by reference from the Current Report on Form 8-K, of Prudential Bancorp, Inc. of Pennsylvania dated November 19, 2008 and filed with the SEC on November 25, 2008 (SEC File No. 000-51214).

(3)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania, dated November 7, 2008 and filed with the SEC on November 7, 2008 (SEC File No. 000-51214).

(4)	Incorporated by reference from Appendices A (2008 Stock Option Plan) and B (2008 Recognition and Retention Plan and Trust Agreement”) of the definitive proxy statement of Prudential Bancorp, Inc. of Pennsylvania (SEC File No. 000-51214) filed with the SEC on November 26, 2008.

(5)	Incorporated by reference from the Annual Report on Form 10-K of Prudential Bancorp, Inc. of Pennsylvania for the year ended September 30, 2012 filed with the SEC on December 21,2012 (SEC File No. 000-51214)

(6)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania dated August 28, 2012 and filed with the SEC on August 31, 2012 (SEC File No. 000-51214).

(7)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania dated April 18, 2012 and filed with the SEC on April 19, 2012 (SEC File No. 000-51214).

(8)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated June 17, 2015and filed with the SEC on June 22, 2015 (SEC File No. 000-55089).

(9)	Incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 of Prudential Bancorp, Inc. filed with the SEC on August 14, 2014 (SEC File No. 000-55084).

(10)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated November 13, 2015 and filed with the SEC on November 1, 2015 (SEC File No. 000-55089).

(11)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated November 30, 2015 and filed with the SEC on December 1, 2015 (SEC File No. 000-55084).

(12)	Incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2015 and filed with the SEC on May 11, 2015 (SEC File No. 000-55084).

(13)	Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for year ended September 30, 2015 and file with SEC on December 14, 2015 (SEC File No. 00-5589).

(14)	Incorporated by reference from Appendix A of the definitive proxy statement of Prudential Bancorp, Inc. filed with the SEC on December 30, 2014 (SEC File No. 000-55084).

(15)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, dated December 28, 2015 and filed with the SEC on December 28, 2015 (SEC File No. 000-55084).

(16)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, dated May 3, 2016 and filed with the SEC on May 3, 2015 (SEC File No. 000-55084).

(17)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, dated May 16, 2016 and filed with the SEC on May 16, 2015 (SEC File No. 000-55084).

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential Bancorp, Inc.

December 14, 2016	By:	/s/Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bruce E. Miller	December 14, 2016
Bruce E. Miller
Chairman of the Board

/s/ Jerome R. Balka, Esq	December 14, 2016
Jerome R. Balka, Esq.
Director

/s/ A. J. Fanelli	December 14, 2016
A. J. Fanelli
Director

/s/ John C. Hosier	December 14, 2016
John C. Hosier
Director

/s/ Francis V. Mulcahy	December 14, 2016
Francis V. Mulcahy

/s/ Dennis Pollack	December 14, 2016
Dennis Pollack
Director, President and Chief Executive President

/s/ Jack E. Rothkopf	December 14, 2016
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer, Treasurer
Chief Accounting Officer

