Form 10-Q
period 2016-12-31
PRUDENTIAL BANCORP, INC.
filed 2017-02-09
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of January 31, 2017, 10,819,006 shares were issued and 9,015,982 were outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,
	2016	2016
	(Dollars in Thousands, except share data)
ASSETS

Cash and amounts due from depository institutions	$1,580	$1,965
Interest-bearing deposits	6,485	10,475

Total cash and cash equivalents	8,065	12,440

Certificates of deposit	1,853	1,853
Investment and mortgage-backed securities available for sale (amortized cost—December 31, 2016, $134,619; September 30, 2016, $137,222)	132,636	138,694
Investment and mortgage-backed securities held to maturity (fair value—December 31, 2016, $43,038; September 30, 2016, $40,700)	44,741	39,971
Loans receivable—net of allowance for loan losses (December 31, 2016, $3,454; September 30, 2016, $3,269)	349,494	344,948
Accrued interest receivable	2,075	1,928
Real estate owned	585	581
Federal Home Loan Bank stock—at cost	2,970	2,463
Office properties and equipment—net	1,268	1,344
Bank owned life insurance	23,221	13,055
Prepaid expenses and other assets	21,611	1,634
Deferred tax assets-net	1,595	569
TOTAL ASSETS	$590,114	$559,480

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$3,595	$3,804
Interest-bearing	404,620	385,397
Total deposits	408,215	389,201
Advances from Federal Home Loan Bank (short-term)	49,012	20,000
Advances from Federal Home Loan Bank (long-term)	15,788	30,638
Accrued interest payable	177	1,403
Advances from borrowers for taxes and insurance	2,513	1,748
Accounts payable and accrued expenses	1,293	2,488

Total liabilities	476,998	445,478

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 9,544,809 issued and 8,045,544 outstanding at December 31, 2016 and September 30, 2016	95	95
Additional paid-in capital	96,022	95,713
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,456)	(4,550)
Treasury stock, at cost: 1,499,265 shares at December 31, 2016 and September 30, 2016	(21,098)	(21,098)
Retained earnings	43,550	43,044
Accumulated other comprehensive (loss) income	(997)	798

Total stockholders' equity	113,116	114,002

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$590,114	$559,480

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2016	2015
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME:
Interest on loans	$3,325	$3,060
Interest on mortgage-backed securities	571	512
Interest and dividends on investments	606	479
Interest on interest-bearing assets	3	5

Total interest income	4,505	4,056

INTEREST EXPENSE:
Interest on deposits	691	752
Interest on advances from Federal Home Loan Bank	166	48

Total interest expense	857	800

NET INTEREST INCOME	3,648	3,256

PROVISION FOR LOAN LOSSES	185	-

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,463	3,256

NON-INTEREST INCOME:
Fees and other service charges	124	119
Gain on sale of loans, net	44	1
Gain on the sale of OREO	-	58
Income from bank owned life insurance	166	84
Other	24	12

Total non-interest income	358	274

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,569	1,717
Data processing	112	116
Professional services	319	279
Office occupancy	252	248
Director compensation	68	126
Deposit insurance premium	(30)	82
Advertising	37	17
Other	393	311
Total non-interest expense	2,720	2,896

INCOME BEFORE INCOME TAXES	1,101	634

INCOME TAXES:
Current expense	470	286
Deferred (benefit)	(100)	(65)

Total income tax expense	370	221

NET INCOME	$731	$413

BASIC EARNINGS PER SHARE	$0.10	$0.05

DILUTED EARNINGS PER SHARE	$0.10	$0.05

DIVIDENDS PER SHARE	$0.03	$0.03

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended December 31,
	2016	2015
	(Dollars in Thousands)
Net income	$731	$413

Unrealized holding losses on available-for-sale securities	(3,456)	(1,185)
Tax effect	1,177	403
Unrealized holding gain on interest rate swaps	733	-
Tax effect	(249)	-

Total other comprehensive loss	(1,795)	(782)

Comprehensive loss	$(1,064)	$(369)

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2016	$95	$95,713	$(4,550)	$(21,098)	$43,044	$798	$114,002

Net income					731		731

Other comprehensive loss						(1,795)	(1,795)

Dividends paid ($0.03 per share)					(225)		(225)

Tax benefit from stock compensation plans		61					61

Stock option expense		114					114

Recognition and Retention Plan expense		89					89

ESOP shares committed to be released (8,879 shares)		45	94				139

BALANCE, December 31, 2016	$95	$96,022	$(4,456)	$(21,098)	$43,550	$(997)	$113,116

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Stock	Earnings	(Loss) Income	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, Octoober 1, 2015	$95	$95,286	$(4,926)	$(14,691)	$41,219	$18	$117,001

Net income					413		413

Other comprehensive loss						(782)	(782)

Dividends paid ($0.03 per share)					(231)		(231)

Tax benefit from stock compensation plans		59					59

Purchase of treasury stock (52,000 shares)				(865)			(865)

Stock option expense		121					121

Recognition and Retention Plan expense		84					84

ESOP shares committed to be released (8,879 shares)		36	94				130

BALANCE, December 31, 2015	$95	$95,586	$(4,832)	$(15,556)	$41,401	$(764)	$115,930

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2016	2015
OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income	$731	$413
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	82	77
Net (accretion) amortization of premiums/discounts	(9)	22
Provision for loan losses	185	-
Net amortization of deferred loan fees and costs	46	70
Share-based compensation expense for stock options and awards	203	205
Income from bank owned life insurance	(166)	(84)
Gain from sale of loans	(44)	(1)
Gain on sale of other real estate owned	-	(58)
Originations of loans held for sale	-	(300)
Proceeds from sale of loans held for sale	2,478	301
Compensation expense of ESOP	139	130
Deferred income tax benefit	(100)	(65)
Changes in assets and liabilities which used cash:
Accrued interest receivable	(147)	(198)
Prepaid escrow for the Polonia Merger	(18,949)	-
Prepaid expenses and other assets	(294)	(592)
Accrued interest payable	(1,226)	(1,234)
Accounts payable and accrued expenses	(1,195)	(282)
Net cash used in operating activities	(18,266)	(1,596)
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	-	(36,929)
Purchase of corporate bonds available for sale	-	(10,135)
Purchase of municipal bonds	(5,061)	-
Loans originated or acquired	(27,848)	(19,085)
Principal collected on loans	20,637	9,783
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	295	10,604
Available-for-sale	2,607	5,056
Purchase of FHLB stock	(507)	(1,275)
Proceeds from sale of real estate owned	-	927
Purchase of BOLI	(10,000)	-
Purchases of equipment	(6)	(139)
Net cash used in investing activities	(19,883)	(41,193)
FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, and savings accounts	(1,105)	2,249
Net increase in certificates of deposit	20,119	3,283
Proceeds from FHLB advances	14,999	31,889
Repayment of FHLB advances	(837)	-
Increase in advances from borrowers for taxes and insurance	765	884
Cash dividends paid	(225)	(231)
Purchase of treasury stock	-	(865)
Tax benefit related to stock compensation plans	61	59
Net cash provided by financing activities	33,777	37,268

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,372)	(5,521)

CASH AND CASH EQUIVALENTS—Beginning of period	12,440	11,272

CASH AND CASH EQUIVALENTS—End of period	$8,068	$5,751
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal Home Loan Bank	$2,083	$2,034

Income taxes paid	$650	$-

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Prudential Bancorp, Inc. (the “Company”) is a Pennsylvania corporation and the parent holding company for Prudential Saving Bank (the “Bank”). The Company is a registered bank holding company.

The Bank is a community-oriented Pennsylvania-chartered savings bank headquartered in South Philadelphia. The banking office network currently consists of the headquarters and main office, administrative office, and 10 full-service branch offices. Nine of the branch offices are located in Philadelphia (Philadelphia County), one is in Drexel Hill, Delaware County, and one is in Huntingdon Valley, Montgomery County (both Pennsylvania counties). The Bank maintains ATMs at all 11 of the banking offices. The Bank also provides on-line and mobile banking services.

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

On June 2, 2016, the Company announced the entering into of a definitive merger agreement with Polonia Bancorp, Inc. (“Polonia Bancorp”); effective January 1, 2017, Polonia Bancorp, merged with and into the Company, and Polonia Bank, Polonia’s wholly owned subsidiary, merged with and into the Bank.

Basis of presentation – The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Dividends with respect to non-vested share awards granted pursuant to the Company’s 2008 Recognition and Retention Plan (“Plan”) and held in the Trust (the “Trust”) are held for the benefit of the recipients and are paid out proportionately by the Trust to the recipients of stock awards granted pursuant to the Plan as soon as practicable after the stock awards are earned. A recipient of a share award granted under the 2014 Stock Incentive Plan will not receive any dividends declared on the common stock subject to the award prior to the date the shares are earned.

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. During the three month period ended December 31, 2016, the Company did not repurchase shares of common stock.

FHLB Stock – FHLB stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration. Management concluded that the FHLB stock was not impaired at December 31, 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The ASU’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This ASU is effective, as a result of ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. This ASU is not expected to have a significant impact on the Company’s financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this ASU require that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. This ASU did not have a significant impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this ASU (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and/or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which: (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the adoption of the standard will have on the Company’s financial position and/or results of operations.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815). The amendments in this ASU apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a heading instrument under Topic 815. The standards in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. An entity has an option to apply the amendments in this ASU on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. This ASU is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815). The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments in this ASU clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host. An entity performing the assessment under the amendments in this ASU is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For entities other than public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. This ASU is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). The amendments in this ASU affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments in this ASU do not change the core principle of the guidance in Topic 606; they simply clarify the implementation guidance on principal versus agent considerations. The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in this ASU affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements of ASU 2014-09, ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and/or results of operations.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivative and Hedging (Topic 815), which rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016, Emerging Issues Task Force meeting. This ASU did not have a significant impact on the Company’s financial statements

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which among other things clarifies the objective of the collectability criterion in Topic 606, as well as certain narrow aspects of Topic 606. The amendments in this ASU affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. This ASU is not expected to have a significant impact on the Company’s financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to the amount of retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice. Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this ASU should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), which requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. Consequently, the amendments in this ASU eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to the amount of retained earnings as of the beginning of the period of adoption. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU, among others things, clarifies that guarantee fees (other than product or service warranties) within the scope of Topic 460, Guarantees, are not within the scope of Topic 606. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for the new revenue recognition guidance. For public entities with a calendar year-end, the new guidance is effective in the quarter and year beginning January 1, 2018. For all other entities with a calendar year-end, the new guidance is effective in the year ending December 31, 2019, and interim periods in 2020. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and/or results of operations.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a “set”) is a business. The screening process requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. Public business entities should apply the amendments in this ASU to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this ASU should be applied prospectively on or after the effective date. This ASU is not expected to have a significant impact on the Company’s financial statements.

2.	EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2016		2015
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$731	$731	$413	$413

Weighted average shares outstanding	7,333,531	7,333,531	7,625,150	7,625,150
Effect of common stock equivalents	-	320,745	-	158,906
Adjusted weighted average shares used in earnings per share computation	7,333,531	7,654,276	7,625,150	7,784,056
Earnings per share - basic and diluted	$0.10	$0.10	$0.05	$0.05

All exercisable stock options outstanding as of December 31, 2016 and 2015 had exercise prices below the then current per share market price for the Company’s common stock and were considered dilutive for the earnings per share calculation.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive (loss) income by component, net of tax:

	Three Months Ended December 31,
	2016	2015
	(Dollars in Thousands)
	Unrealized gains (losses)
	on available for sale	Unrealized gains (losses)
	securities and interest	on available for sale
	rate swaps (a)	securities (a)

Beginning Balance	$798	$18
Unrealized (loss) gains on available for sale securities	(2,279)	(782)
Unrealized gains on interest rate swaps	484	-
Total other comprehensive loss	(1,795)	(782)
Ending Balance	$(997)	$(764)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$20,989	$-	$(476)	$20,513
Mortgage-backed securities - U.S. government agencies	88,227	183	(1,347)	87,063
Corporate bonds	25,397	9	(445)	24,961
Total debt securities available for sale	134,613	192	(2,268)	132,537

FHLMC preferred stock	6	93	-	99

Total securities available for sale	$134,619	$285	$(2,268)	$132,636

Securities Held to Maturity:
U.S. government and agency obligations	$33,499	$282	$(2,054)	$31,727
Mortgage-backed securities - U.S. government agencies	6,183	360	(36)	6,507
Municipal bonds	5,059	-	(255)	4,804

Total securities held to maturity	$44,741	$642	$(2,345)	$43,038

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$20,988	$36	$-	$21,024
Mortgage-backed securities - U.S. government agencies	90,817	860	(102)	91,575
Corporate bonds	25,411	661	(19)	26,053
Total debt securities available for sale	137,216	1,557	(121)	138,652

FHLMC preferred stock	6	36	-	42

Total securities available for sale	$137,222	$1,593	$(121)	$138,694

Securities Held to Maturity:
U.S. government and agency obligations	$33,499	$399	$(129)	$33,769
Mortgage-backed securities - U.S. government agencies	6,472	459	-	6,931

Total securities held to maturity	$39,971	$858	$(129)	$40,700

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at December 31, 2016:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(476)	$20,513	$-	$-	$(476)	$20,513
Mortgage-backed securities - agency	(1,168)	66,064	(179)	7,444	(1,347)	73,508
Corporate bonds	(445)	24,952	-	-	(445)	24,952

Total securities available for sale	$(2,089)	$111,529	$(179)	$7,444	$(2,268)	$118,973

Securities Held to Maturity:
U.S. government and agency obligations	$(2,054)	$31,727	$-	$-	$(2,054)	$31,727
Mortgage-backed securities - agency	(36)	1,328	-	-	(36)	1,328
Municipal bonds	(255)	4,804	-	-	(255)	4,804

Total securities held to maturity	$(2,345)	$37,859	$-	$-	$(2,345)	$37,859

Total	$(4,434)	$149,388	$(179)	$7,444	$(4,613)	$156,832

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at September 30, 2016:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(50)	$16,498	$(52)	$6,718	$(102)	$23,216
Mortgage-backed securities - agency	(19)	3,955	-	-	(19)	3,955

Total securities available for sale	(69)	20,453	(52)	6,718	(121)	27,171

Securities Held to Maturity:
U.S. government and agency obligations	$(129)	$20,371	$-	$-	$(129)	$20,371

Total securities held to maturity	$(129)	$20,371	$-	$-	$(129)	$20,371

Total	$(198)	$40,824	$(52)	$6,718	$(250)	$47,542

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

For both the three months ended December 31, 2016 and 2015, the Company did not record any credit losses on investment securities through earnings.

U.S. Government and Agency Obligations - At December 31, 2016, there were six securities in a gross unrealized loss position for less than 12 months. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

Mortgage-Backed Securities – At December 31, 2016, there were 33 mortgage-backed securities in a gross unrealized loss position for less than 12 months, while there were six securities in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

Corporate Debt Securities – At December 31, 2016, there were 13 securities in a gross unrealized loss for than 12 months. These securities are backed by publicly traded companies with an investment grade rating by one or more of the three following rating agencies (S&P, Moody’s or Fitch). As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

Municipal securities – At December 31, 2016, there were three securities in a gross unrealized loss for less than 12 months. These securities are backed by local municipalities/school districts located in the Commonwealth of Pennsylvania with an investment grade rating by one or more of the three following rating agencies (S&P, Moody’s or Fitch). As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

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

	December 31, 2016
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due after one through five years	$1,999	$2,151	$2,057	$2,023
Due after five through ten years	12,022	11,699	22,350	22,016
Due after ten years	24,537	22,681	21,979	21,435

Total	$38,558	$36,531	$46,386	$45,474

During the three month periods ended December 31, 2016 and 2015, the Company did not sell any securities.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,	September 30,
	2016	2016
	(Dollars in Thousands)
One-to-four family residential	$225,375	$233,531
Multi-family residential	12,355	12,478
Commercial real estate	88,776	79,859
Construction and land development	27,023	21,839
Commercial business	-	99
Leases	4,436	3,286
Consumer	1,915	799

Total loans	359,880	351,891

Undisbursed portion of loans-in-process	(8,430)	(5,371)
Deferred loan costs	1,498	1,697
Allowance for loan losses	(3,454)	(3,269)

Net loans	$349,494	$344,948

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at December 31, 2016:

	One- to-four family residential	Multi-family residential	Commercial real estate	Construction and land development	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,564	135	963	415	28	35	314	3,454
Total ending allowance balance	$1,564	$135	$963	$415	$28	$35	$314	$3,454

Loans:
Individually evaluated for impairment	$5,489	$331	$2,722	$10,511	$-	$-		$19,053
Collectively evaluated for impairment	219,886	12,024	86,054	16,512	4,436	1,915		340,827
Total loans	$225,375	$12,355	$88,776	$27,023	$4,436	$1,915		$359,880

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at September 30, 2016:

	One- to-four family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,627	137	859	316	1	21	10	298	3,269
Total ending allowance balance	$1,627	$137	$859	$316	$1	$21	$10	$298	$3,269

Loans:
Individually evaluated for impairment	$5,553	$335	$3,154	$10,288	$99	$-	$-		$19,429
Collectively evaluated for impairment	227,978	12,143	76,705	11,551	-	3,286	799		332,462
Total loans	$233,531	$12,478	$79,859	$21,839	$99	$3,286	$799		$351,891

The loan portfolio is segmented at a level that allows management to monitor both risk and performance. Management evaluates for potential impairment all construction, multi-family, commercial real estate, commercial business loans, and all leases and all loans and leases more than 90 days delinquent as to principal and/or interest. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect in full the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The following table presents impaired loans by class as of December 31, 2016, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$5,489	$5,489	$5,718
Multi-family residential	-	-	331	331	331
Commercial real estate	-	-	2,722	2,722	2,722
Construction and land development	-	-	10,511	10,511	10,511
Total loans	$-	$-	$19,053	$19,053	$19,282

The following table presents impaired loans by class as of September 30, 2016, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$5,553	$5,553	$5,869
Multi-family	-	-	335	335	335
Commercial real estate	-	-	3,154	3,154	3,154
Construction and land development	-	-	10,288	10,288	10,288
Commercial loans	-	-	99	99	99
Total loans	$-	$-	$19,429	$19,429	$19,745

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended December 31, 2016
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$5,522	$17	$24
Multi-family residential	332	6	-
Commercial real estate	2,938	17	11
Construction and land development	10,399	-	-
Total loans	$19,191	$40	$35

	Three Months Ended December 31, 2015
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$4,455	$31	$23
Multi-family residential	351	6	-
Commercial real estate	3,740	24	13
Construction and land development	9,057	125	-
Total loans	$17,603	$186	$36

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

	December 31, 2016
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$-	$1,670	$908	$2,578
Multi-family residential	12,025	330	-	12,355
Commercial real estate	85,115	1,480	2,181	88,776
Construction and land development	16,512	-	10,511	27,023
Total loans	$113,652	$3,480	$13,600	$130,732

	September 30, 2016
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$-	$1,681	$1,212	$2,893
Multi-family residential	12,144	-	334	12,478
Commercial real estate	76,185	943	2,731	79,859
Construction and land development	11,551	-	10,288	21,839
Commercial business	99	-	-	99
Total loans	$99,979	$2,624	$14,565	$117,168

The Company evaluates the classification of one-to-four family residential and consumer loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular single-family residential loan, the loan is downgraded following the above definitions of special mention, substandard, doubtful and loss.

The following tables represent loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status. Non-performing loans that would be included in the table are those loans greater than 90 days past due as to principal and/or interest that do not have a designated risk rating.

	December 31, 2016
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$218,559	$4,238	$222,797
Leases	4,436	-	4,436
Consumer	1,915	-	1,915
Total loans	$224,910	$4,238	$229,148

	September 30, 2016
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$226,394	$4,244	$230,638
Leases	$3,286	-	$3,286
Consumer	799	-	799
Total loans	$230,479	$4,244	$234,723

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following table presents the loan categories of the loan portfolio summarized by the aging categories of performing and delinquent loans and nonaccrual loans:

	December 31, 2016
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$222,408	$989	$1,978	$-	$989	$225,375	$4,238
Multi-family residential	12,355	-	-	-	-	12,355	-
Commercial real estate	87,192	238	1,346	-	238	88,776	1,346
Construction and land development	16,513	-	10,511	-	-	27,023	10,511
Leases	4,303	133	-	-	133	4,436	-
Consumer	1,915	-	-	-	-	1,915	-
Total loans	$344,686	$1,360	$13,835	$-	$1,360	$359,880	$16,095

	September 30, 2016
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$228,904	$1,860	$2,767	$-	$1,860	$233,531	$4,244
Multi-family residential	12,478	-	-	-	-	12,478	-
Commercial real estate	78,513	-	1,346	-	-	79,859	1,346
Construction and land development	11,551	-	10,288	-	-	21,839	10,288
Commercial business	99	-	-	-	-	99	-
Leases	3,286	-	-	-	-	3,286	-
Consumer	799	-	-	-	-	799	-
Total loans	$335,630	$1,860	$14,401	$-	$1,860	$351,891	$15,878

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

The following tables summarize the primary segments of the allowance for loan losses. Activity in the allowance is presented for the three month periods ended December 31, 2016 and 2015:

	Three Months Ended December 31, 2016
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2016	$1,627	$137	$859	$316	$1	$21	$10	$298	$3,269
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(63)	(2)	104	99	(1)	7	25	16	185
ALLL balance at December 31, 2016	$1,564	$135	$963	$415	$-	$28	$35	$314	$3,454

	Three Months Ended December 31, 2015
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2015	$1,635	$66	$231	$724	$-	$5	$269	$2,930
Charge-offs	(11)	-	-	-	-	-	-	(11)
Recoveries	-	-	-	-	-	-	-	-
Provision	(153)	(8)	128	33	-	3	(3)	-
ALLL balance at December 31, 2015	$1,471	$58	$359	$757	$-	$8	$266	$2,919

The Company recorded a provision for loan losses in the amount of $185,000 for the three months period ended December 31, 2016, compared to no provision for the same period in 2015.

At December 31, 2016, the Company had ten loans aggregating $7.5 million that were classified as troubled debt restructurings (“TDRs”). Three of such loans aggregating $5.5 million as of December 31, 2016 were classified as non-performing as a result of concern as to whether the borrower has sufficient cashflow to continue to make scheduled payments. Two of these three loans totaling $4.8 million (which are part of the Company’s largest lending relationship) are over 90 days past due resulting from the discontinuation of funding by the Company due to the re-negotiation of the projects cash flows.

The Company did not restructure any debt during the three month period ended December 31, 2016 and one single-family residential was restructured in the amount of $482,000 during the same period in 2015. One on construction and development loan for $3.4 million and a commercial real estate loan for $730,000 were in default as of December 31, 2016. Both loans were a part of the Company’s largest borrower. A third TDR secured by one-to-four family residential property for $1.4 million remained classified as non-performing although the borrower has made all agreed upon payments to date.

	Restructured during the Three Months Ended December 31, 2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in Thousand)

One-to four- family	1	$482,000	$482,000
	1	$482,000	$482,000

6.	DEPOSITS

Deposits consist of the following major classifications:

	December 31,		September 30,
	2016		2016
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$53,510	13.1%	$55,552	14.3%
Interest-bearing checking accounts	38,220	9.4	34,984	9.3
Non interest-bearing checking accounts	3,595	0.9	3,804	0.7
Passbook, club and statement savings	69,055	16.9	70,924	18.2
Certificates maturing in six months or less	95,516	23.4	97,418	25.0
Certificates maturing in more than six months	148,319	36.3	126,519	32.5

Total	$408,215	100.0%	$389,201	100.0%

Certificates of $250,000 and over totaled $18.0 million as of December 31, 2016 and $17.0 million as of September 30, 2016.

7.	ADVANCES FROM FEDERAL HOME LOAN BANK

Pursuant to collateral agreement with the FHLB of Pittsburgh, advances are secured by qualifying first mortgage loans.

Type	Maturity Date	Amount	Coupon	Call Date
		(Dollars in Thousands)
Fixed Rate -Advance	3-Jan-17	$15,000	0.74%	Not Applicable
Fixed Rate -Advance	6-Jan-17	10,000	0.65%	Not Applicable
Fixed Rate -Advance	13-Jan-17	10,000	0.80%	Not Applicable
Fixed Rate -Advance	17-Nov-17	10,000	1.02%	Not Applicable
Fixed Rate -Amortizing	1-Dec-17	2,012	1.16%	Not Applicable
Fixed Rate -Advance	4-Dec-17	2,000	1.15%	Not Applicable
Fixed Rate -Advance	16-Nov-18	7,500	1.40%	Not Applicable
Fixed Rate -Advance	3-Dec-18	3,000	1.54%	Not Applicable
Fixed Rate -Amortizing	18-Nov-19	4,043	1.53%	Not Applicable
Fixed Rate -Advance	27-Jul-20	249	1.38%	Not Applicable
Fixed Rate -Advance	27-Jul-21	249	1.52%	Not Applicable
Fixed Rate -Advance	28-Jul-21	249	1.48%	Not Applicable
Fixed Rate -Advance	29-Jul-21	249	1.42%	Not Applicable
Fixed Rate -Advance	19-Aug-21	249	1.55%	Not Applicable
		$64,800	0.82%	(a)

(a) Weighted average coupon rate.

8.	DERIVATIVES

The Company has contracted with a third party to participate in pay-fixed interest rate swap contracts and the amount outstanding at December 31, 2016, is being utilized to hedge $21.1 million in floating rate debt consisting of FHLB advances.

Below is a summary of the interest rate swap agreements and the terms as of December 31, 2016.

	Notional	Pay	Receive	Maturity	Unrealized
	Amount	Rate	Rate	Date	Gain
			(Dollars in thousands)
Interest rate swap contract	$10,000	1.15%	1 Month Libor	6-Apr-21	$225
Interest rate swap contract	10,000	1.18%	1 Month Libor	13-Jun-21	235
Interest rate swap contract	1,100	4.10%	1 Month Libor +276 bp	1-Aug-26	71

					$531

All three interest rate swaps are carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging."

Below is a summary of the interest rate swap agreements and the terms as of September 30, 2016.

	Notional	Pay	Receive	Maturity	Unrealized
	Amount	Rate	Rate	Date	Loss
			(Dollar in thousands)

Interest rate swap contract	$10,000	1.15%	1 Mth Libor	6-Apr-21	$92
Interest rate swap contract	10,000	1.18%	1 Mth Libor	13-Jun-21	103
Interest rate swap contract	1,100	4.10%	1 Mth Libor +276 bp	1-Aug-26	7

					$202

All three interest swaps are carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”

9.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	December 31,	September 30,
	2016	2016
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,334	$1,289
Nonaccrual interest	230	163
Accrued vacation	12	13
Capital loss carryforward	378	378
Split dollar life insurance	18	18
Post-retirement benefits	95	96
Unrealized losses on available for sale securities	674	-
Unrealized losses on interest rate swaps	-	69
Employee benefit plans	415	434

Total deferred tax assets	3,156	2,460
Valuation allowance	(378)	(378)
Total deferred tax assets, net of valuation allowance	2,778	2,082

Deferred tax liabilities:
Property	477	423
Unrealized gains on available for sale securities	-	500
Unrealized gains on interest rate swaps	180	-
Miscellaneous	12	12
Deferred loan fees	514	578

Total deferred tax liabilities	1,183	1,513

Net deferred tax assets	$1,595	$569

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be fully realized through a carry back to taxable income in prior years or future reversals of existing taxable temporary differences, and/or to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains recognized over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The valuation allowance totaled $378,000 at December 31, 2016, and September 30, 2016.

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

The Company maintains an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. The ESOP purchased 427,057 shares of the Company’s common stock for an aggregate cost of approximately $4.5 million in fiscal 2005. The ESOP purchased in connection with the second-step conversion of the Bank an additional 255,564 shares during December 2013 and an additional 30,100 shares at the beginning of January 2014, of the Company’s common stock for an aggregate cost of approximately $3.1 million. The shares were purchased with the proceeds of two loans from the Company. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants as the loans are repaid. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of December 31, 2016, the ESOP held 697,270 shares of which a total of 243,734 shares were allocated to participants and committed to release an additional 35,517 shares as of December 31, 2016. For the three months ended December 31, 2016 and 2015, the Company recognized $139,000 and $130,000, respectively, in compensation expense related to the ESOP. During the quarter, the Board of Directors voted to terminate the ESOP effective December 31, 2016. The Company has submitted the proper notices with the Internal Revenue Service and is awaiting receipt of a determination letter in connection with termination of the ESOP, before the final allocation is made to the individual participants. The Company aquired from the ESOP 303,115 shares of treasury stock to pay off the remaining $5.2 million of the outstanding loan balances. Approximately 115,000 shares of unallocated stock will be distributed to the remaining plan participants.

The Company maintains the 2008 Recognition and Retention Plan (“2008 RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the 2008 RRP purchased 213,528 shares (on a converted basis) of the Company’s common stock in the open market for an aggregating cost of approximately $2.5 million, at an average purchase price per share of $11.49. The Company made sufficient contributions to the 2008 RRP to fund these purchases. As of December 31, 2016, all the shares, had been awarded as part of the 2008 RRP. Shares subject to awards under the 2008 RRP generally vest at the rate of 20% per year over five years. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares can be awarded as restricted stock awards or units, of which 233,500 shares were awarded during February 2015 of which 45,000 shares have been forfeited. In August 216, the Company granted 12,500 shares of which 7,473 shares were granted under the 2008 RRP and 3,027 under the 2014 SIP.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three months ended December 31, 2016, an aggregate of $89,000 was recognized in compensation expense for the 2008 RRP and the grants pursuant to the 2014 SIP. An income tax benefit of $46,000, was recognized for the three months ended December 31, 2016. During the three months ended December 31, 2015, $84,000 was recognized in compensation expense for the 2008 RRP and the grants pursuant to the 2014 SIP. An income tax benefit of $44,000 was recognized for the three months ended December 31, 2015. At December 31, 2016, approximately $1.5 million in additional compensation expense for the shares awarded which remained outstanding related to the 2008 RRP and for the 2014 SIP remained unrecognized. At December 31, 2015, approximately $2.3 million in additional compensation expense for the shares awarded related to the 2008 RRP and the 2014 SIP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the three months ended December 31, 2016 and 2015 is presented in the following tables:

	Three Months Ended December 31, 2016
	Number of Shares (1)	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2016	172,788	$12.03
Granted	-	-
Forfeited	-	-
Vested	-	-
Nonvested stock awards at the December 31, 2016	172,788	$12.03

	Three Months Ended December 31, 2015
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2015	241,428	$11.74
Granted	-	-
Forfeited	(7,746)	11.50
Vested	-	-
Nonvested stock awards at the December 31, 2015	233,682	$11.75

The Company maintains the 2008 Stock Option Plan (the “2008 Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares of common stock were approved for future issuance pursuant to the 2008 Stock Option Plan. As of December 31, 2016, all of the options had been awarded under the 2008 Option Plan. As of December 31, 2016, 467,758 options (on a converted basis) were vested under the 2008 Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 608,737 shares were awarded during February 2015, 605,000 shares pursuant to the 2014 SIP and the remainder pursuant to the 2008 Option Plan. In August 2016, the Company granted 27,500 shares of which 18,867 shares were granted under 2008 Option Plan and 8,633 under the 2014 SIP.

A summary of the status of the Company’s stock options under the 2008 Option Plan and the 2014 SIP as of December 31, 2016 and 2015 are presented below:

	Three Months Ended December 31, 2016
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2016	921,909	$11.70
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2016	921,909	$11.70
Exercisable at December 31, 2016	467,397	$11.40

	Three Months Ended December 31, 2015
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2015	1,074,430	$11.92
Granted	-	-
Exercised	-	-
Forfeited	(25,166)	11.59
Outstanding at December 31, 2015	1,049,264	$11.93
Exercisable at December 31, 2015	440,976	$11.42

The weighted average remaining contractual term was approximately 4.8 years for options outstanding as of December 31, 2016.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.35 for options granted during fiscal 2013, $4.67 for the options granted during fiscal 2014, $4.58 for options granted during fiscal 2015 and $2.13 for options granted during fiscal 2016. The fair value for grants made in fiscal 2015 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $12.23, expected term of seven years, volatility rate of 38.16%, interest rate of 1.62% and a yield of 0.98%. The fair value for grants made in fiscal 2016 was estimated on the date of grant using Black-Scholes pricing model with the following assumptions: an exercise and fair value of $14.42, expected term of seven years, volatility of 13.82%, interest rate of 1.36% and a yield of 0.80%.

During the three months ended December 31, 2016, $130,000 was recognized in compensation expense for options granted pursuant to the 2008 Option Plan and the 2014 SIP. A tax benefit of $16,000 was recognized for the three months ended December 31, 2016. During the three months ended December 31, 2015, $136,000 was recognized in compensation expense for options granted pursuant to the 2008 Option Plan and the 2014 SIP. A tax benefit of $15,000 was recognized for the three months ended December 31, 2015.

At December 31, 2016, there was approximately $1.5 million in additional compensation expense to be recognized for awarded options which remained outstanding and unvested at such date. The weighted average period over which this expense will be recognized is approximately 3.3 years.

11.	COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2016, the Company had $20.2 million in outstanding commitments to originate fixed rate loans with market interest rates ranging from 3.75% to 4.75%. At September 30, 2016, the Company had $9.9 million in outstanding commitments to originate fixed rate loans with market interest rates ranging from 3.75% to 5.0%. The aggregate undisbursed portion of loans-in-process amounted to $8.3 million at December 31, 2016 and $5.4 million at September 30, 2016.

The Company also had commitments under unused lines of credit of $2.9 million as of December 31, 2016 and $3.3 million as of September 30, 2016 and letters of credit outstanding of $1.5 million as of December 31, 2016 and $1.9 million as of September 30, 2016.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At December 31, 2016, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $31,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2016 and September 30, 2016, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Generally accepted accounting principles used in the United States establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

The three broad levels of hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets as of December 31, 2016 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$20,513	$-	$20,513
Mortgage-backed securities - U.S. Government agencies	-	87,063	-	87,063
Corporate bonds	-	24,961	-	24,961
FHLMC preferred stock	99	-	-	99
Interest rate swap contracts	-	531	-	531
Total	$99	$132,537	$-	$132,636

Those assets as of September 30, 2016 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$21,024	$-	$21,024
Mortgage-backed securities - U.S. Government agencies	-	91,575	-	91,575
Corporate bonds	-	26,053	-	26,053
FHLMC preferred stock	42	-	-	42
Total	$42	$138,652	$-	$138,694

Liabilities:
Interest rate swap contracts	$-	$202	$-	$202
Total	$-	$202	$-	$202

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparable included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value in excess of $19.1 million as of December 31, 2016.

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

Summary of Non-Recurring Fair Value Measurements

	At December 31, 2016
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$19,053	$19,053
Real estate owned	-	-	585	585
Total	$-	$-	$19,638	$19,638

	At September 30, 2016
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$19,429	$19,429
Real estate owned	-	-	581	581
Total	$-	$-	$20,010	$20,010

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At December 31, 2016
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$19,053	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 46% discount/ 10%
Real estate owned	$585	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	10% discount

	At September 30, 2016
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$19,429	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 46% discount/10%
Real estate owned	$581	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	10% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

			Fair Value Measurements at
			December 31, 2016
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$8,065	$8,065	$8,065	$-	$-
Certificate of deposits	$1,853	$1,853	$1,853	-	-
Investment and mortgage-backed securities available for sale	132,636	132,636	99	132,537	-
Investment and mortgage-backed securities held to maturity	44,741	43,038	-	43,038	-
Loans receivable, net	349,494	349,733	-	-	349,733
Accrued interest receivable	2,075	2,075	2,075	-	-
Federal Home Loan Bank stock	2,970	2,970	2,970	-	-
Bank owned life insurance	23,221	23,221	23,221	-	-
Interest rate swap contracts	531	531	-	531	-

Liabilities:
Checking accounts	41,815	41,815	41,815	-	-
Money market deposit accounts	53,510	53,510	53,510	-	-
Passbook, club and statement savings accounts	69,055	69,055	69,055	-	-
Certificates of deposit	243,835	245,639	-	-	245,639
Advances from FHLB short-term	49,012	49,012			49,012
Advances from FHLB long-term	15,788	14,888	-	-	14,888
Accrued interest payable	177	177	177	-	-
Advances from borrowers for taxes and insurance	2,513	2,513	2,513	-	-

			Fair Value Measurements at
			September 30, 2016
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$12,440	$12,440	$12,440	$-	$-
Certificate of deposits	1,853	1,853	1,853	-	-
Investment and mortgage-backed securities available for sale	138,694	138,694	42	138,652	-
Investment and mortgage-backed securities held to maturity	39,971	40,700	-	40,700	-
Loans receivable, net	344,948	344,100	-	-	344,100
Accrued interest receivable	1,928	1,928	1,928	-	-
Federal Home Loan Bank stock	2,463	2,463	2,463	-	-
Bank owned life insurance	13,055	13,055	13,055	-	-

Liabilities:
Checking accounts	38,788	38,788	38,788	-	-
Money market deposit accounts	55,552	55,552	55,552	-	-
Passbook, club and statement savings accounts	70,924	70,924	70,924	-	-
Certificates of deposit	223,937	225,383	-	-	225,383
Accrued interest payable	1,403	1,403	1,403	-	-
Advances from FHLB -short-term	20,000	20,000	-	-	20,000
Advances from FHLB -long-term	30,638	30,222	-	-	30,222
Advances from borrowers for taxes and insurance	1,748	1,748	1,748	-	-
Interest rate swap contracts	202	202	-	202	-

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

Short-term Advances from Federal Home Loan Bank—The fair value of advances from FHLB is the amount payable on demand at the reporting date.

Long-term Advances from Federal Home Loan Bank — The fair value of advances from FHLB is the amount payable on demand at the reporting date.

Accrued Interest Payable – For accrued interest payable, the carrying amount is a reasonable estimate of fair value.

Interest rate swaps – The fair values of the interest rate swap contracts are based upon the estimated amount the Company would receive or pay, as applicable, to terminate the contracts.

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

13.	SUBSEQUENT EVENTS

On January 3, 2017, the Company issued a press release announcing announced the completion of the acquisition of Polonia Bancorp, Inc. (“Polonia”) and its wholly-owned subsidiary, Polonia Bank, effective January 1, 2017. Pursuant to terms of the Agreement and Plan of Merger by and between the Company and Polonia dated June 2, 2016 (“Merger Agreement”), Polonia was merged with and into the Company immediately followed by the merger of Polonia Bank with and into Prudential Savings Bank.

Under the terms of the Merger Agreement, shareholders of Polonia had the option to receive $11.09 per share in cash or 0.7460 of a share of Prudential common stock for each share of Polonia common stock held thereby, subject to allocation provisions to assure that, in the aggregate, Polonia shareholders received total merger consideration that consists of 50% stock and 50% cash. As a result of Polonia shareholder stock and cash elections and the related proration provisions of the Merger Agreement, Prudential issued approximately 1,274,200 shares of its common stock and approximately $18.9 million in the merger.

With the combination of the two organizations, the Company, on a consolidated basis, has approximately $838.9 million in assets, $508.8 million in loans and $563.7 million in deposits with 11 branch offices in Philadelphia, Delaware and Montgomery counties.

Management is still in the process of determining the fair value adjustments that will be applied as part of the business combination account. As such, neither the selected pro forma balance sheet information nor the selected pro forma income statement information presented as follows includes the impact of fair values adjustments.

Prudential Bancorp, Inc. and Polonia Bancorp Inc.

Pro Forma Selected Balance Sheet Items (unaudited)

(amounts in thousands)

	At December 31,
	2016	2015
ASSETS
Cash and due from financial institutions	$32,829	$17,925
Securities held-to-maturity	44,741	100,531
Securities-available-for-sale	200,571	129,987
Loans, net of allowance	512,076	534,001
Premises and equipment, net	5,120	5,822

LIABILITIES
Total Deposits	579,564	570,160
Federal Home Loan Bank advances	120,800	90,889

STOCKHOLDERS' EQUITY
Stockholders' Equity	128,679	135,804

Prudential Bancorp, Inc. and Polonia Bancorp Inc.

Pro Forma Condensed Income Statement (unaudited)

(amounts in thousands, except share data)

	For Three Months Ended December 31,
	2016		2015
Total interest and dividend income	$6,696		$6,429
Total interest expense	$1,535		$1,576
Net interest income	$5,161		$4,853
Provision for loan losses	$185		$-
Net interest income after provision for loan losses	$4,976		$4,853
Total noninterest income	$366		$411
Total noninterest expenses	$7,892	(A)	$5,103
(Loss) income before income taxes	$(2,550)		$161
Income taxes (benefit) expense	$(370)		$67
Net (loss) income	$(2,180)		$94
Earnings per common share, basic	$(0.25)		$0.01
Earnings per common share, diluted	$(0.24)		$0.01
Basic shares outstanding	8,607,728		8,899,347
Diluted share outstanding	8,928,473		9,058,253

(A) Approximately $1.3 million was attributed to one-time merger related costs, for legal and professional fees, for the three months ended December 31, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2016 (the “Form 10-K”).

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

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no securities with a Level 3 classification as of December 31, 2016 or September 30, 2016.

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

Forward-looking Statements. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, expectations or predictions of future financial or business performance, conditions relating to the Company and Polonia Bancorp, or other effects of the merger of the Company and Polonia Bancorp. These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.

In addition to factors previously disclosed in the reports filed by the Company with the Securities and Exchange commission (“SEC”) and those identified elsewhere in this Form 10-Q, the following factors, among others, could cause actual results to differ materially from forward looking statements or historical performance: difficulties and delays in integrating the Polonia business or fully realizing anticipated cost savings and other benefits of the merger; business disruptions following the merger; the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; general economic conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan, investment and mortgage-backed securities portfolios; changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees; and the success of the Company at managing the risks involved in the foregoing.

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

The following discussion provides further details on the financial condition of the Company at December 31, 2016 and September 30, 2016, and the results of operations for the three months ended December 31, 2016 and 2015.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2016 AND SEPTEMBER 30, 2016

At December 31, 2016, the Company had total assets of $590.1 million, as compared to $559.5 million at September 30, 2016, an increase of 5.5%. At December 31, 2016, net loans receivable increased to $349.5 million from $344.9 million at September 30, 2016. The increase in net loans receivable was primarily due to increases of $8.9 million in commercial real estate loans and $5.2 million in construction loans combined with the purchase of $1.2 million of short-term small equipment leases, partially offset by an $8.2 million reduction in the balance of one-to-four family residential loans as the Company reduced its emphasis of retaining such loans in its portfolio. During the period, the Company increased its held-to-maturity investment securities portfolio by $4.8 million, while experiencing a $6.1 million reduction in investment securities available-for-sale, primarily due to principal payments received and a decline in the fair value of such investments held as available-for-sale securities. In addition, total assets increased during the three months ended December 31, 2016 from the purchases of an additional $10.0 million of BOLI and $18.9 million that was deposited with the exchange agent to provide the cash portion of the merger consideration issued in the acquisition of Polonia that was completed on January 1, 2017.

Total liabilities increased by $31.5 million to $477.0 million at December 31, 2016 from $445.5 million at September 30, 2016. Total deposits increased $19.0 million consisting primarily of short-term certificates of deposit which were used to fund loans and short term liquidity needs. At December 31, 2016, the Company had FHLB advances outstanding of $64.8 million with maturities of between January 3, 2017 and August 19, 2021 of which $35.0 million was used to fund the Company’s investment leverage strategy referenced in prior filings and the remaining $29.8 million was used to fund loan growth and the purchase of investment securities.

Total stockholders’ equity decreased by $886,000 to $113.1 million at December 31, 2016 from $114.0 million at September 30, 2016. The decrease was primarily due to a reduction in the accumulated other comprehensive income of approximately $1.8 million, partially off-set by an increase in retained earnings from net income earned, net of the quarterly cash dividend.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

Net income. The Company recognized net income of $731,000, or $0.09 per diluted share, for the quarter ended December 31, 2016 as compared to $413,000 or $0.05 per diluted share, for the comparable period in 2015. The substantial increase in net income for the three month period ended December 31, 2016 as compared to the same quarter in the prior year was in large part due to increased net interest income, a reduction in operating expenses and a one-time adjustment to the cash surrender value from bank owned life insurance owned by the Bank, partially offset by an $185,000 provision for loan losses.

Net interest income. For the three months ended December 31, 2016, net interest income increased to $3.6 million as compared to $3.3 million for the same period in 2015. The increase reflected a $449,000, or 11.1%, increase in interest income, partially offset by an increase of $57,000, or 7.1%, in interest paid on deposits and borrowings. The increase in interest income was primarily due to an increase of $57.9 million, or 12.1%, in the balance of interest-earning assets, primarily due to an increase in the average balance outstanding of loans, in particular loans secured by commercial real estate, as well as the purchase of investment securities, both classified as available-for-sale and held-to-maturity. The Company maintained a higher average balance of borrowings from the FHLB of Pittsburgh during the quarter ended December 31, 2016 compared to the same period in 2015 primarily due to the need to provide funding to meet the increased loan demand, in particular for commercial real estate loans, as well as to implement its previously announced leverage strategy commenced during fiscal 2016. During the quarter ended December 31, 2016, the Company had an average balance of borrowings of $51.0 million with a weighted average cost of 1.3%, compared to $14.4 million with a weighted cost of 1.4% for the same period in 2015. The total weighted average cost of funds decreased six basis points to 0.78% for the December 31, 2016 quarter, from 0.84% for the same period in 2015.

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

	Three Months
	Ended December 31,
	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$57,046	$401	2.79%	$69,031	$440	2.53%
Mortgage-backed securities	121,288	763	2.50	83,159	551	2.63
Loans receivable(2)	346,980	3,325	3.80	315,045	3,060	3.85
Other interest-earning assets	11,627	16	0.55	11,779	5	0.17
Total interest-earning assets	536,941	4,505	3.33	479,014	4,056	3.36
Cash and non interest-bearing balances	1,574			1,967
Other non interest-earning assets	28,641			19,802
Total assets	$567,156			$500,783
Interest-bearing liabilities:
Savings accounts	$68,505	16	0.09	$72,966	25	0.14
Money market deposit and NOW accounts	91,570	34	0.15	97,327	50	0.20
Certificates of deposit	221,863	640	1.14	193,393	676	1.39
Total deposits	381,938	690	0.72	363,686	751	0.82
Advances from Federal Home Loan Bank	50,975	166	1.29	14,422	48	1.35
Advances from borrowers for taxes and insurance	2,065	1	0.19	1,786	1	0.22
Total interest-bearing liabilities	434,978	857	0.78	379,894	800	0.84
Non interest-bearing liabilities:
Non interest-bearing demand accounts	3,713			2,431
Other liabilities	15,000			963
Total liabilities	453,691			383,288
Stockholders' equity	113,465			117,495
Total liabilities and stockholders' equity	$567,156			$500,783
Net interest-earning assets	$101,963			$99,120
Net interest income; interest rate spread		$3,648	2.55%		$3,256	2.52%
Net interest margin(3)			2.70%			2.70%

Average interest-earning assets to average interest-bearing liabilities		123.44%			126.09%

(1) Yields and rates for the three month periods are annualized.

(2) Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.

(3) Equals net interest income divided by average interest-earning assets.

Provision for loan losses. The Company recorded a provision for loan losses in the amount of $185,000 for the three months ended December 31, 2016, primarily due to the increased level of commercial real estate loans, but did not record a provision for loan losses for the same period in 2015. During the three months ended December 31, 2016, the Company did not record any recoveries or charge offs, while an $11,000 charge-off was recorded during the quarter ended December 31, 2015.

The Company’s largest lending relationship consists of nine loans aggregating $12.8 million, all of which were classified as non-performing due to concerns with projected cash flows available to fund the borrower’s future obligations. As of December 31, 2016, the complete relationship was analyzed for impairment using the standards required in Accounting Standards Codification Topic 310 (formerly FASB No. 114). The relationship was deemed to have sufficient collateral; thereby no impairment was required. The borrower’s primary project, the development of 169 residential lots, has received all required permits and preparation of the necessary infrastructure had commenced until December 2016 when the Company temporarily stopped funding the project due to issues with the project’s performance. As previously disclosed, the Company and the borrower are involved in pending litigation with respect to this project.

The allowance for loan losses totaled $3.5 million, or 1.0% of total loans and 21.5% of total non-performing loans at December 31, 2016 as compared to $3.2 million, or 0.9% of total loans and 20.6% of total non-performing loans at September 30, 2016. The Company believes that the allowance for loan losses at December 31, 2016 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

The Company’s methodology for assessing the adequacy of the allowance establishes both specific and general pooled allocations of the allowance.  Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system.  The resulting determinations are reviewed and approved by senior management.

At December 31, 2016, the Company’s non-performing assets totaled $16.7 million or 2.8% of total assets as compared to $16.5 million or 2.9% of total assets at September 30, 2016. Non-performing assets at December 31, 2016 included five construction loans aggregating $10.5 million, 20 one-to-four family residential loans aggregating $2.9 million, one single-family residential investment property loan totaling $1.4 million and two commercial real estate loans aggregating $1.3 million. Non-performing assets also included at December 31, 2016 two real estate owned properties consisting of one single-family residential property totaling $395,000 and a commercial real estate property totaling $192,000. At December 31, 2016, the Company had ten loans aggregating $7.5 million that were classified as troubled debt restructurings (“TDRs”). Three of such loans aggregating $5.5 million as of December 31, 2016 were initially classified as non-performing as a result of management’s uncertainty of the borrower’s ability to make contractually agreed upon payments under the terms of the restructured loans. Two of these three loans totaling $4.8 million, which are part of the Company’s largest relationships discussed earlier are over 90 days past due resulting from the discontinuation of funding of the related project by the Company. The third loan, consisting of a residential loan of approximately $1.4 million, has made all of its required payments to date. The remaining seven TDRs have performed in accordance with the terms of their revised agreements and have been placed on accruing status. As of December 31, 2016, the Company had reviewed $19.1 million of loans for possible impairment of which $13.6 million was deemed classified as substandard compared to $19.4 million reviewed for possible impairment and $14.6 million of which was classified substandard as of September 30, 2016.

At December 31, 2016, the Company had $1.4 million of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of eight one-to-four family residential loans totaling $1.0 million, one commercial real estate loan in the amount of $183,000 and one lease in the amount of $133,000.

At December 31, 2016, we also had a total of ten loans aggregating $3.5 million that had been designated “special mention”. These loans consist of five one-to-four family residential loans totaling $2.0 million and six commercial real estate loans totaling $1.5 million. At September 30, 2016, we had a total of five loans aggregating $2.6 million designated as “special mention”.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past as to principal and/or interest and real estate owned) as of December 31, 2016 and September 30, 2016. At neither date did the Company have any accruing loans 90 days or more past due that were accruing.

	December 31, 2016	September 30, 2016
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$4,238	$4,244
Commercial real estate	1,346	1,346
Construction and land development	10,511	10,288
Total non-accruing loans	16,095	15,878
Real estate owned, net: (1)	585	581
Total non-performing assets	$16,680	$16,459

Total non-performing loans as a percentage of loans, net	4.61%	4.56%
Total non-performing loans as a percentage of total assets	2.73%	2.84%
Total non-performing assets as a percentage of total assets	2.83%	2.94%

(1)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Non-interest income. With respect to the quarter ended December 31, 2016, non-interest income amounted to $358,000 as compared to $274,000 for the same quarter in fiscal 2016. The primary reasons for the higher level of non-interest income in the first quarter of fiscal 2017 was an increase in earnings from bank owned life insurance (“BOLI”) as a result of the increased amount of BOLI resulting from purchases of additional insurance during the first quarter of fiscal 2017 combined with the gains on the sale of single-family residential loans in the secondary market. Additional BOLI was purchased to help fund future employee benefit expenses. The December 2016 quarter, however, did not reflect any gains on the sale of other real estate unlike the three months ended December 31, 2015.

Non-interest expense. For the three months ended December 31, 2016, non-interest expense decreased $176,000, or 6.1%, to $2.7 million, compared to the same period in the prior year. The primary reasons for the decrease for the three months ended December 31, 2016 were decreases in salaries and employee expense, FDIC insurance premium expense and directors’ compensation expense, partially offset by increases in other operating expenses (specifically the reserve for unfunded commitments and advertising expenses). The reduced operating expenses reflected the continuing implementation of the Company’s cost reduction efforts.

Income tax expense. For the three-month period ended December 31, 2016, the Company recorded income tax expense of $370,000 resulting in an effective tax rate of 33.6%, compared to $221,000 and an effective tax rate of 34.9% for the same period in 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-earning assets that provide additional liquidity. At December 31, 2016, our cash and cash equivalents amounted to $8.1 million. In addition, our available-for-sale investment securities amounted to an aggregate of $132.6 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2016, the Company had $20.2 million in outstanding commitments to originate fixed loans, not including loans in process. The Company also had commitments under unused lines of credit of $2.9 million and letters of credit outstanding of $1.5 million at December 31, 2016. Certificates of deposit as of December 31, 2016 that are maturing in one year or less totaled $145.0 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances. At December 31, 2016, we had $64.8 million in outstanding FHLB advances and had the ability to obtain an additional $151.1 million in FHLB advances. Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of December 31, 2016 and September 30, 2016 and compares them to current regulatory guidelines. The Company is not subject to capital ratios imposed by Basel III on bank holding companies because the Company is deemed to be a small bank holding company.

					To Be
					Well Capitalized
			Required for		Under Prompt
			Capital Adequacy		Corrective Action
	Actual Ratio		Purposes		Provisions

December 31, 2016:
Tier 1 capital (to average assets)
The Company	19.20%		N/A		N/A
The Bank	14.48%		4.0%		5.0%

Tier 1 common (to risk-weighted assets)
The Company	33.12%		N/A		N/A
The Bank	25.60	%(a)	5.1	%(b)	6.5%

Tier 1 capital (to risk-weighted assets)
The Company	33.12%		N/A		N/A
The Bank	25.60	%(a)	6.6	%(b)	8.0%

Total capital (to risk-weighted assets)
The Company	34.16%		N/A		N/A
The Bank	26.71	%(a)	8.6	%(b)	10.0%

September 30, 2016:
Tier 1 capital (to average assets)
Company	20.41%		N/A		N/A
Bank	18.15%		4.0%		5.0%

Tier 1 common (to risk-weighted assets)
The Company	38.57%		N/A		N/A
The Bank	34.36%		4.5%		6.5%

Tier 1 capital (to risk-weighted assets)
Company	38.57%		N/A		N/A
Bank	34.36%		4.0%		6.0%

Total capital (to risk-weighted assets)
Company	39.70%		N/A		N/A
Bank	35.49%		8.0%		10.0%

(a) During the quarter ended December 31, 2016, the Bank paid a $18.0 million cash dividend to the holding company.

(b) Includes intial phase-in of capital conservation buffer.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2016, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2016, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 5.4% to 31.6%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.7% to 18.8%. For savings accounts, checking accounts and money markets, the decay rates vary on an annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$3,099	$9,541	$24,691	$18,636	$123,263	$179,230
Loans receivable(3)	28,183	42,195	102,741	64,306	112,069	349,494
Other interest-earning assets(4)	7,882	498	-	1,355	-	9,735
Total interest-earning assets	$39,164	$52,234	$127,432	$84,297	$235,332	$538,459

Interest-bearing liabilities:
Savings accounts	$1,813	$5,614	$9,296	$8,946	$43,387	$69,056
Money market deposit and NOW accounts	3,223	9,667	16,026	12,989	49,825	91,730
Certificates of deposit	60,898	83,895	67,714	31,328	-	243,835
Advances from FHLB	15,886	14,492	13,177	2,124	-	45,679
Advances from borrowers for taxes and insurance	2,513	-	-	-	-	2,513
Total interest-bearing liabilities	$84,333	$113,668	$106,213	$55,387	$93,212	$452,813

Interest-earning assets less interest-bearing liabilities	$(45,169)	$(61,434)	$21,219	$28,910	$142,120	$85,646

Cumulative interest-rate sensitivity gap (5)	$(45,169)	$(106,603)	$(85,384)	$(56,474)	$85,646

Cumulative interest-rate gap as a percentage of total assets at December 31, 2016	-7.65%	-18.06%	-14.47%	-12.81%	11.27%

Cumulative interest-earning assets as a percentage of cumulative interest- bearing liabilities at December 31, 2016	46.44%	46.16%	71.93%	84.30%	118.91%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, investment securities are reflected at amortized cost.

(3)	For purposes of the gap analysis, loans receivable includes non-performing loans and is gross of the allowance for loan losses and unamortized deferred loan fees, but net of the undisbursed portion of loans-in-process.

(4)	Includes FHLB stock.

(5)	Cumulative interest-rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of December 31, 2016 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)

300	$90,625	$(42,072)	(31.71)%	18.22%	(4.97)%
200	103,770	(28,927)	(21.80)%	19.98%	(3.21)%
100	119,975	(12,722)	(9.59)%	21.73%	(1.46)%
Static	132,697	-	-	23.19%	-
(100)	140,400	7,703	5.80%	22.87%	(0.32)%
(200)	140,900	8,203	6.18%	22.76%	(0.43)%
(300)	143,778	11,081	8.35%	23.95%	0.76%

At September 30, 2016, the Company’s NPV was $129.7 million or 23.2% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $102.1 million or 20.0% of the market value of assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2016, there had not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016, set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation –Exposure to Changes in Interest Rates.”

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

PART II

Item 1. Legal Proceedings

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, on March 31, 2016, Island View Properties, Inc., trading as Island View Crossing II, LP, and Renato J. Gualtieri (collectively, the “Gualtieri Parties”) filed suit in the Court of Common Pleas, Philadelphia, Pennsylvania, against Prudential Savings Bank (the “Bank”) seeking damages in an amount in excess of $27.0 million. The lawsuit asserts allegations related to a loan granted by the Bank to the Gualtieri Parties to develop a 169-unit townhouse and condominium project located in Bristol Borough in Bucks County, Pennsylvania.

On May 2, 2016, the Bank filed a motion with the court seeking to dismiss the majority of claims asserted.  As of the date of this Form 10-Q, that motion is pending before the court. Discovery has recently commenced between the Bank and Gualtieri Parties. As the case is in its early stages, no prediction can be made as to the outcome thereof. However, the Bank believes that it has meritorious defenses and it intends to vigorously defend the case.

As previously disclosed, two putative shareholder derivative and class action lawsuits, Parshall v. Eugene Andruczyk et al. (“Parshall Lawsuit”) and Baron v. Eugene Andruczyk et al., consolidated as Parshall v. Eugene Andruczyk et al., were filed in the Circuit Court for Montgomery County, Maryland (the “Court”) on July 21, 2016 and August 29, 2016, respectively (both lawsuits are collectively referred to as the “Lawsuit”). The Lawsuit named as defendants (the “Defendants”) the directors of Polonia Bancorp, Inc. (“Polonia”) and Polonia and the Parshall Lawsuit also named the Company as a defendant. The Lawsuit alleges a breach of fiduciary duty by the Polonia directors and Polonia by approving the Agreement and Plan of Merger by and between the Company and Polonia dated as of June 2, 2016 (the “Merger Agreement”) pursuant to which Polonia will merge with and into the Company (the “Merger”) for (i) inadequate merger consideration and (ii) the inclusion of preclusive deal protection measures in the Merger Agreement. The Parshall Lawsuit also alleges that the Company aided and abetted the alleged breaches of fiduciary duty. The relief sought includes preliminary and permanent injunction against the consummation of the Merger, rescission or rescissory damages if the Merger is completed, costs and attorney’s fees.

Although the Company believes the claims were without merit, to avoid a potential delay of the Merger, on October 6, 2016, the Company and Polonia reached an agreement with the plaintiffs in the Lawsuit (“Plaintiffs”) providing for a non-monetary settlement of the Lawsuit that required the Company and Polonia to issue certain disclosures and waive certain standstill provisions related to the Merger Agreement which they did. The terms of the settlement are set forth in a Memorandum of Understanding (the “MOU”).  The settlement is subject to Court approval.  The Plaintiffs sought attorneys’ fees and expenses in connection with the Lawsuit as set forth in the MOU. Subsequent to entry into the MOU, the parties reached an agreement to pay Plaintiffs’ counsel fees and expenses in the total amount of $325,000.  Polonia’s insurer prior to the Merger has advised the Company that it will be covering approximately $260,000 of the $325,000 of fees and expenses to be paid to Plaintiffs’ counsel.

The Merger was completed effective as of January 1, 2017.

On January 13, 2017, the Court entered an Order preliminarily approving the settlement.  As per the settlement and the Court’s Order, on January 26, 2017, Polonia / Prudential, through a third-party administrator, mailed notice of the settlement to all record and beneficial holders of shares of common stock of Polonia (excluding Defendants and members of the immediate families of the individual Defendants) who held such stock at any time during the period beginning on and including June 2, 2016 (the date of the Merger Agreement) through October 25, 2016 (the date the shareholders of Polonia approved the Merger).

Although it is expected the settlement will receive final approval of the Court, no assurances can be provided when or if the settlement will receive final approval. A settlement hearing is currently scheduled for March 31, 2017.

In addition to the lawsuits noted above, the Company is involved in various other legal actions arising in the ordinary course of its business. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016, as such factors could materially affect the Company’s business, financial condition, or future results of operations.As of December 31, 2016, no material changes have occurred to the risk factors of the Company as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The risks described in the 2016 Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial conditions, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	and (b) Not applicable

(c) The Company’s maintains an active stock repurchase plan but did not have repurchases of equity shares for the quarter ended December 31, 2016 due to the pending merger with Polonia.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Purchased Under Plans or Programs (1)
October 1 - 31, 2016	-	$-	-	184,267
November 1 - 30, 2016	-	$-	-	184,267
December 1 - 31, 2016	-	$-	-	184,267
	-	$-

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

PRUDENTIAL BANCORP, INC.

Date: February 9, 2017	By:	/s/ Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Date: February 9, 2017	By:	/s/ Jack E. Rothkopf
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer and Treasurer

