Form 10-Q
period 2017-03-31
PRUDENTIAL BANCORP, INC.
filed 2017-05-10
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of April 30, 2017, 10,819,006 shares were issued and 9,007,996 were outstanding.

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
	2017	2016
	(Dollars in Thousands, except share data)
ASSETS

Cash and amounts due from depository institutions	$2,587	$1,965
Interest-bearing deposits	10,471	10,475

Total cash and cash equivalents	13,058	12,440

Certificates of deposit	1,853	1,853
Investment and mortgage-backed securities available for sale (amortized cost—March 31, 2017, $192,636; September 30, 2016, $137,222)	190,108	138,694
Investment and mortgage-backed securities held to maturity (fair value—March 31, 2017, $56,540; September 30, 2016, $40,700)	58,197	39,971
Loans receivable—net of allowance for loan losses (March 31, 2017, $3,896; September 30, 2016, $3,269)	521,885	344,948
Accrued interest receivable	2,626	1,928
Real estate owned	192	581
Federal Home Loan Bank stock—at cost	5,699	2,463
Office properties and equipment—net	8,219	1,344
Bank owned life insurance	27,709	13,055
Prepaid expenses and other assets	2,530	1,634
Goodwill	7,163	-
Intangible assets	785	-
Deferred tax assets-net	4,204	569
TOTAL ASSETS	$844,228	$559,480

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$9,272	$3,804
Interest-bearing	585,838	385,397
Total deposits	595,110	389,201
Advances from Federal Home Loan Bank (short-term)	27,000	20,000
Advances from Federal Home Loan Bank (long-term)	79,057	30,638
Accrued interest payable	790	1,403
Advances from borrowers for taxes and insurance	2,789	1,748
Accounts payable and accrued expenses	8,716	2,488

Total liabilities	713,462	445,478

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 10,819,006 and 9,544,809 issued and 9,007,996 and 8,045,544 outstanding at March 31, 2017 and September 30, 2016, respectively	108	95
Additional paid-in capital	117,467	95,713
Unearned Employee Stock Ownership Plan (ESOP) shares	-	(4,550)
Treasury stock, at cost: 1,811,010 shares at March 31, 2017 and and 1,499,265 shares at September 30, 2016	(26,629)	(21,098)
Retained earnings	41,140	43,044
Accumulated other comprehensive (loss) income	(1,320)	798

Total stockholders' equity	130,766	114,002

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$844,228	$559,480

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME:
Interest on loans	$5,090	$3,166	$8,415	$6,226
Interest on mortgage-backed securities	806	683	1,377	1,195
Interest and dividends on investments	731	509	1,337	988
Interest on interest-bearing assets	44	8	47	13

Total interest income	6,671	4,366	11,176	8,422

INTEREST EXPENSE:
Interest on deposits	996	743	1,687	1,495
Interest on advances from Federal Home Loan Bank	376	106	542	154

Total interest expense	1,372	849	2,229	1,649

NET INTEREST INCOME	5,299	3,517	8,947	6,773

PROVISION FOR LOAN LOSSES	2,365	75	2,550	75

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,934	3,442	6,397	6,698

NON-INTEREST INCOME:
Fees and other service charges	169	110	293	229
Gain on sale of loans, net	5	1	44	2
Gain on the sale of OREO	-	-	-	58
Income from bank owned life insurance	171	84	277	168
Other	173	14	262	26

Total non-interest income	518	209	876	483

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,140	1,670	3,709	3,387
Data processing	194	112	306	228
Professional services	469	241	788	520
Office occupancy	416	259	668	507
Director compensation	93	102	161	228
Deposit insurance premium	71	90	41	172
Advertising	29	21	66	38
Merger related costs	2,663	-	2,663	-
Intangible asset amortization	37	-	37	-
Other	651	301	1,044	612
Total non-interest expense	6,763	2,796	9,483	5,692

(LOSS) INCOME BEFORE INCOME TAXES	(3,311)	855	(2,210)	1,489

INCOME TAXES:
Current (benefit) expense	(642)	111	(172)	397
Deferred (benefit) expense	(529)	196	(629)	131

Total income tax (benefit) expense	(1,171)	307	(801)	528

NET (LOSS) INCOME	$(2,140)	$548	$(1,409)	$961

BASIC (LOSS) EARNINGS PER SHARE	$(0.27)	$0.08	$(0.18)	$0.13

DILUTED (LOSS) EARNINGS PER SHARE	$(0.27)	$0.07	$(0.18)	$0.12

DIVIDENDS PER SHARE	$0.03	$0.03	$0.06	$0.06

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(Dollars in Thousands)
Net (loss) income	$(2,140)	$548	$(1,409)	$961

Unrealized holding (losses) gains on available-for-sale securities	(548)	2,344	(4,000)	1,160
Tax effect	186	(797)	1,360	(395)
Unrealized holding gain on interest rate swaps	59	-	784	-
Tax effect	(20)	-	(262)	-

Total other comprehensive income (loss)	(323)	1,547	(2,118)	765

Comprehensive (loss) income	$(2,463)	$2,095	$(3,527)	$1,726

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2016	$95	$95,713	$(4,550)	$(21,098)	$43,044	$798	$114,002

Net loss					(1,409)		(1,409)

Other comprehensive loss						(2,118)	(2,118)

Dividends paid ($0.06 per share)					(495)		(495)

Issuance of common stock (1,274,197 shares)	13	21,814					21,827

Purchase of treasury stock (43,435 shares)				(995)			(995)

Terminate ESOP Plan (303,115 shares)			4,456	(5,189)			(733)

Treasury stock used for Recognition and Retention Plan (34,805 shares)		(653)		653			-

Tax benefit from stock compensation plans		127					127

Stock option expense		236					236

Recognition and Retention Plan expense		185					185

ESOP shares committed to be released (8,879 shares)		45	94				139

BALANCE, March 31, 2017	$108	$117,467	$-	$(26,629)	$41,140	$(1,320)	$130,766

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Stock	Earnings	Income	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, Octoober 1, 2015	$95	$95,286	$(4,926)	$(14,691)	$41,219	$18	$117,001

Net income					961		961

Other comprehensive income						765	765

Dividends paid ($0.06 per share)					(452)		(452)

Tax benefit from stock compensation plans		111					111

Purchase of treasury stock (430,636 shares)				(6,705)			(6,705)

Treasury stock used for Recognition and Retention Plan (41,800 shares issued)		(640)		640

Stock option expense		219					219

Recognition and Retention Plan expense		160					160

ESOP shares committed to be released (17,758 shares)		77	188				265

BALANCE, March 31, 2016	$95	$95,213	$(4,738)	$(20,756)	$41,728	$783	$112,325

See Notes To Unaudited Consolidated Financial Statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2017	2016
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(1,409)	$961
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	241	158
Net amortization of premiums/discounts	510	66
Provision for loan losses	2,550	75
Net amortization of deferred loan fees and costs	165	106
Share-based compensation expense for stock options and awards	139	379
Income from bank owned life insurance	(277)	(168)
Gain from sale of loans held for sale	(44)	(2)
Gain on sale of other real estate owned	(60)	(58)
Originations of loans held for sale	(2,434)	(450)
Proceeds from sale of loans held for sale	2,478	452
Compensation expense of ESOP	421	265
Deferred income tax (expense) benefit	(629)	131
Changes in assets and liabilities which used cash:
Accrued interest receivable	(698)	(109)
Prepaid expenses and other assets	4,281	(497)
Accrued interest payable	(613)	(748)
Accounts payable and accrued expenses	(2,686)	(383)
Net cash provided by operating activities	1,935	178
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(55,673)	(46,828)
Purchase of corporate bonds available for sale	(11,714)	(19,421)
Purchase of municipal bonds held to maturity	(18,847)	-
Loans originated	(104,878)	(29,146)
Principal collected on loans	85,384	19,416
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	578	21,913
Available-for-sale	11,504	1,546
Proceeds from the sale of Polonia Bancorp’s investment portfolio acquired	42,164	-
Redemption of FHLB Stock	163	-
Purchase of FHLB stock	-	(1,482)
Proceeds from sale of real estate owned	449	927
Acquisition, net of cash	28,956	-
Purchase of BOLI	(10,000)	-
Purchases of equipment	(214)	(161)
Net cash used in investing activities	32,128	(53,236)
FINANCING ACTIVITIES:
Net decrease increase in demand deposits, NOW accounts, and savings accounts	(4,009)	(2,788)
Net increase in certificates of deposit	37,675	21,784
Proceeds from FHLB advances	-	38,000
Repayment of FHLB advances	(1,813)	(941)
Increase in advances from borrowers for taxes and insurance	1,041	107
Cash dividends paid	(495)	(452)
Release unallocated shares from ESOP Plan	4,550	-
Repayment of remaining principal balance of ESOP Loan	(733)	-
Purchase of treasury stock	(5,531)	(6,705)
Tax benefit related to stock compensation plans	127	111
Net cash provided by financing activities	30,812	49,116

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	618	(3,942)

CASH AND CASH EQUIVALENTS—Beginning of period	12,440	11,272

CASH AND CASH EQUIVALENTS—End of period	$13,058	$7,330
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal Home Loan Bank	2,842	2,397
Income taxes paid	980	350
Acquisition of noncash assets and liabilities
Assets acquired:
Investment securities	42,164
Loans	160,157
Premises	6,902
Core deposit intangible	822
Other Assets	14,039
Total Assets	224,084
Liabilities assumed:
Deposits	172,243
Advances	57,232
Other liabilities	8,914
Total liabilities assumed	238,389
Net non-cash assets (liabilities) acquired	(14,305)
Cash acquired	47,901

See accompanying notes to the unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Prudential Bancorp, Inc. (the “Company”) is a Pennsylvania corporation and the parent holding company for Prudential Bank (the “Bank”). The Company is a registered bank holding company.

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

The Bank is subject to regulation by the Pennsylvania Department of Banking and Securities (the “Department”), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation (the “FDIC”), which insures the Bank’s deposits up to applicable limits. As a bank holding company, the Company is subject to the regulation of the Board of Governors of the Federal Reserve System.

On January 1, 2017, the Company completed its acquisition of Polonia Bancorp, Inc. (“Polonia Bancorp”) and Polonia Bank, Polonia’s wholly owned subsidiary. Polonia Bancorp and Polonia Bank were merged with and into the Company and the Bank, respectively.

Basis of presentation – The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three and six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company’s consolidated financial statements are recorded in the allowance for loan losses, goodwill and intangible assets, deferred income taxes, other-than-temporary impairment, and the fair value measurement for financial instruments. Actual results could differ from those estimates.

Share-Based Compensation – The Company accounts for stock-based compensation issued to employees, and where appropriate, non-employees, at fair value. Under fair value provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award at such date and is recognized as expense over the appropriate vesting period using the straight-line method. The amount of stock-based compensation recognized at any date must at least equal the portion of the grant date fair value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. Determining the fair value of stock-based awards at the date of grant requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s consolidated financial statements.

Dividends with respect to non-vested share awards granted pursuant to the Company’s 2008 Recognition and Retention Plan (“2008 Plan”) and held in the Trust (the “Trust”) are held for the benefit of the recipients and are paid out proportionately by the Trust to the recipients of stock awards granted pursuant to the Plan as soon as practicable after the stock awards are earned. A recipient of a share award granted under the 2014 Stock Incentive Plan will not receive any dividends declared on the common stock subject to the award prior to the date the shares are earned.

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. During the six month period ended March 31, 2017, the Company repurchased 303,115 shares of common stock of unallocated shares held in a suspense account by the Bank’s ESOP as collateral with value of $5.2 million in order to payoff the associated loans that were terminated as of December 31, 2016 in connection with the termination of the Bank’s ESOP. In addition, 42,791 shares of common stock were purchased in conjunction with the termination of the Polonia Bank ESOP as a result of the acquisition. The remaining shares purchased were related to the Company buying and selling shares for the benefit of the employee stock plans.

FHLB Stock – FHLB stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration. Management concluded that the FHLB stock was not impaired at March 31, 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The ASU’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This ASU is effective, as a result of ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company expects to adopt the revenue recognition guidance on October 1, 2018 using the modified retrospective approach.  A significant amount of the Company’s revenues is derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  With respect to noninterest income, the Company is in its preliminary stages of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of the guidance.  The Company is expecting to begin developing processes and procedures during fiscal 2018 to ensure it is fully compliant with these amendments. To date, the Company has not yet identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Company’s implementation efforts are ongoing and such assessments may change prior to the October 1, 2018 implementation date.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this ASU require that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company does not expect the adoption of this amendment will have a significant impact to its Consolidated Statements of Income.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s balance sheet is estimated to result in less than a 1 percent increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which among other things clarifies the objective of the collectability criterion in Topic 606, as well as certain narrow aspects of Topic 606. The amendments in this ASU affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. This ASU is not expected to have a significant impact on the Company’s financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial asset not excluded from the scope that have the contractual right to receive cash. The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. This ASU additionally addresses purchased assets and introduces the purchased financial asset with a more-than-insignificant amount of credit deterioration since origination (“PCD”). The accounting for these PCD assets is similar to the existing accounting guidance of FASB Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for purchased credit impaired (“PCI”) assets, except the subsequent improvements in estimated cash flows will be immediately recognized into income, similar to the immediate recognition of subsequent deteriorations in cash flows. Current guidance only allows for the prospective recognition of these cash flow improvements. Because the terminology has been changed to a “more-than-insignificant” amount of credit deterioration, the presumption is that more assets might qualify for this accounting under the Update than those under current guidance. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to the amount of retained earnings as of the beginning of the first reporting period in which the guidance is adopted. A prospective transition approach is required for debt securities. An entity that has previously applied the guidance of ASC 310-30 will prospectively apply the guidance in this Update for PCD assets. A prospective transition approach should be used for PCD assets where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the non-accretable principal differences on PCI loans; however, the Company is still in the process of determining the magnitude of the increase and its impact on the Company’s financial position or results of operations. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The Company is expecting to begin developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date.

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

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers . This ASU, among others things, clarifies that guarantee fees (other than product or service warranties) within the scope of Topic 460, Guarantees, are not within the scope of Topic 606. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for the new revenue recognition guidance. For public entities with a calendar year-end, the new guidance is effective in the quarter and year beginning January 1, 2018. For all other entities with a calendar year-end, the new guidance is effective in the year ending December 31, 2019, and interim periods in 2020. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and/or results of operations.

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

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323), Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This Update adds an SEC paragraph to the Codification following an SEC Staff Announcement about applying Staff Accounting Bulletin (SAB) Topic 11.M. Specifically, this announcement applies to ASU 2014-09, Revenue from Contracts with Customers (Topic 606); ASU 2016-02, Leases (Topic 842); and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. A registrant should evaluate Updates that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those Updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact that adoption of the Updates referenced in this announcement are expected to have on the financial statements, then in addition to making a statement to that effect, that registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. In this regard, the SEC staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies that the registrant expects to apply, if determined, and a comparison to the registrant’s current accounting policies. Also, a registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments in this Update are effective immediately.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The amendments in this Update clarify what constitutes a financial asset within the scope of Subtopic 610-20. The amendments also clarify that entities should identify each distinct nonfinancial asset or in substance nonfinancial asset that is promised to a counterparty and to derecognize each asset when the counterparty obtains control. There is also additional guidance provided for partial sales of a nonfinancial asset and when derecognition, and the related gain or loss, should be recognized. The amendments in this Update are effective at the same time as the amendments in Update 2014-09. Therefore, for public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position on results of operation.

In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965). This Update relates primarily to the reporting by an employee benefit plan for its interest in a master trust, which is a trust for which a regulated financial institution serves as a trustee or custodian and in which assets of more than one plan sponsored by a single employer or by a group of employers under common control are held. For each master trust in which a plan holds an interest, the amendments in this Update require a plan's interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. The amendments in this Update remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments, which supplements the existing requirement to disclose the master trusts balances in each general type of investments. There are also increased disclosure requirements for investments in master trusts. The amendments in this Update are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

2.	EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, consisting of restricted stock and stock options based upon the treasury stock method using an average market price for the period.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2017		2016
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net (loss) income	$(2,140)	$(2,140)	$548	$548
Weighted average shares outstanding	8,639,908	8,639,908	7,380,880	7,380,880
Effect of common stock equivalents	-	-	-	270,973
Adjusted weighted average shares used in earnings per share computation	8,639,908	8,639,908	7,380,880	7,651,853
Earnings (loss) per share - basic and diluted	$(0.27)	$(0.27)	$0.07	$0.07

	Six Months Ended March 31,
	2017		2016
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net (loss) income	$(1,409)	$(1,409)	$961	$961
Weighted average shares outstanding	7,979,541	7,979,541	7,498,933	7,498,933
Effect of common stock equivalents	-	-	-	246,791
Adjusted weighted average shares used in earnings per share computation	7,979,541	7,979,541	7,498,933	7,745,724
Earnings (loss) per share - basic and diluted	$(0.18)	$(0.18)	$0.13	$0.12

For the three and six month period ended March 31, 2017, respectively, 303,610 and 341,277, exercisable stock options outstanding were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive since the Company incurred a net loss in both periods. The stock options outstanding as of March 31, 2016 had exercise prices below the then current per share market price for the Company’s common stock and were considered dilutive for the earnings per share calculation.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive (loss) income by component, net of tax:

	Three Months Ended March 31,
	2017	2016
	(Dollars in Thousands)
	Unrealized gains (losses)
	on available for sale	Unrealized gains (losses)
	securities and interest	on available for sale
	rate swaps (a)	securities (a)

Beginning Balance	$(997)	$(764)
Unrealized (loss) gains on available for sale securities	(362)	1,547
Unrealized gains on interest rate swaps.	39	-
Total other comprehensive (loss) income	(323)	1,547
Ending Balance	$(1,320)	$783

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the changes in accumulated other comprehensive (loss) income by component, net of tax:

	Six Months Ended March 31,
	2017	2016
	(Dollars in Thousands)
	Unrealized gains (losses)
	on available for sale	Unrealized gains (losses)
	securities and interest	on available for sale
	rate swaps (a)	securities (a)

Beginning Balance	$798	$18
Unrealized (loss) gains on available for sale securities	(2,641)	765
Unrealized gains on interest rate swaps.	523	-
Total other comprehensive income (loss)	(2,118)	765
Ending Balance	$(1,320)	$783

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

There was no reclassification adjustment to accumulated comprehensive income for the periods presented.

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$20,988	$-	$(493)	$20,495
Mortgage-backed securities - U.S. government agencies	134,529	161	(1,898)	132,792
Corporate bonds	37,093	82	(420)	36,755
Total debt securities available for sale	192,610	243	(2,811)	190,042

FHLMC preferred stock	26	40	-	66

Total securities available for sale	$192,636	$283	$(2,811)	$190,108

Securities Held to Maturity:
U.S. government and agency obligations	$29,500	$122	$(1,856)	$27,766
Mortgage-backed securities - U.S. government agencies	5,906	325	(37)	6,194
Municipal bonds	22,791	150	(361)	22,580

Total securities held to maturity	$58,197	$597	$(2,254)	$56,540

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$20,988	$36	$-	$21,024
Mortgage-backed securities - U.S. government agencies	90,817	860	(102)	91,575
Corporate bonds	25,411	661	(19)	26,053
Total debt securities available for sale	137,216	1,557	(121)	138,652

FHLMC preferred stock	6	36	-	42

Total securities available for sale	$137,222	$1,593	$(121)	$138,694

Securities Held to Maturity:
U.S. government and agency obligations	$33,499	$399	$(129)	$33,769
Mortgage-backed securities - U.S. government agencies	6,472	459	-	6,931

Total securities held to maturity	$39,971	$858	$(129)	$40,700

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at March 31, 2017:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(493)	$20,528	$-	$-	$(493)	$20,528
Mortgage-backed securities - agency	(1,730)	86,840	(168)	7,251	(1,898)	94,091
Corporate bonds	(420)	22,498	-	-	(420)	22,498

Total securities available for sale	$(2,643)	$129,866	$(168)	$7,251	$(2,811)	$137,117

Securities Held to Maturity:
U.S. government and agency obligations	$(1,856)	$32,499	$-	$-	$(1,856)	$32,499
Mortgage-backed securities - agency	(37)	1,267	-	-	(37)	1,267
Municipal bonds	(361)	17,044	-	-	(361)	17,044

Total securities held to maturity	$(2,254)	$50,810	$-	$-	$(2,254)	$50,810

Total	$(4,897)	$180,676	$(168)	$7,251	$(5,065)	$187,927

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at September 30, 2016:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
Mortgage-backed securities - agency	$(50)	$16,498	$(52)	$6,718	$(102)	$23,216
Corporate bonds	(19)	3,955	-	-	(19)	3,955

Total securities available for sale	$(69)	$20,453	$(52)	$6,718	$(121)	$27,171

Securities Held to Maturity:
U.S. government and agency obligations	$(129)	$20,371	$-	$-	$(129)	$20,371

Total securities held to maturity	$(129)	$20,371	$-	$-	$(129)	$20,371

Total	$(198)	$40,824	$(52)	$6,718	$(250)	$47,542

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

For both the three and six months ended March 31, 2017 and 2016, the Company did not record any credit losses on investment securities through earnings.

U.S. Government and Agency Obligations - At March 31, 2017, there were 14 securities in a gross unrealized loss position for less than 12 months. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017.

Mortgage-Backed Securities – At March 31, 2017, there were 39 mortgage-backed securities in a gross unrealized loss position for less than 12 months, while there were six securities in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017.

Corporate Bonds – At March 31, 2017, there were 16 securities in a gross unrealized loss for less than 12 months. These securities are backed by publicly traded companies with an investment grade rating by one or more of the three following rating agencies (S&P, Moody’s or Fitch). As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017.

Municipal Bonds – At March 31, 2017, there were nine securities in a gross unrealized loss for less than 12 months. These securities are backed by local municipalities/school districts located in the Commonwealth of Pennsylvania with an investment grade rating by one or more of the three following rating agencies (S&P, Moody’s or Fitch). As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2017.

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

	March 31, 2017
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due after one through five years	$2,868	$2,995	$4,051	$4,054
Due after five through ten years	20,603	20,228	33,042	32,702
Due after ten years	28,820	27,123	20,988	20,494

Total	$52,291	$50,346	$58,081	$57,250

During the both three and six month periods ended March 31, 2017 and 2016, the Company did not sell any securities.

During the both three and six month periods ended March 31, 2017 and 2016, the Company did not use investment securities as collateral for any of its FHLB advances.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	September 30,
	2017	2016
	(Dollars in Thousands)
One-to-four family residential	$365,425	$233,531
Multi-family residential	13,710	12,478
Commercial real estate	95,853	79,859
Construction and land development	86,164	21,839
Commercial business	-	99
Leases	5,491	3,286
Consumer	7,442	799

Total loans	574,085	351,891

Undisbursed portion of loans-in-process	(45,173)	(5,371)
Deferred loan fees and (costs)	(3,131)	1,697
Allowance for loan losses	(3,896)	(3,269)

Net loans	$521,885	$344,948

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at March 31, 2017:

	One- to-four family residential	Multi-family residential	Commercial real estate	Construction and land development	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,350	122	862	1,035	28	135	364	3,896
Total ending allowance balance	$1,350	$122	$862	$1,035	$28	$135	$364	$3,896

Loans:
Individually evaluated for impairment	$5,031	$330	$2,881	$8,703	$-	$-		$16,945
Collectively evaluated for impairment	360,394	13,380	92,972	77,461	5,491	7,442		557,140
Total loans	$365,425	$13,710	$95,853	$86,164	$5,491	$7,442		$574,085

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

The loan portfolio is segmented at a level that allows management to monitor both risk and performance. Management evaluates for potential impairment all construction, multi-family, commercial real estate, commercial business loans, and leases and all loans and leases more than 90 days delinquent as to principal and/or interest. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect in full the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The following table presents impaired loans by class as of March 31, 2017, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$5,031	$5,031	$5,394
Multi-family residential	-	-	330	330	330
Commercial real estate	-	-	2,881	2,881	2,881
Construction and land development	-	-	8,703	8,703	10,522
Total loans	$-	$-	$16,945	$16,945	$19,127

The following table presents impaired loans by class as of September 30, 2016, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$5,553	$5,553	$5,869
Multi-family	-	-	335	335	335
Commercial real estate	-	-	3,154	3,154	3,154
Construction and land development	-	-	10,288	10,288	10,288
Commercial loans	-	-	99	99	99
Total loans	$-	$-	$19,429	$19,429	$19,745

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended March 31, 2017
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$6,086	$32	$33
Multi-family residential	330	6	-
Commercial real estate	2,801	17	-
Construction and land development	9,607	-	-
Total loans	$18,824	$55	$33

	Three Months Ended March 31, 2016
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$5,069	$20	$29
Multi-family residential	345	-	-
Commercial real estate	3,703	27	-
Construction and land development	9,410	126	-
Total loans	$18,527	$173	$29

	Six Months Ended March 31, 2017
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$5,909	$49	$58
Multi-family residential	332	12	-
Commercial real estate	2,919	35	12
Construction and land development	9,834	-	-
Total loans	$18,994	$96	$70

	Six Months Ended March 31, 2016
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$4,781	$43	$59
Multi-family residential	348	-	-
Commercial real estate	3,725	42	12
Construction and land development	9,206	252	64
Total loans	$18,060	$337	$135

Federal regulations and our loan policy require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated an internal asset classification system, consistent with Federal banking regulations, as a part of its credit monitoring system. Management currently classifies problem and potential problem assets as “special mention”, “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the three aforementioned categories but possess weaknesses are required to be designated “special mention.”

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

	March 31, 2017
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$-	$1,657	$574	$2,231
Multi-family residential	13,710	-	-	13,710
Commercial real estate	92,208	1,469	2,176	95,853
Construction and land development	77,461	-	8,703	86,164
Total loans	$183,379	$3,126	$11,453	$197,958

	September 30, 2016
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$-	$1,681	$1,212	$2,893
Multi-family residential	12,144	-	334	12,478
Commercial real estate	76,185	943	2,731	79,859
Construction and land development	11,551	-	10,288	21,839
Commercial business	99	-	-	99
Total loans	$99,979	$2,624	$14,565	$117,168

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

	March 31, 2017
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$356,816	$6,378	$363,194
Leases	5,491	-	5,491
Consumer	7,442	-	7,442
Total loans	$369,749	$6,378	$376,127

	September 30, 2016
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$226,394	$4,244	$230,638
Leases	3,286	-	3,286
Consumer	799	-	799
Total loans	$230,479	$4,244	$234,723

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following table presents the loan categories of the loan portfolio summarized by the aging categories of performing and delinquent loans and nonaccrual loans:

	March 31, 2017
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$361,265	$1,034	$3,126	$-	$1,034	$365,425	$6,378
Multi-family residential	13,710	-	-	-	-	13,710	-
Commercial real estate	94,247	260	1,346	-	260	95,853	1,346
Construction and land development	77,469	-	8,695	-	-	86,164	8,695
Leases	5,402	89	-	-	89	5,491	-
Consumer	7,436	6	-	-	6	7,442	-
Total loans	$559,529	$1,389	$13,167	$-	$1,389	$574,085	$16,419

	September 30, 2016
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$228,904	$1,860	$2,767	$-	$1,860	$233,531	$4,244
Multi-family residential	12,478	-	-	-	-	12,478	-
Commercial real estate	78,513	-	1,346	-	-	79,859	1,346
Construction and land development	11,551	-	10,288	-	-	21,839	10,288
Commercial business	99	-	-	-	-	99	-
Leases	3,286	-	-	-	-	3,286	-
Consumer	799	-	-	-	-	799	-
Total loans	$335,630	$1,860	$14,401	$-	$1,860	$351,891	$15,878

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

The following tables summarize the primary segments of the allowance for loan losses. Activity in the allowance is presented for the both three and six month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at December 31, 2016	$1,564	$135	$963	$415	$28	$35	$314	$3,454
Charge-offs	(113)	-	-	(1,819)	-	(16)	-	(1,948)
Recoveries	25	-	-	-	-	-	-	25
Provision	(126)	(13)	(101)	2,439	-	116	50	2,365
ALLL balance at March 31, 2017	$1,350	$122	$862	$1,035	$28	$135	$364	$3,896

	Six Months Ended March 31, 2017
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2016	$1,627	$137	$859	$316	$1	$21	$10	$298	$3,269
Charge-offs	(113)	-	-	(1,819)	-	-	(16)	-	(1,948)
Recoveries	25	-	-	-	-	-	-	-	25
Provision	(189)	(15)	3	2,538	(1)	7	141	66	2,550
ALLL balance at March 31, 2017	$1,350	$122	$862	$1,035	$-	$28	$135	$364	$3,896

	Three Months Ended March 31, 2016
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at December 31, 2016	$1,471	$58	$359	$757	$8	$266	$2,919
Charge-offs	-	-	-	-	-	-	-
Recoveries	-	-	-	44	-	-	44
Provision	40	(15)	69	(28)	(1)	10	75
ALLL balance at March 31, 2016	$1,511	$43	$428	$773	$7	$276	$3,038

	Six Months Ended March 31, 2016
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2015	$1,635	$66	$231	$724	$5	$269	$2,930
Charge-offs	(11)	-	-	-	-	-	(11)
Recoveries	-	-	-	44	-	-	44
Provision	(113)	(23)	197	5	2	7	75
ALLL balance at March 31, 2016	$1,511	$43	$428	$773	$7	$276	$3,038

The Company recorded a provision for loan losses in the amount of $2.4 million and $2.6 million for the three and six months period ended March 31, 2017, respectively, compared to $75,000 for both of the comparable three and six months periods in 2016. During the quarter ended March 31, 2017, the Company recorded a $1.9 million charge off related to Company’s second largest borrowing relationship; the remainder of the increase was due to increased balances of construction and development and consumer loans,

At March 31, 2017, the Company had ten loans aggregating $6.9 million that were classified as troubled debt restructurings (“TDRs”). Three of such loans aggregating $4.9 million as of March 31, 2017 were classified as non-performing and were on non-accrual status: with regard to one of such loans in the amount of $1.4 million, management has concerns as to whether the borrower has sufficient cashflow to continue to make scheduled payments eventhough the borrower had made all agreed upon payments. The two remaining loans totaling $3.5 million of which $614,000 was charged off in the current quarter (which are part of the Company’s second largest lending relationship) are in default. The Company did not restructure any debt during the three and six month periods ended March 31, 2017 or during the three and six month periods ended March 31, 2016. Two loans on construction and development loans totaling $2.8 million and a commercial real estate loan for $730,000 were in default as of March 31, 2017. All three loans were a part of the group related loans extended to the Company’s second largest borrower.

6.	DEPOSITS

Deposits consist of the following major classifications:

	March 31,		September 30,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$87,107	14.6%	$55,552	14.3%
Interest-bearing checking accounts	54,763	9.2	34,984	9.3
Non interest-bearing checking accounts	9,272	1.6	3,804	0.7
Passbook, club and statement savings	107,335	18.0	70,924	18.2
Certificates maturing in six months or less	125,124	21.0	97,418	25.0
Certificates maturing in more than six months	211,509	35.6	126,519	32.5

Total	$595,110	100.0%	$389,201	100.0%

Certificates of $250,000 and over totaled $27.9 million as of March 31, 2017 and $17.0 million as of September 30, 2016.

7.	ADVANCES FROM FEDERAL HOME LOAN BANK

Short-Term

The following table reflects the outstanding balances and related information of short-term borrowings from the FHLB.

	Three Months	Six Months
	Ended	Ended
(Dollar amount in thousands)	March 31, 2016	March 31, 2016

Balance at quarter-end	$27,000	$27,000
Average balance outstanding	27,000	23,500
Maximum month-end balance	27,000	27,000
Weight-average rate at period end	1.00%	1.00%
Weight-average rate during the period	1.00%	1.00%

There were no short-term borrowings outstanding for the three and six month periods ended March 31, 2016.

As of March 31, 2017, $20.0 million of the outstanding balance is related to two $10.0 million 30 day FHLB advance associated with an interest rate swap contract with a weighted average effective cost of 117 basis points.

Average balances outstanding during the year represent daily average balance and interest rates represent interest expense divided by the related average balance.

The Bank maintains borrowing facilities with the FHLB and Federal Reserve Bank and the terms and interest rate are subject to change on the date of execution.

Long-Term

Pursuant to collateral agreement with the FHLB of Pittsburgh, advances are secured by a blanket collateral of loans held by the Bank and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of March 31, 2017 are as follows:

Type	Maturity Date	Amount	Coupon	Call Date
		(dollars in thousands)
Fixed Rate -Advance	17-Nov-17	10,000	1.21%	Not Applicable
Fixed Rate -Amortizing	1-Dec-17	1,511	1.16%	Not Applicable
Fixed Rate -Advance	4-Dec-17	2,000	1.15%	Not Applicable
Fixed Rate -Advance	19-Mar-18	4,939	2.53%	Not Applicable
Fixed Rate -Advance	19-Mar-18	4,959	2.13%	Not Applicable
Fixed Rate -Advance	20-Jun-18	2,981	1.86%	Not Applicable
Fixed Rate -Advance	25-Jun-18	2,973	2.09%	Not Applicable
Fixed Rate -Advance	27-Aug-18	6,729	4.15%	Not Applicable
Fixed Rate -Advance	15-Nov-18	2,980	1.89%	Not Applicable
Fixed Rate -Advance	16-Nov-18	7,500	1.40%	Not Applicable
Fixed Rate -Advance	26-Nov-18	1,989	2.35%	Not Applicable
Fixed Rate -Advance	3-Dec-18	3,000	1.54%	Not Applicable
Fixed Rate -Advance	16-Aug-19	2,929	2.66%	Not Applicable
Fixed Rate -Advance	9-Oct-19	1,958	2.54%	Not Applicable
Fixed Rate -Amortizing	18-Nov-19	4,098	1.53%	Not Applicable
Fixed Rate -Advance	26-Nov-19	2,949	1.81%	Not Applicable
Fixed Rate -Advance	22-Jun-20	2,927	2.64%	Not Applicable
Fixed Rate -Advance	24-Jun-20	1,936	2.85%	Not Applicable
Fixed Rate -Advance	27-Jul-20	2,049	1.38%	Not Applicable
Fixed Rate -Advance	17-Aug-20	1,921	3.06%	Not Applicable
Fixed Rate -Advance	9-Oct-20	1,929	2.92%	Not Applicable
Fixed Rate -Advance	27-Jul-21	249	1.52%	Not Applicable
Fixed Rate -Advance	28-Jul-21	249	1.48%	Not Applicable
Fixed Rate -Advance	28-Jul-21	249	1.42%	Not Applicable
Fixed Rate -Advance	19-Aug-21	249	1.55%	Not Applicable
Fixed Rate -Advance	7-Oct-21	1,899	3.19%	Not Applicable
Fixed Rate -Advance	12-Oct-21	1,905	3.23%	Not Applicable
		$79,057	2.15%	(a)
(a) Weighted average coupon rate.

8.	DERIVATIVES

The Company has contracted with a third party to participate in pay-fixed interest rate swap contracts. The amount of swaps outstanding at March 31, 2017 is being utilized to hedge $21.1 million in floating-rate debt consisting of FHLB advances.

Below is a summary of the interest rate swap agreements and the terms there of as of March 31, 2017.

	March 31, 2017
	Notional	Pay	Receive	Maturity	Unrealized
	Amount	Rate	Rate	Date	Gain
			(dollar in thousands)
Interest rate swap contract	$10,000	1.15%	1 Month Libor	6-Apr-21	$250
Interest rate swap contract	10,000	1.18%	1 Month Libor	13-Jun-21	260
Interest rate swap contract	1,100	4.10%	1 Month Libor +276 bp	1-Aug-26	72

					$582

All three interest rate swaps are carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging."

Below is a summary of the interest rate swap agreement and the terms as of September 30, 2016. They are the same swap agreement that were in force as of March 31, 2017.

	September 30, 2016
	Notinal	Pay	Receive	Maturity	Unrealized
	Amount	Rate	Rate	Date	Loss
			(dollar in thousands)

Interest rate swap contract	$10,000	1.15%	1 Mth Libor	6-Apr-21	$(92)
Interest rate swap contract	10,000	1.18%	1 Mth Libor	13-Jun-21	(103)
Interest rate swap contract	1,100	4.10%	1 Mth Libor +276 bp	1-Aug-26	(7)

					$(202)

All three interest swaps are carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”

9.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	March 31,	September 30,
	2017	2016
Deferred tax assets:	(Dollars in Thousands)
Allowance for loan losses	$1,593	$1,289
Nonaccrual interest	292	163
Accrued vacation	12	13
Capital loss carryforward	378	378
Split dollar life insurance	18	18
Post-retirement benefits	93	96
Unrealized losses on available for sale securities	860	-
Goodwill	2,042	-
Unrealized losses on interest rate swaps	-	69
Employee benefit plans	382	434

Total deferred tax assets	5,670	2,460
Valuation allowance	(378)	(378)
Total deferred tax assets, net of valuation allowance	5,292	2,082

Deferred tax liabilities:
Property	423	423
Unrealized gains on available for sale securities	-	500
Unrealized gains on interest rate swaps	198	-
Miscellaneous	12	12
Deferred loan fees	455	578

Total deferred tax liabilities	1,088	1,513

Net deferred tax assets	$4,204	$569

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be fully realized through a carry back to taxable income in prior years or future reversals of existing taxable temporary differences, and/or to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains recognized over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The valuation allowance totaled $378,000 at March 31, 2017 and September 30, 2016.

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

As of December 31, 2016, the Boards of Directors of the Company and the Bank voted to terminate the Bank’s employee stock ownership plan (“ESOP”) effective December 31, 2016. The Company has submitted the proper notices with the Internal Revenue Service and is awaiting receipt of a determination letter in connection with the termination of the ESOP before the final allocation is made to the individual participants. The Bank maintained an ESOP for substantially for the benefit all its full-time employees. The ESOP purchased 427,057 shares (on a converted basis) of common stock for an aggregate cost of approximately $4.5 million in fiscal 2005 in connection with the Bank’s mutual holding company reorganization. The ESOP purchased in connection with the second-step conversion of the Bank an additional 255,564 shares during December 2013 and an additional 30,100 shares at the beginning of January 2014, of the Company’s common stock for an aggregate cost of approximately $3.1 million. The shares were purchased with the proceeds of two loans from the Company. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants as the loans are repaid. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares upon release differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of March 31, 2017, the ESOP held 468,156 shares of which a total of 243,734 shares were allocated to participants and had committed to release an additional 35,517 shares as of December 31, 2016. For the six months ended March 31, 2017 and 2016, the Company recognized $139,000 and $265,000, respectively, in compensation expense related to the ESOP. In connection with the termination of the ESOP, the ESOP was required to repay the outstanding indebtness the collateral held in the suspense account. As of January 1, 2017, the Company and Trust purchased from the ESOP 303,115 shares of common stock to pay off the remaining $5.2 million of the outstanding loan balances. Approximately 115,000 unallocated shares remain after the repayment of the indebtness will be distributed to the remaining active plan participants.

The Company maintains the 2008 RRP which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the 2008 RRP purchased 213,528 shares (on a converted basis) of the Company’s common stock in the open market for an aggregating cost of approximately $2.5 million, at an average purchase price per share of $11.49. The Company made sufficient contributions to the 2008 RRP to fund these purchases. As of March 31, 2017, all the shares had been awarded as part of the 2008 RRP. Shares subject to awards under the 2008 RRP generally vest at the rate of 20% per year over five years. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares of common stock can be awarded as restricted stock awards or units, of which 233,500 shares were awarded during February 2015 of which 45,000 shares have been forfeited as of March 31, 2017. In August 2016, the Company granted 7,473 shares under the 2008 RRP an 3,027 shares under the 2014 SIP. In March 2017, the Company granted 17,128 shares under the 2014 SIP.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three and six months ended March 31, 2017, an aggregate of $145,000 and $280,000, respectively was recognized in compensation expense for the grants pursuant to the 2008 RRP and the grants pursuant to the 2014 SIP. An income tax benefit of $95,000 and $39,000, was recognized for the three and six months ended March 31, 2017, respectively. During the three and six months ended March 31, 2016, $115,000 and $243,000 was recognized in compensation expense for the grants pursuant to the 2008 RRP and the grants pursuant to the 2014 SIP. An income tax benefit of $39,000 and $83,000 was recognized for the three and six months ended March 31, 2016. At March 31, 2017, approximately $1.3 million in additional compensation expense for shares awarded related to the 2008 RRP and 2014 SIP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the six months ended March 31, 2017 and 2016 is presented in the following tables:

	Six Months Ended March 31, 2017
	Number of Shares (1)	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2016	172,788	$12.03
Granted	17,128	17.43
Forfeited	-	-
Vested	(43,018)	11.61
Nonvested stock awards at the March 31, 2017	146,898	$12.78

	Six Months Ended March 31, 2016
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2015	241,428	$11.74
Granted	-	-
Forfeited	(36,762)	11.55
Vested	(49,511)	11.47
Nonvested stock awards at the March 31, 2016	155,155	$11.87

The Company maintains the 2008 Stock Option Plan (the “2008 Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares of common stock were approved for future issuance pursuant to the 2008 Stock Option Plan. As of March 31, 2017, all of the options had been awarded under the 2008 Option Plan. As of March 31, 2017, 467,758 options (on a converted basis) were vested under the 2008 Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 587,112 shares were awarded during February 2015, 608,737 shares pursuant to the 2014 SIP and the remainder pursuant to the 2008 Option Plan. During August 2016 the Company granted 18,866 shares under the 2008 Option Plan and 8,634 shares under the 2014 SIP. In March 2017, the Company granted 22,828 shares under the 2014 SIP.

A summary of the status of the Company’s stock options under the 2008 Option Plan and the 2014 SIP as of March 31, 2017 and 2016 are presented below:

	Six Months Ended March 31, 2017
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2016	921,909	$11.70
Granted	22,828	11.43
Exercised	(32,224)	11.50
Forfeited	-	-
Outstanding at March 31, 2017	912,513	$11.85
Exercisable at March 31, 2017	579,078	$11.43

	Six Months Ended March 31, 2016
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2015	1,074,430	$11.92
Granted	-	-
Exercised	(130,535)	11.49
Forfeited	(93,939)	11.55
Outstanding at March 31, 2016	849,956	$12.03
Exercisable at March 31, 2016	347,037	$11.38

The weighted average remaining contractual term was approximately 4.7 years for options outstanding as of March 31, 2017.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013, $4.67 for the options granted during fiscal 2014, $4.58 for options granted during fiscal 2015, $2.13 for options granted during fiscal 2016 and $3.18 for options granted during fiscal 2017. The fair value for grants made in fiscal 2015 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $12.23, expected term of seven years, volatility rate of 38.16%, interest rate of 1.62% and a yield of 0.98%. The fair value for grants made in fiscal 2016 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $14.42, expected term of seven years, volatility of 13.82%, interest rate of 1.36% and a yield of 0.80%. The fair value for grants made in March 2017 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $17.43, expected term of seven years, volatility of 14.4%, interest rate of 2.22% and a yield of 0.69%.

During the three and six months ended March 31, 2017, $138,000 and $268,000, respectively, was recognized in compensation expense for options granted pursuant to the 2008 Option Plan and the 2014 SIP. A tax benefit of $16,000 and $32,000 was recognized for the three and six months ended March 31, 2017, respectively. During the three and six months ended March 31, 2016, $112,000 and $248,000, respectively, was recognized in compensation expense for options granted pursuant to the 2008 Option Plan and the 2014 SIP. A tax benefit of $13,000 and $29,000, respectively, was recognized for the three and six months ended March 31, 2016.

At March 31, 2017, there was approximately $1.4 million in additional compensation expense to be recognized for awarded options which remained outstanding and unvested at such date. The weighted average period over which this expense will be recognized is approximately 3.1 years.

11.	COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2017, the Company had $13.9 million in outstanding commitments to originate fixed-rate loans with market interest rates ranging from 4.00% to 5.50%. At September 30, 2016, the Company had $9.9 million in outstanding commitments to originate fixed-rate loans with market interest rates ranging from 3.75% to 5.0%. The aggregate undisbursed portion of loans-in-process amounted to $45.2 million at March 31, 2017 and $5.4 million at September 30, 2016.

The Company also had commitments under unused lines of credit of $7.2 million as of March 31, 2017 and $3.3 million as of September 30, 2016 and letters of credit outstanding of $1.5 million as of March 31, 2017 and $1.9 million as of September 30, 2016.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At March 31, 2017, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $1.9 million related to loans sold to FHLB. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred. These loans are seasoned loans and remain performing.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2017 and September 30, 2016, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Generally accepted accounting principles used in the United States establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

The three broad levels of hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets as of March 31, 2017 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$20,945	$-	$20,945
Mortgage-backed securities - U.S. Government agencies	-	132,792	-	132,792
Corporate bonds	-	36,755	-	36,755
FHLMC preferred stock	66	-	-	66
Interest rate swap contracts	-	582	-	582
Total	$66	$190,624	$-	$190,690

Those assets as of September 30, 2016 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$21,024	$-	$21,024
Mortgage-backed securities - U.S. Government agencies	-	91,575	-	91,575
Corporate bonds	-	26,053	-	26,053
FHLMC preferred stock	42	-	-	42
Total	$42	$138,652	$-	$138,694

Liabilities:
Interest rate swap contracts	$-	$202	$-	$202
Total	$-	$202	$-	$202

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due (principle and interest) in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparable included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value in excess of $16.9 million as of March 31, 2017.

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

Summary of Non-Recurring Fair Value Measurements

	At March 31, 2017
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$16,945	$16,945
Real estate owned	-	-	192	192
Total	$-	$-	$17,137	$17,137

	At September 30, 2016
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$19,429	$19,429
Real estate owned	-	-	581	581
Total	$-	$-	$20,010	$20,010

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At March 31, 2017
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$16,945	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 46% discount/ 10%
Real estate owned	$192	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	10% discount

	At September 30, 2016
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$19,429	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 46% discount/10%
Real estate owned	$581	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	10% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

			Fair Value Measurements at
			March 31, 2017
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$13,058	$13,058	$13,058	$-	$-
Certificate of deposits	1,853	1,853	1,853	-	-
Investment and mortgage-backed securities available for sale	190,108	190,108	66	190,042	-
Investment and mortgage-backed securities held to maturity	58,197	56,540	-	56,540	-
Loans receivable, net	521,885	524,148	-	-	524,148
Accrued interest receivable	2,626	2,626	2,626	-	-
Other real estate owned	192	192	192	-	-
Federal Home Loan Bank stock	5,699	5,699	5,699	-	-
Bank owned life insurance	27,709	27,709	27,709	-	-
Interest rate swap contracts	582	582	-	582	-

Liabilities:
Checking accounts	64,035	64,035	64,035	-	-
Money market deposit accounts	87,107	87,107	87,107	-	-
Passbook, club and statement savings accounts	107,335	107,335	107,335	-	-
Certificates of deposit	336,633	338,846	-	-	338,846
Advances from FHLB short-term	27,000	27,000	27,000		-
Advances from FHLB long-term	79,057	78,271	-	-	78,271
Accrued interest payable	790	790	790	-	-
Advances from borrowers for taxes and insurance	2,789	2,789	2,789	-	-

			Fair Value Measurements at
			September 30, 2016
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$12,440	$12,440	$12,440	$-	$-
Certificate of deposits	1,853	1,853	1,853	-	-
Investment and mortgage-backed securities available for sale	138,694	138,694	42	138,652	-
Investment and mortgage-backed securities held to maturity	39,971	40,700	-	40,700	-
Loans receivable, net	344,948	344,100	-	-	344,100
Accrued interest receivable	1,928	1,928	1,928	-	-
Federal Home Loan Bank stock	2,463	2,463	2,463	-	-
Bank owned life insurance	13,055	13,055	13,055	-	-

Liabilities:
Checking accounts	38,788	38,788	38,788	-	-
Money market deposit accounts	55,552	55,552	55,552	-	-
Passbook, club and statement savings accounts	70,924	70,924	70,924	-	-
Certificates of deposit	223,937	225,383	-	-	225,383
Accrued interest payable	1,403	1,403	1,403	-	-
Advances from FHLB -short-term	20,000	20,000	20,000	-	-
Advances from FHLB -long-term	30,638	30,222	-	-	30,222
Advances from borrowers for taxes and insurance	1,748	1,748	1,748	-	-
Interest rate swap contracts	202	202	-	202	-

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

13.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp on January 1, 2017.

	Balance			Balance
	January 1,	Additions/		March 31,	Amortization
	2017	Adjustments	Amortization	2017	Period

Goodwill	$-	$7,163	$-	$7,163
Core deposit intangible	-	822	(37)	785	10 years
	$-	$7,985	$(37)	$7,948

As of March 31, 2017, the current fiscal year and the future amortization fiscal periods expense for the core deposit intangible is:

(in thousands)
2017	$75
2018	142
2019	127
2020	112
Thereafter	366

14.	BUSINESS COMBINATIONS

On January 1, 2017, the previously announced proposed acquisition (the “Merger”) of Polonia Bancorp pursuant to the Agreement of Plan of Merger by and between Polonia Bancorp and the Company, dated as of June 2, 2016 (the “ Merger Agreement”) was completed. The shareholders of Polonia Bancorp had the option to receive $11.09 per share in cash or 0.7460 of a share of the Company common stock for each share of Polonia Bancorp common stock held thereby, subject to allocation provisions to assure that, in the aggregate, Polonia Bancorp shareholders received total merger consideration that consisted of 50% stock and 50% cash. As a result of Polonia Bancorp shareholder stock and cash elections and the related proration provisions of the Merger Agreement, the Company issued 1,274,197 shares of its common stock and approximately $18.9 million was paid in cash for the Merger.

In connection with the Merger, the consideration paid and the estimated fair value of identifiable assets and liabilities assumed as of the date of the Merger are summarized in the following table:

(dollars in thousands)
Consideration paid:
Common stock issued (1,274,197 shares) at a fair value per share of $17.12 per share.	$21,814
Cash for common stock exchanged	18,944
Cash in lieu of fractional shares	1
40,759
Assets acquired:
Cash and due from banks	47,901
Investments available for sale	42,164
Loans	160,157
Premises and equipment	6,902
Deferred taxes	3,921
Bank-owned life insurance	4,316
Core deposit intangible	822
Other assets	5,802
Total assets	271,985

Liabilities assumed:
Deposits	172,243
FHLB advances short-term	7,000
FHLB advances long -term	50,232
Other liabilities	8,914
Total liabilities	238,389
Net assets acquired	33,596
Goodwill resulting from the acquisition	$7,163

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of the date of acquisition of Polonia Bancorp. Core deposit intangibles will be amortized over a 10 years using an accelerated method. Goodwill will not be amortized, but instead will be evaluated for impairment.

(dollars in thousands, except per share data)
Purchase Consideration

Polonia Common Stock:
Total Shares of Common Stock Outstanding	3,416,311
Common Stock Issued Cap	1,708,155
Shares Redeemed for Cash Cap	1,708,156

Prudential Common Stock Issued (conversion rate 0.7460)	1,274,197
Prudential Closing Price at December 31, 2016	$17.12

Cash-out rate paid per share for Polonia Common Stock	$11.09

Purchase consideration assigned to Polonia shares exchanged for Prudential Common Stock	$21,814
Cash Paid to Polonia for Polonia shares	$18,943
Cash Paid for fractional shares	$1
$40,758

Net Assets Acquired

Polonia stockholders' equity	35,412
Core deposit intangible assets	822
Estimated adjustments to reflect assets acquired at fair value:
Investment securities	(781)
Portfolio loans	(4,643)
Allowance for loan and lease losses	1,002
Premises	3,049
Other Assets	(74)
Deferred Taxes	934
Total fair value adjustment to assets acquired	309
Estimated adjustments to reflect liabilities assumed at fair value:
Time deposits	894
Borrowings	1,232
Total fair value adjustment to liabilities assumed	2,126
Total net assets acquired	33,595
Goodwill resulting from merger	7,163

Pro Forma Income Statements

The following pro forma income statements for the three and six months ended March 31, 2017 and 2016 presents pro forma results of operations of the combined institution (Polonia Bancorp and the Company) had the merger occurred on January 1, 2017 and 2016. The pro forma income statement adjustments are limited to the effects of fair value mark amortization and accretion and intangible asset amortization. No cost savings or additional merger expenses have been included in the pro forma results of operations for the three and six months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2017	2016
Net interest income	5,299	5,534
Provision for loan and leases losses	2,365	75
Net interest income after provision for loan and lease losses	2,934	5,459
Non-interest income	518	530
Non-interest expenses	6,763	5,137
(Loss) income before income taxes	(3,311)	852
Income tax (benefit) expense	(1,171)	312
Net (loss) income	(2,140)	540
Per share data
Weighed average basic shares outstanding	8,639,908	8,655,077
Dilutive shares	-	270,973
Adjusted weighted-average dilutive shares	8,639,908	8,926,050
Basic (loss) earnings per common share	$0.28	$0.06
Dilutive (loss) earnings per common share	$0.28	$0.06

(a)	Weighted-average basis shares outstanding for both periods reflected are the Company’s weighted-average shares plus the 1,274,197, shares that were issued as consideration for the Merger. The dilutive shares reflect the Company’s estimated diluted shares for the period.

	Six Months Ended
	March 31,
(dollars in thousands, except per share data)	2017	2016
Net interest income	8,947	10,387
Provision for loan and leases losses	2,550	75
Net interest income after provision for loan and lease losses	6,397	10,312
Non-interest income	876	941
Non-interest expenses	9,483	10,403
(Loss) income before income taxes	(2,210)	850
Income tax (benefit) expense	(801)	(29)
Net (loss) income	(1,409)	879
Per share data
Weighed average basic shares outstanding	9,253,738	8,655,077
Dilutive shares	-	246,791
Adjusted weighted-average dilutive shares	9,253,738	8,901,868
Basic (loss) earnings per common share	$(0.28)	$0.10
Dilutive (loss) earnings per common share	$(0.28)	$0.10

(a)	Weighted-average basis shares outstanding for both periods reflected are the Company’s weighted-average shares plus the 1,274,197, shares that were issued as consideration for the Merger. The dilutive shares reflect the Company’s estimated diluted shares for the period

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2016 (the “Form 10-K”).

Overview. Prudential Bancorp, Inc. (the “Company”) was formed by Prudential Bancorp, Inc. of Pennsylvania to become the successor holding company for Prudential Bank (the “Bank”) as a result of the second-step conversion of the Bank completed in October 2013. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, non-interest income (which includes impairment charges) and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy expense, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking and Securities (the “Department”). The Bank’s main office is in Philadelphia, Pennsylvania (which includes a branch), with ten additional financial centers located in Philadelphia, Montgomery and Delaware Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In November 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank. In March 2006, all mortgage-backed securities then owned by the Company’s predecessor were transferred to PSB Delaware, Inc. PSB Delaware, Inc.’s activities are included as part of the consolidated financial statements.

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our unaudited consolidated financial statements included in Item 1 hereof as well as in Note 2 to our audited consolidated financial statements included in the Form 10-K. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as well as contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods. Effective January 1, 2017, the Company completed its acquisition of Polonia Bancorp, Inc. (“Polonia Bancorp”) and its wholly owned subsidiary, Polonia Bank, pursuant to the terms of an Agreement and Plan of Merger dated June 2, 2016.

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

In determining the allowance for loan losses, management has established a general pooled allowance. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (the general pooled allowance) and those for criticized and classified loans. The amount of the specific allowance is determined through an individual loan analysis of certain large dollar commercial real estate loans, construction and land development loans and multi-family loans. Under most circumstances, if a specific impairment is warranted then that portion of the loan will be immediately charged-off. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historical loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios and external factors. Estimates are periodically measured against actual loss experience.

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

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no securities with a Level 3 classification as of March 31, 2017 or September 30, 2016.

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

In addition, certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned, both available-for-sale (“AFS”) and held-to-maturity (“HTM”), at fair value on a recurring basis.

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

Forward-looking Statements. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, expectations or predictions of future financial or business performance, conditions relating to the Company or other effects of the merger of the Company and Polonia Bancorp. These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.

In addition to factors previously disclosed in the reports filed by the Company with the Securities and Exchange commission (“SEC”) and those identified elsewhere in this Form 10-Q, the following factors, among others, could cause actual results to differ materially from forward looking statements or historical performance: difficulties and delays in integrating the Polonia Bancorp business or fully realizing anticipated cost savings and other benefits of the merger; business disruptions following the merger; the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; general economic conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies, rates and regulations of federal, state and local tax authorities; changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan, investment and mortgage-backed securities portfolios; changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees; and the success of the Company at managing the risks involved in the foregoing.

The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company to reflect events or circumstances occurring after the date of this Form 10-Q.

For a complete discussion of the assumptions, risks and uncertainties related to our business, readers are encouraged to review the Company’s filings with the SEC, including the “Risk Factors” section in the Company’s Form 10-K, as supplemented by its quarterly or other reports subsequently filed with the SEC.

Market Overview. Although the economy slowly improved during calendar 2016 and in the first quarter calendar 2017, we still view the current environment as challenging. During 2017, the stock market has reached record highs, along with an increase in demand for commercial real estate. Since December 2015, the Federal Reserve Bank increased the discount rate 25 basis points on two occasions. The prime rate used by most banks was impacted by a similar increase during that time frame.

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

The following discussion provides further details on the financial condition of the Company at March 31, 2017 and September 30, 2016, and the results of operations for the three and six months ended March 31, 2017 and 2016.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2017 AND SEPTEMBER 30, 2016

At March 31, 2017, the Company had total assets of $844.2 million, as compared to $559.5 million at September 30, 2016, an increase of $284.8 million or 50.9%. The substantial majority of the growth was attributed to the acquisition of Polonia Bancorp, and its wholly owned subsidiary, Polonia Bank, which was effective as of January 1, 2017. In addition to the acquisition, the Company experienced growth in the balance of loans receivable of $13.3 million or 3.9% when comparing it to the $344.9 million balance of net loans as of September 30, 2016. In addition, as a result of the Polonia Bancorp acquisition, the Company recorded $8.0 million of goodwill and intangible assets during the quarter ended March 31, 2017.

Total liabilities increased by $268.0 million to $713.5 million at March 31, 2017 from $445.5 million at September 30, 2016. As with the asset growth, the bulk of the liability growth was the result of the acquisition of Polonia Bancorp. Along with the acquisition, the Company experienced growth in deposits by $34.6 million or 8.9% when comparing it to the $389.2 million deposit balance as of September 30, 2016.

Total stockholders’ equity increased by $16.8 million to $130.8 million at March 31, 2017 from $114.0 million at September 30, 2016. This increase was primarily due to the issuance of 1,274,197 shares of common stock to the stockholders of Polonia Bancorp as the stock portion of the merger consideration for the acquisition (the merger consideration consisted of 50% stock and 50% cash). Another item that impacted stockholders’ equity was the termination of the Bank’s employee stock ownership plan (“ESOP”) as of December 31, 2016. A portion of the shares of common stock held in the ESOP’s suspense account was used to satisfy the ESOP’s indebtedness due the Company that was incurred by the ESOP to purchase shares in connection with the Bank’s mutual holding company reorganization in 2005 and its second-step conversion in 2013. In addition, stockholders’ equity was affected by a $2.1 million decline in the fair value of the Company’s available-for-sale portfolio and the net loss for the first six months of fiscal 2017.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2017 AND 2016

Net income. The Company reported a net loss of $2.1 million, or ($0.27) per basic and diluted share, for the quarter ended March 31, 2017 as compared to net income of $548,000, or $0.08 and $0.07 per basic and diluted share, respectively, for the same quarter in fiscal 2016. The loss in the current period reflected the effects of a one-time $2.7 million expense charge related to the Polonia Bancorp acquisition completed on January 1, 2017 as well as a $1.9 million non-cash charge-off associated with a large lending relationship (further discussion below). For the six months ended March 31, 2017, the Company recognized a net loss of $1.4 million, or ($0.18) per basic and diluted share, as compared to net income of $961,000, or $0.13 and $0.12 per basic and diluted shares, respectively, for the same period in fiscal 2016.

Net interest income. For the three months ended March 31, 2017, net interest income increased to $5.3 million as compared to $3.5 million for the same period in fiscal 2016. The increase reflected a $2.3 million, or 52.8%, increase in interest income, partially offset by an increase of $523,000, or 61.0%, in interest paid on deposits and borrowings. For the six months ended March 31, 2017, net interest income increased to $8.9 million as compared to $6.8 million for the same period in fiscal 2016. The increase reflected a $2.8 million, or 32.7%, increase in interest income, partially offset by an increase of $580,000, or 35.2%, in interest paid on deposits and borrowings. The increase in interest income in both periods in 2017 was primarily due to the increase in the weighted average balance of earning assets primarily reflecting the addition of earning assets and costing liabilities acquired January 1, 2017 upon completion of the Polonia Bancorp acquisition.

For the three and six months ended March 31, 2017, the net interest margin was 2.76% and 2.73%, respectively, compared to 2.73% and 2.73% for the same periods in fiscal 2016, respectively. The margin improvement in the second quarter of fiscal 2017 reflected in large part the increase in the weighted average balances noted above as well, to a lesser degree, the increase in the weighted average yield on earning assets which reflected the effects of purchase accounting fair value adjustments on the assets acquired and liabilities assumed from Polonia Bancorp.

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

	Three Months
	Ended March 31,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$125,568	$759	2.45%	$60,871	$415	2.73%
Mortgage-backed securities	109,393	806	2.99	120,971	777	2.58
Loans receivable(2)	511,022	5,090	4.04	322,133	3,166	3.94
Other interest-earning assets	31,836	16	0.20	7,290	8	0.44
Total interest-earning assets	777,819	6,671	3.48	511,265	4,366	3.43
Cash and non interest-bearing balances	3,194			1,912
Other non interest-earning assets	52,208			19,009
Total assets	$833,221			$532,186
Interest-bearing liabilities:
Savings accounts	$106,950	12	0.04	$72,333	22	0.12
Money market deposit and NOW accounts	153,524	93	0.24	94,716	46	0.19
Certificates of deposit	303,940	888	1.18	213,597	674	1.27
Total deposits	564,414	993	0.71	380,646	742	0.78
Advances from Federal Home Loan Bank	116,572	377	1.31	32,287	106	1.32
Advances from borrowers for taxes and insurance	2,508	2	0.32	1,998	1	0.20
Total interest-bearing liabilities	683,494	1,372	0.81	414,931	849	0.82
Non interest-bearing liabilities:
Non interest-bearing demand accounts	10,187			2,721
Other liabilities	7,610			427
Total liabilities	701,291			418,079
Stockholders' equity	131,930			114,107
Total liabilities and stockholders' equity	$833,221			$532,186
Net interest-earning assets	$94,325			$96,334
Net interest income; interest rate spread		$5,299	2.67%		$3,517	2.52%
Net interest margin(3)			2.76%			2.73%

Average interest-earning assets to average interest-bearing liabilities		113.80%			123.22%

	Six Months
	Ended March 31,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$97,487	$1,320	2.72%	$64,973	$855	2.62%
Mortgage-backed securities	110,694	1,377	2.49	101,962	1,328	2.60
Loans receivable(2)	428,624	8,415	3.94	318,570	6,226	3.90
Other interest-earning assets	21,620	64	0.59	9,547	13	0.27
Total interest-earning assets	658,425	11,176	3.40	495,052	8,422	3.39
Cash and non interest-bearing balances	2,375			1,940
Other non interest-earning assets	32,926			19,420
Total assets	$693,726			$516,412
Interest-bearing liabilities:
Savings accounts	$89,394	30	0.07	$72,665	47	0.13
Money market deposit and NOW accounts	122,206	126	0.21	93,339	96	0.21
Certificates of deposit	262,450	1,529	1.17	203,440	1,350	1.32
Total deposits	474,050	1,685	0.71	369,444	1,493	0.81
Advances from Federal Home Loan Bank	83,413	542	1.30	23,306	154	1.32
Advances from borrowers for taxes and insurance	2,284	2	0.18	1,892	2	0.21
Total interest-bearing liabilities	559,747	2,229	0.80	394,642	1,649	0.83
Non interest-bearing liabilities:
Non interest-bearing demand accounts	6,913			2,689
Other liabilities	4,344			3,219
Total liabilities	571,004			400,550
Stockholders' equity	122,722			115,861
Total liabilities and stockholders' equity	$693,726			$516,411
Net interest-earning assets	$98,678			$100,410
Net interest income; interest rate spread		$8,947	2.60%		$6,773	2.56%
Net interest margin(3)			2.73%			2.73%

Average interest-earning assets to average interest-bearing liabilities		117.63%			125.44%

(1)	Yields and rates for the three month periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for loan losses. The Company recorded a provision for loan losses in the amount of $2.4 million and $2.6 million for the three and six months ended March 31, 2017, respectively, primarily due a $1.9 million charge-off related to a project of a borrower who planned to develop 169 residential units. As discussed below, the Bank and the borrower are in litigation and no resolution of the situation has been arrived at as of the date hereof. In light of the litigation status and the status of construction of the project, the Company determined it was prudent to have all of the borrower’s collateral pledged for the borrowing relationship re-appraised, specifically evaluating the fair value collateral of the loans related to the project on a “liquidation value” basis and not on a “performing project value” basis that has been previously used. Based on the new appraisals and the uncertainty the development of the project will recommence in the near future, the Company recorded a $1.9 million non-cash charge-off. The remaining portion of the provision recorded was related to an increase in the outstanding loans balance. The loans acquired from Polonia Bancorp did not have any impact on the allowance for loan and lease losses, because they were transferred at their fair value.

The Company’s largest lending relationship is a $12.1 million participation interest in loan secured by a 316 unit apartment complex located in New Jersey which is performing in accordance with its terms. The second largest lending relationship consists of nine loans aggregating $10.6 million, all of which were classified as non-performing due to concerns with projected cash flows available to fund the borrower’s future obligations. The primary project of the borrower is the 169 residential lot development referenced above. During the second quarter of fiscal 2017 the Company recorded a $1.9 million charge-off as a result of litigation between the Bank and the borrower. In light of the litigation status and the status of construction of the project, the Company determined it was prudent to have all of the borrower’s collateral pledged for the borrowing relationship re-appraised, specifically evaluating the fair value collateral of the loans related to the project on a “liquidation value” basis and not on a “performing project value” basis that has been previously used. Based on the new appraisals and the uncertainty the development of the project will recommence in the near future, the Company recorded a $1.9 million non-cash charge-off. The remaining portion of the provision recorded was related to an increase in the outstanding loans balance.

The allowance for loan losses totaled $3.9 million, or 0.74% of total loans and 23.7% of total non-performing loans at March 31, 2017 as compared to $3.3 million, or 0.94% of total loans and 20.6% of total non-performing loans at September 30, 2016. The Company believes that the allowance for loan losses at March 31, 2017 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

The Company’s methodology for assessing the adequacy of the allowance establishes both specific and general pooled allocations of the allowance.  Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system.  The resulting determinations are reviewed and approved by senior management.

At March 31, 2017, the Company’s non-performing assets totaled $16.6 million or 2.0% of total assets as compared to $16.5 million or 2.8% of total assets at September 30, 2016. Non-performing assets at March 31, 2017 included five construction loans aggregating $8.7 million, 34 one-to-four family residential loans aggregating $4.5 million, one single-family residential investment property loan totaling $1.4 million and four commercial real estate loans aggregating $1.5 million. Non-performing assets also included at March 31, 2017 one real estate owned property consisting of a single-family residential property with a carrying value of $192,000. At March 31, 2017, the Company had ten loans aggregating $6.9 million that were classified as troubled debt restructurings (“TDRs”). Three of such loans aggregating $4.9 million were designated non-performing as of March 31, 2017; one of such loans in the amount of $1.4 million has continued to make payments in accordance with the restructured terms, but management still has concerns over the borrower’s ability to make future payments and thereby has not upgraded the loan to performing status. The remaining two TDRs classified non-accrual totaling $3.5 million are a part of one of the Bank’s largest borrowing relationships discussed above. The primary project of the borrower is the subject of litigation between the Bank and the borrower and as a result, the project is currently not proceeding. As a result, the Company charged-off a portion of the outstanding loan balance as discussed above. The remaining seven TDRs have performed in accordance with the terms of their revised agreements and have been placed on accruing status. As of March 31, 2017, the Company had reviewed $16.9 million of loans for possible impairment of which $11.5 million was deemed classified as substandard compared to $19.4 million reviewed for possible impairment and $14.6 million of which was classified substandard as of September 30, 2016.

At March 31, 2017, the Company had $1.4 million of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of 10 one-to-four family residential loans totaling $1.0 million, one commercial real estate loan in the amount of $260,000, one lease in the amount of $89,000 and on credit card in the amount of $6,000.

At March 31, 2017, we also had a total of ten loans aggregating $3.1 million that had been designated “special mention”. These loans consist of three one-to-four family residential loans totaling $1.7 million and six commercial real estate loans totaling $1.4 million. At September 30, 2016, we had a total of five loans aggregating $2.6 million designated as “special mention”, consisting of three one-to-four family residential loans totaling $1.7 million and two commercial real estate loans totaling $943,000.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal and/or interest and real estate owned) as of March 31, 2017 and September 30, 2016. At neither date did the Company have any accruing loans 90 days or more past due that were accruing.

	March 31, 2017	September 30, 2016
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$6,378	$4,244
Commercial real estate	1,346	1,346
Construction and land development	8,695	10,288
Total non-accruing loans	16,419	15,878
Real estate owned, net: (1)	192	581
Total non-performing assets	$16,611	$16,459

Total non-performing loans as a percentage of loans, net	3.15%	4.56%
Total non-performing loans as a percentage of total assets	1.94%	2.84%
Total non-performing assets as a percentage of total assets	1.97%	2.94%

(1)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Non-interest income. Non-interest income amounted to $518,000 and $876,000 for the three and six month periods ended March 31, 2017, compared to $209,000 and $483,000, respectively, for the comparable periods in fiscal 2016. The increase experienced in both of the 2017 periods was primarily attributable to the acquisition of Polonia Bancorp along with an increased return on bank owned life insurance (“BOLI”) as a result of an additional $10.0 million of BOLI purchased in the quarter ended December 31, 2016.

Non-interest expense. For the three and six month periods ended March 31, 2017, non-interest expense increased $4.0 million or 141.9% and $3.8 million or 66.6%, respectively, compared to the same periods in the prior fiscal year. The primary reasons for the increases for the three and six month periods ended March 31, 2017 were the one-time merger related charge of approximately $2.7 million, pre-tax, combined with additional operating expenses resulting from the Polonia Bancorp acquisition which added five additional branch offices to our branch network as well as additional personnel.

Income tax expense. For the three month period ended March 31, 2017, the Company recorded a tax benefit of $1.2 million, compared to a $307,000 tax expense for the same period in fiscal 2016. For the six month period ended March 31, 2017, the Company recorded income tax benefit of $801,000 as compared to tax expense of $528,000 for the same period in fiscal 2016. The Company’s tax obligation for both the three and six month periods in fiscal 2017 was greatly reduced due to the one-time expenses recorded during the three months ended March 31, 2017. Of the $2.7 million in merger-related expenses incurred in connection with the Polonia Bancorp acquisition, $1.9 million was deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-earning assets that provide additional liquidity. At March 31, 2017, our cash and cash equivalents amounted to $13.1 million. In addition, our available-for-sale investment securities amounted to an aggregate of $190.1 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2017, the Company had $13.9 million in outstanding commitments to originate fixed loans, not including loans in process. The Company also had commitments under unused lines of credit of $7.2 million and letters of credit outstanding of $1.5 million at March 31, 2017. Certificates of deposit as of March 31, 2017 that are maturing in one year or less totaled $145.0 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances. At March 31, 2017, we had $106.1 million in outstanding FHLB advances and had the ability to obtain an additional $179.7 million in FHLB advances. Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of March 31, 2017 and September 30, 2016 and compares them to current regulatory guidelines. The Company is not subject to capital ratios imposed by Basel III on bank holding companies because the Company is deemed to be a small bank holding company.

				To Be
				Well Capitalized
		Required for		Under Prompt
		Capital Adequacy		Corrective Action
	Actual Ratio	Purposes		Provisions

March 31, 2017:
Tier 1 capital (to average assets)
The Company	15.70%	N/A		N/A
The Bank	14.30%	4.0%		5.0%

Tier 1 common (to risk-weighted assets)
The Company	25.10%	N/A		N/A
The Bank	22.85%	5.1	% (a)	6.5%

Tier 1 capital (to risk-weighted assets)
The Company	25.10%	N/A		N/A
The Bank	22.85%	6.6	% (a)	8.0%

Total capital (to risk-weighted assets)
The Company	25.94%	N/A		N/A
The Bank	23.69%	8.6	% (a)	10.0%

September 30, 2016:
Tier 1 capital (to average assets)
Company	20.41%	N/A		N/A
Bank	18.15%	4.0%		5.0%

Tier 1 common (to risk-weighted assets)
The Company	38.57%	N/A		N/A
The Bank	34.36%	4.5%		6.5%

Tier 1 capital (to risk-weighted assets)
Company	38.57%	N/A		N/A
Bank	34.36%	4.0%		6.0%

Total capital (to risk-weighted assets)
Company	39.70%	N/A		N/A
Bank	35.49%	8.0%		10.0%

(a)	Includes intial phase-in of capital conservation buffer.

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

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset/Liability Committee which is comprised of our Chief Operating Officer, Chief Financial Officer, Chief Lending Officer, Chief Credit Officer, Chief Risk Officer and Controller. The Asset/Liability Committee meets on a regular basis and is responsible for reviewing our asset/liability policies and interest rate risk position. Both the extent and direction of shifts in interest rates are uncertainties that could have a negative impact on future earnings.

In recent years, as a part of our asset/liability management strategy we primarily have reduced our investment in longer term fixed-rate callable agency bonds, increased our origination of hybrid adjustable-rate single-family residential mortgage loans and increased our portfolio of step-up callable agency bonds and agency issued collaterized mortgage-backed securities (“CMOs”) with short effective lives. In addition, we implemented two interest rate swaps to reduce our funding costs for a five-year period. However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a low interest rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision in prior periods to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2017, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2017, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 5.3% to 31.6%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.5% to 17.9%. For savings accounts, checking accounts and money markets, the decay rates vary on an annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$9,288	$15,228	$36,017	$33,310	$148,764	$242,607
Loans receivable(3)	62,193	63,816	141,248	84,997	169,631	521,885
Other interest-earning assets(4)	16,170	498	-	1,355	-	18,023
Total interest-earning assets	$87,651	$79,542	$177,265	$119,662	$318,395	$782,515

Interest-bearing liabilities:
Savings accounts	$1,813	$5,614	$9,296	$8,946	$81,666	$107,335
Money market deposit and NOW accounts	5,062	15,185	25,109	20,314	76,200	141,870
Certificates of deposit	58,662	118,528	118,035	41,408	-	336,633
Advances from FHLB	7,896	25,042	38,875	34,244	-	106,057
Advances from borrowers for taxes and insurance	2,789	-	-	-	-	2,789
Total interest-bearing liabilities	$76,222	$164,369	$191,315	$104,912	$157,866	$694,684

Interest-earning assets less interest-bearing liabilities	$11,429	($84,827)	($14,050)	$14,750	$160,529	$87,831

Cumulative interest-rate sensitivity gap (5)	$11,429	($73,398)	($87,448)	($72,698)	$87,831

Cumulative interest-rate gap as a percentage of total assets at March 31, 2017	1.35%	-8.69%	-10.36%	-8.61%	10.40%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at March 31, 2017	114.99%	69.49%	79.75%	86.46%	112.64%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, investment securities are reflected at amortized cost.

(3)	For purposes of the gap analysis, loans receivable includes non-performing loans and is gross of the allowance for loan losses and unamortized deferred loan fees, but net of the undisbursed portion of loans-in-process.

(4)	Includes FHLB stock.

(5)	Cumulative interest-rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of March 31, 2017 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)

300	$172,687	$7,845	4.76%	14.65%	(4.87)%
200	170,300	5,458	3.31%	16.28%	(3.24)%
100	173,890	9,048	5.49%	17.97%	(1.55)%
Static	164,842	-	-	19.52%	-
(100)	145,343	(19,499)	(11.83)%	19.96%	0.44%
(200)	126,047	(38,795)	(23.53)%	19.26%	(0.26)%
(300)	108,714	(56,128)	(34.05)%	19.23%	(0.29)%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2017, there had not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016, set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation –Exposure to Changes in Interest Rates.”

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

PART II

Item 1. Legal Proceedings

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, on March 31, 2016, Island View Properties, Inc., trading as Island View Crossing II, LP, and Renato J. Gualtieri (collectively, the “Gualtieri Parties”) filed suit (the “Litigation”) in the Court of Common Pleas, Philadelphia, Pennsylvania (the “Court”), against the Bank seeking damages in an amount in excess of $27.0 million. The lawsuit asserts allegations related to a loan granted by the Bank to the Gualtieri Parties to develop a 169-unit townhouse and condominium project located in Bristol Borough in Bucks County, Pennsylvania (the “Project”).

In May 2016, the Bank filed a motion with the court seeking to dismiss the majority of claims asserted in the Litigation.  In August 2016, the Court dismissed a majority of the Gualtieri Parties’ claims. The Bank has also counterclaimed against the Gualtieri Parties for failure to satisfy the loans extended thereto and for failure to complete the Project. In February 2017, the Court stayed the Litigation pending possible resolution of the Litigation. No resolution was obtained and the stay has expired. Discovery commenced between the Bank and Gualtieri Parties. As the case is in its early stages, no prediction can be made as to the outcome thereof. However, the Bank believes that it has meritorious defenses to the remaining claims under the Litigation and it intends to vigorously defend the case. The Litigation is currently scheduled to proceed to trial in October 2017.

In the interim since commencement of the Litigation, the Bank has filed Complaints for Confession against the Gualtieri Parties based on the claimed defaults under the nine loans issued by the Bank. These actions have been stayed pending the resolution of the Litigation. The Bank has also filed foreclosure actions with regard to the commercial properties collateralizing the loans issued to the Gualtieri Parties.

As previously disclosed, two putative shareholder derivative and class action lawsuits, Parshall v. Eugene Andruczyk et al. (“Parshall Lawsuit”) and Baron v. Eugene Andruczyk et al., consolidated as Parshall v. Eugene Andruczyk et al., were filed in the Circuit Court for Montgomery County, Maryland (the “Maryland Court”) on July 21, 2016 and August 29, 2016, respectively (both lawsuits are collectively referred to as the “Lawsuit”). The Lawsuit named as defendants (the “Defendants”) the directors of Polonia Bancorp and Polonia Bancorp and the Parshall Lawsuit also named the Company as a defendant. The Lawsuit alleges a breach of fiduciary duty by the Polonia Bancorp directors and Polonia Bancorp by approving the Agreement and Plan of Merger by and between the Company and Polonia Bancorp dated as of June 2, 2016 (the “Merger Agreement”) pursuant to which Polonia Bancorp will merge with and into the Company (the “Merger”) for (i) inadequate merger consideration and (ii) the inclusion of preclusive deal protection measures in the Merger Agreement. The Parshall Lawsuit also alleges that the Company aided and abetted the alleged breaches of fiduciary duty. The relief sought includes preliminary and permanent injunction against the consummation of the Merger, rescission or rescissory damages if the Merger is completed, costs and attorney’s fees.

Although the Company believed the claims were without merit, to avoid a potential delay of the Merger, on October 6, 2016, the Company and Polonia reached an agreement with the plaintiffs in the Lawsuit (“Plaintiffs”) providing for a non-monetary settlement of the Lawsuit that required the Company and Polonia to issue certain disclosures and waive certain standstill provisions related to the Merger Agreement which they did. The terms of the settlement are set forth in a Memorandum of Understanding (the “MOU”).  The settlement is subject to Maryland Court approval.  The Plaintiffs sought attorneys’ fees and expenses in connection with the Lawsuit as set forth in the MOU. Subsequent to entry into the MOU, the parties reached an agreement to pay Plaintiffs’ counsel fees and expenses in the total amount of $325,000.  Polonia Bancorp’s insurer prior to the Merger advised the Company that it would cover approximately $260,000 of the $325,000 of fees and expenses to be paid to Plaintiffs’ counsel under the terms of the settlement.

The Merger was completed effective as of January 1, 2017.

On January 13, 2017, the Maryland Court entered an Order preliminarily approving the settlement.  As per the settlement and the Maryland Court’s Order, on January 26, 2017, Polonia Bancorp / Prudential, through a third-party administrator, mailed notice of the settlement to all record and beneficial holders of shares of common stock of Polonia Bancorp (excluding Defendants and members of the immediate families of the individual Defendants) who held such stock at any time during the period beginning on and including June 2, 2016 (the date of the Merger Agreement) through October 25, 2016 (the date the shareholders of Polonia Bancorp approved the Merger).

Although it is expected the settlement will receive final approval of the Maryland Court, no assurances can be provided when or if the settlement will receive final approval. A settlement hearing was held on March 31, 2017.

The Bank, as the successor to Polonia Bank, has been cooperating with the Department of Housing and Urban Development (“HUD”) which has been reviewing Polonia Bank’s participation in the Federal Housing Administration (“FHA”) loan program. In 2015, Polonia Bank exited this line of business. As a result of the Bank’s cooperation, effective as of April 24, 2017, the Bank entered, without admitting liability, into a Settlement Agreement with HUD (the “HUD Settlement”) in order to avoid the expense of potential litigation. As part of the HUD Settlement, the Bank agreed to pay approximately $417,000 to HUD consisting of (i) $346,000 in civil money penalties for alleged failures to comply with applicable HUD/ FHA rules and (ii) $71,000 to cover losses on one loan for which HUD had paid an insurance claim. These amounts are within the amount that Polonia Bank had included in its reserves for this matter prior to the completion of its acquisition by the Bank. The Bank has also agreed to indemnify HUD for any losses related to an additional 30 loans which have not been the subject of mortgage insurance claims. This settlement did not have a material impact on the Company’s financial condition or results of operations.

In addition to the lawsuits noted above, the Company is involved in various other legal actions arising in the ordinary course of its business. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016, as such factors could materially affect the Company’s business, financial condition, or future results of operations. As of March 31, 2017, no material changes have occurred to the risk factors of the Company as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The risks described in the 2016 Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial conditions, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) Not applicable

(c) The Company currently has a board approved stock repurchase plan in operation but did not have repurchases of equity shares for the quarter ended March 31, 2017 pursuant to the plan, due to the current market conditions. The Company’s common stock is publicly trading at levels in excess of the limitation set forth in the Board approved plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Purchased Under Plans or Programs (1)
January 1 - 31, 2017	303,756	$17.13	-	188,159
February 1 - 28, 2017	42,791	$17.56	-	188,159
March 1 - 31, 2017	-	$-	-	188,159
	346,550	$17.18

(1) On July 15, 2015, the Company announced that the Board of Directors had approved a second stock repurchase program authorizing the Company to repurchase up 850,000 shares of common stock, approximately 10% of the Company's then outstanding shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description

10.1	Retirement and Consulting Agreement by and between Prudential Bancorp, Inc., Prudential Bank and Jerome R. Balka dated as of March 1, 2017.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to the quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL BANCORP, INC.

Date:	May 10, 2017	By:	/s/ Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Date:	May 10, 2017	By:	/s/ Jack E. Rothkopf
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer and Treasurer