Form 10-Q/A
period 2017-03-31
PRUDENTIAL BANCORP, INC.
filed 2017-05-12
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) of Prudential Bancorp, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, originally filed with the Securities and Exchange Commission on May 10, 2017 (the “Original Report”). This Amendment is being filed solely to correct a typographical error in the Consolidated Statements of Cash Flows included in the Original Report with respect to the amount of net cash used in investing activities for the six months ended March 31, 2017. The amount reflected in Original Report was $32,128,000; the correct amount is $(32,128,000).

As required by Rule 12b-15 under Securities Exchange Act of 1934, as amended, Item 1 of Part I of the Original Report is hereby amended and restated in its entirety. In addition, the Exhibit Index in Item 6 of Part II of the Original Report is hereby amended to include currently dated certificates of the Company’s principal executive officer and principal financial officer as exhibits to this Amendment No. 1. Because this Amendment includes financial statements, the certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are included.

This Amendment No. 1 speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Report. Except as described above, no other changes have been made to the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the date of the Original Report.

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

See Notes To Unaudited Consolidated Financial Statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2017	2016
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(1,409)	$961
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	241	158
Net amortization of premiums/discounts	510	66
Provision for loan losses	2,550	75
Net amortization of deferred loan fees and costs	165	106
Share-based compensation expense for stock options and awards	139	379
Income from bank owned life insurance	(277)	(168)
Gain from sale of loans held for sale	(44)	(2)
Gain on sale of other real estate owned	(60)	(58)
Originations of loans held for sale	(2,434)	(450)
Proceeds from sale of loans held for sale	2,478	452
Compensation expense of ESOP	421	265
Deferred income tax (expense) benefit	(629)	131
Changes in assets and liabilities which used cash:
Accrued interest receivable	(698)	(109)
Prepaid expenses and other assets	4,281	(497)
Accrued interest payable	(613)	(748)
Accounts payable and accrued expenses	(2,686)	(383)
Net cash provided by operating activities	1,935	178
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(55,673)	(46,828)
Purchase of corporate bonds available for sale	(11,714)	(19,421)
Purchase of municipal bonds held to maturity	(18,847)	-
Loans originated	(104,878)	(29,146)
Principal collected on loans	85,384	19,416
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	578	21,913
Available-for-sale	11,504	1,546
Proceeds from the sale of Polonia Bancorp’s investment portfolio acquired	42,164	-
Redemption of FHLB Stock	163	-
Purchase of FHLB stock	-	(1,482)
Proceeds from sale of real estate owned	449	927
Acquisition, net of cash	28,956	-
Purchase of BOLI	(10,000)	-
Purchases of equipment	(214)	(161)
Net cash used in investing activities	(32,128)	(53,236)
FINANCING ACTIVITIES:
Net decrease increase in demand deposits, NOW accounts, and savings accounts	(4,009)	(2,788)
Net increase in certificates of deposit	37,675	21,784
Proceeds from FHLB advances	-	38,000
Repayment of FHLB advances	(1,813)	(941)
Increase in advances from borrowers for taxes and insurance	1,041	107
Cash dividends paid	(495)	(452)
Release unallocated shares from ESOP Plan	4,550	-
Repayment of remaining principal balance of ESOP Loan	(733)	-
Purchase of treasury stock	(5,531)	(6,705)
Tax benefit related to stock compensation plans	127	111
Net cash provided by financing activities	30,812	49,116

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	618	(3,942)

CASH AND CASH EQUIVALENTS—Beginning of period	12,440	11,272

CASH AND CASH EQUIVALENTS—End of period	$13,058	$7,330
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal Home Loan Bank	2,842	2,397
Income taxes paid	980	350
Acquisition of noncash assets and liabilities
Assets acquired:
Investment securities	42,164
Loans	160,157
Premises	6,902
Core deposit intangible	822
Other Assets	14,039
Total Assets	224,084
Liabilities assumed:
Deposits	172,243
Advances	57,232
Other liabilities	8,914
Total liabilities assumed	238,389
Net non-cash assets (liabilities) acquired	(14,305)
Cash acquired	47,901

See accompanying notes to the unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

PART II

OTHER INFORMATION

Item 6. Exhibits

The following exhibits are being filed as part of this Amendment:

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

PRUDENTIAL BANCORP, INC.

Date:	May 12 2017	By:	/s/ Jack E. Rothkopf
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer and Treasurer