Form 10-Q
period 2017-06-30
PRUDENTIAL BANCORP, INC.
filed 2017-08-09
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of July 31, 2017, 10,819,006 shares were issued and 9,007,742 were outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	September 30,
	2017	2016
	(Dollars in Thousands, except share data)
ASSETS

Cash and amounts due from depository institutions	$2,182	$1,965
Interest-bearing deposits	20,745	10,475

Total cash and cash equivalents	22,927	12,440

Certificates of deposit	1,853	1,853
Investment and mortgage-backed securities available for sale (amortized cost— June 30, 2017, $184,980; September 30, 2016, $137,222)	183,439	138,694
Investment and mortgage-backed securities held to maturity (fair value— June 30, 2017, $58,570; September 30, 2016, $40,700)	59,654	39,971
Loans receivable—net of allowance for loan losses (June 30, 2017, $4,058; September 30, 2016, $3,269)	544,422	344,948
Accrued interest receivable	3,089	1,928
Real estate owned	192	581
Federal Home Loan Bank stock—at cost	5,767	2,463
Office properties and equipment—net	8,076	1,344
Bank owned life insurance	27,877	13,055
Prepaid expenses and other assets	5,497	2,203
Goodwill	7,163	-
Intangible assets	747	-
TOTAL ASSETS	$870,703	$559,480

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$9,569	$3,804
Interest-bearing	605,277	385,397
Total deposits	614,846	389,201
Advances from Federal Home Loan Bank (short-term)	20,000	20,000
Advances from Federal Home Loan Bank (long-term)	88,078	30,638
Accrued interest payable	1,339	1,403
Advances from borrowers for taxes and insurance	3,982	1,748
Accounts payable and accrued expenses	8,262	2,488

Total liabilities	736,507	445,478

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 10,819,006 and 9,544,809 issued and 9,007,742 and 8,045,544 outstanding at June 30, 2017 and September 30, 2016, respectively	108	95
Additional paid-in capital	118,480	95,713
Unearned Employee Stock Ownership Plan (ESOP) shares	-	(4,550)
Treasury stock, at cost: 1,811,264 shares at June 30, 2017 and and 1,499,265 shares at September 30, 2016	(26,692)	(21,098)
Retained earnings	42,987	43,044
Accumulated other comprehensive (loss) income	(687)	798

Total stockholders' equity	134,196	114,002

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$870,703	$559,480

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES UNAUDITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME:
Interest on loans	$5,647	$3,263	$14,062	$9,489
Interest on mortgage-backed securities	802	673	2,179	1,868
Interest and dividends on investments	926	529	2,263	1,517
Interest on interest-bearing assets	55	9	102	22

Total interest income	7,430	4,474	18,606	12,896

INTEREST EXPENSE:
Interest on deposits	1,002	682	2,690	2,177
Interest on advances from Federal Home Loan Bank	375	142	918	296

Total interest expense	1,377	824	3,608	2,473

NET INTEREST INCOME	6,053	3,650	14,998	10,423

PROVISION FOR LOAN LOSSES	30	150	2,580	225

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,023	3,500	12,418	10,198

NON-INTEREST INCOME:
Fees and other service charges	179	142	472	371
Gain on sale of loans, net	3	-	52	2
Gain on the sale of investment securities (AFS)	70	161	70	161
Gain on the sale of OREO	-	-	-	58
Income from bank owned life insurance	229	83	506	251
Other	144	14	400	40

Total non-interest income	625	400	1,500	883

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,884	1,684	5,593	5,071
Data processing	175	112	481	340
Professional services	230	230	1,018	750
Office occupancy	432	246	1,100	753
Director compensation	57	123	218	351
Deposit insurance premium	52	134	93	306
Advertising	92	17	158	55
Communications expense	104	42	211	121
Furniture and fixtures	81	58	252	171
Merger-related expense	-	-	2,663	-
Intangible asset amortization	37	-	75	-
Other	356	169	1,119	589
Total non-interest expense	3,500	2,815	12,981	8,507

INCOME BEFORE INCOME TAXES	3,148	1,085	937	2,574

INCOME TAXES:
Current expense	941	410	769	807
Deferred expense (benefit)	90	(102)	(539)	29

Total income tax expense	1,031	308	230	836

NET INCOME	$2,117	$777	$707	$1,738

BASIC EARNINGS PER SHARE	$0.25	$0.10	$0.08	$0.23

DILUTED EARNINGS PER SHARE	$0.25	$0.10	$0.08	$0.23

DIVIDENDS PER SHARE	$0.03	$0.03	$0.09	$0.09

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(Dollars in Thousands)
Net income	$2,117	$777	$707	$1,738

Unrealized holding gains (losses) on available-for-sale securities	1,120	744	(2,881)	1,897
Tax effect	(381)	(257)	979	(645)
Reclassification adjustment for net security gains realized in net income	(70)	(161)	(70)	(161)
Tax effect	24	55	24	55
Unrealized holding (losses) gains on interest rate swaps	(91)	(351)	701	(351)
Tax effect	31	119	(238)	119

Total other comprehensive income (loss)	633	149	(1,485)	914

Comprehensive income (loss)	$2,750	$926	$(778)	$2,652

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2016	$95	$95,713	$(4,550)	$(21,098)	$43,044	$798	$114,002

Net income					707		707
Other comprehensive loss						(1,485)	(1,485)
Dividends paid ($0.09 per share)					(764)		(764)
Issuance of common stock (1,274,197 shares)	13	21,801					21,814
Purchase of treasury stock (43,698 shares)				(1,058)			(1,058)
Terminate ESOP (303,115 shares)		733	4,456	(5,189)			-
Treasury stock used for Recognition and Retention Plan (34,814 shares)		(653)		653			-
Tax benefit from stock compensation plans		195					195
Stock option expense		349					349
Recognition and Retention Plan expense		284					284
ESOP shares committed to be released (8,879 shares)		58	94				152

BALANCE, June 30, 2017	$108	$118,480	$-	$(26,692)	$42,987	$(687)	$134,196

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Stock	Earnings	Income	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, Octoober 1, 2015	$95	$95,286	$(4,926)	$(14,691)	$41,219	$18	$117,001

Net income					1,738		1,738
Other comprehensive income						914	914
Dividends paid ($0.09 per share)					(694)		(694)
Tax benefit from stock compensation plans		156					156
Purchase of treasury stock (520,546 shares)				(7,824)			(7,824)
Issuance of treasury stock (74,665 shares)				862			862
Treasury stock used for Recognition and Retention Plan (41,800 shares issued)		(640)		640			-
Stock option expense		278					278
Recognition and Retention Plan expense		251					251
ESOP shares committed to be released (26,649 shares)		102	282				384

BALANCE, June 30, 2016	$95	$95,433	$(4,644)	$(21,013)	$42,263	$932	$113,066

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income	$707	$1,738
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	399	242
Net amortization of premiums/discounts	575	11
Provision for loan losses	2,580	225
Net amortization of deferred loan fees and costs	81	172
Share-based compensation expense for stock options and awards	633	529
Income from bank owned life insurance	(506)	(251)
Gain from sale of loans held for sale	(52)	(2)
Gain from sale of investment securities	(70)	(161)
Gain on sale of other real estate owned	(60)	(58)
Originations of loans held for sale	(2,634)	(450)
Proceeds from sale of loans held for sale	2,686	452
Compensation expense of ESOP	139	384
Deferred income tax (expense) benefit	(539)	29
Changes in assets and liabilities which used cash:
Accrued interest receivable	(1,161)	(98)
Prepaid expenses and other assets	4,846	(898)
Accrued interest payable	(64)	(276)
Accounts payable and accrued expenses	(3,140)	420
Net cash provided by operating activities	4,420	2,008
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(56,970)	(67,815)
Purchase of corporate bonds available for sale	(11,714)	(20,466)
Purchase of municipal bonds held to maturity	(18,847)	-
Loans originated	(160,085)	(59,918)
Principal collected on loans	118,107	29,488
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	861	3,748
Available-for-sale	8,131	50,962
Proceeds from the sale of investments and mortgage-backed securities AFS	10,593	25,161
Proceeds from the sale of Polonia Bancorp Inc.'s investment portfolio acquired	42,164	-
Redemption of FHLB Stock	163	-
Purchase of FHLB stock	(67)	(2,018)
Proceeds from sale of real estate owned	449	927
Acquisition, net of cash	28,956	-
Purchase of BOLI	(10,000)	-
Purchases of equipment	(229)	(169)
Net cash used in investing activities	(48,488)	(40,100)
FINANCING ACTIVITIES:
Net decrease increase in demand deposits, NOW accounts, and savings accounts	(12,686)	(4,411)
Net increase in certificates of deposit	66,088	25,977
Proceeds from FHLB advances	9,729	51,999
Repayment of FHLB advances long-term	(9,521)	(1,772)
Increase in advances from borrowers for taxes and insurance	2,234	1,099
Cash dividends paid	(764)	(694)
Release unallocated shares from ESOP Plan	4,550	-
Repayment of remaining principal balance of ESOP Loan	(734)	-
Issuance of treasury stock	-	1,502
Purchase of treasury stock	(4,536)	(8,464)
Tax benefit related to stock compensation plans	195	156
Net cash provided by financing activities	54,555	65,392

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS -continued

	Nine Months Ended June 30.
	2017	2016

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,487	27,300

CASH AND CASH EQUIVALENTS—Beginning of period	12,440	11,272

CASH AND CASH EQUIVALENTS—End of period	$22,927	$38,572
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from FHLB	$2,842	$2,749
Income taxes paid	980	450
SUPPLEMENTAL DISCLOSURES OF NONCASH FLOW
Real estate acquired in settlement of of loans	-	207
Acquisition of noncash assets and liabilities
Assets acquired:
Investment securities	$42,164
Loans	160,157
Premises	6,902
Core deposit intangible	822
Goodwill	7,163
Bank owned life insurance	4,318
Other assets	2,558
Total assets	$224,084
Liabilities assumed:
Deposits	$172,243
Advances	57,232
Other liabilities	8,914
Total liabilities assumed	$238,389
Net non-cash assets (liabilities) acquired	(14,305)
Cash acquired	$47,901

See notes to the unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Prudential Bancorp, Inc. (the “Company”) is a Pennsylvania corporation and the parent holding company for Prudential Bank (the “Bank”). The Company is a registered bank holding company.

The Bank is a community-oriented Pennsylvania-chartered savings bank headquartered in South Philadelphia. The banking office network currently consists of the headquarters and main office (which includes a financial center), administrative office, and 10 full-service financial centers. Nine of the branch offices are located in Philadelphia (Philadelphia County), one is in Drexel Hill, Delaware County, and one is in Huntingdon Valley, Montgomery County (both Pennsylvania counties). The Bank maintains ATMs at all 11 of the banking offices. The Bank also provides on-line and mobile banking services.

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

As of January 1, 2017, the Company completed its acquisition of Polonia Bancorp, Inc. (“Polonia Bancorp”) and Polonia Bank, Polonia’s wholly owned subsidiary. Polonia Bancorp and Polonia Bank were merged with and into the Company and the Bank, respectively.

Basis of presentation – The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three and nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company’s consolidated financial statements are recorded in the allowance for loan losses, goodwill and intangible assets, deferred income taxes, other-than-temporary impairment, and the fair value measurement for financial instruments. Actual results could differ from those estimates.

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

Treasury Stock – Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. During the nine month period ended June 30, 2017, the Company repurchased 303,115 shares of common stock of unallocated shares held in a suspense account by the Bank’s ESOP as collateral with an aggregate value of $5.2 million in order to payoff the associated loans that were terminated as of December 31, 2016 in connection with the termination of the Bank’s ESOP. In addition, 42,791 shares of common stock were purchased in conjunction with the termination of the Polonia Bank ESOP as a result of the acquisition. The remaining shares purchased were related to the Company buying shares for the benefit of the employee stock benefits plans.

FHLB Stock – FHLB stock is classified as a restricted equity security because ownership is restricted and there is not an established market for its resale.  FHLB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration. Management concluded that the FHLB stock was not impaired at June 30, 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The ASU’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This ASU was to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; the effective date was deferred by a year discussed below. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, we do not expect the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company's financial instruments are not within the scope of Topic 606.  However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

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

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815). The amendments in this ASU apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. The standards in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. An entity has an option to apply the amendments in this ASU on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. This ASU is not expected to have a significant impact on the Company’s financial statements.

In October 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

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

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The amendments in this Update clarify what constitutes a financial asset within the scope of Subtopic 610-20. The amendments also clarify that entities should identify each distinct nonfinancial asset or in-substance nonfinancial asset that is promised to a counterparty and to derecognize each asset when the counterparty obtains control. There is also additional guidance provided for partial sales of a nonfinancial asset and when derecognition, and the related gain or loss, should be recognized. The amendments in this Update are effective at the same time as the amendments in Update 2014-09. Therefore, for public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact the adoption of this standard will have on the Company’s financial position or results of operations.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down- round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied either retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective or retrospectively to outstanding financial instruments with a down-round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

2.	EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding, net of any treasury shares, during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, consisting of restricted stock and stock options based upon the treasury stock method using an average market price for the period.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$2,117	$2,117	$777	$777

Weighted average shares outstanding	8,652,699	8,652,699	7,330,386	7,330,386
Effect of common stock equivalents	-	656,370	-	200,986
Adjusted weighted average shares used in earnings per share computation	8,652,699	9,309,069	7,330,386	7,531,372
Earnings per share - basic and diluted	$0.25	$0.25	$0.10	$0.10

	Nine Months Ended June 30,
	2017		2016
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$707	$707	$1,738	$1,738

Weighted average shares outstanding	8,202,850	8,202,850	7,442,956	7,442,956
Effect of common stock equivalents	-	570,792	-	210,125
Adjusted weighted average shares used in earnings per share computation	8,202,850	8,773,642	7,442,956	7,653,081
Earnings per share - basic and diluted	$0.08	$0.08	$0.23	$0.23

All exercisable stock options outstanding as of June 30, 2017 and 2016 had exercise prices below the then current per share market price for the Company’s common stock and were considered dilutive for the earnings per share calculation.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive (loss) income by component, net of tax:

	Three Months Ended June 30,
	2017	2016
	(Dollars in Thousands)
	Unrealized gains (losses)	Unrealized gains (losses)
	on available for sale	on available for sale
	securities and interest	securities and interest
	rate swaps (a)	rate swaps (a)

Beginning Balance	$(1,320)	$783
Unrealized gains on available for sale securities	693	255
Unrealized losses on interest rate swaps	(60)	(106)
Total other comprehensive income	633	149
Ending Balance	$(687)	$932

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the changes in accumulated other comprehensive (loss) income by component, net of tax:

	Nine Months Ended June 30,
	2017	2016
	(Dollars in Thousands)
	Unrealized gains (losses)	Unrealized gains (losses)
	on available for sale	on available for sale
	securities and interest	securities and interest
	rate swaps (a)	rate swaps (a)

Beginning Balance	$798	$18
Unrealized (loss) gains on available for sale securities	(1,948)	1,020
Unrealized gains (losses) on interest rate swaps.	463	(106)
Total other comprehensive income (loss)	(1,485)	914
Ending Balance	$(687)	$932

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

	Three Months Ended June 30,
	2017	2016
	Amount Reclassified	Amount Reclassified
	from Accumulated	from Accumulated	Affected Line Item in
	Other	Other	the Statement Where
	Comprehensive	Comprehensive	Net Income is
Details about other comprehensive income	Income (a)	Income (a)	Presented

Unrealized gains on available for sale securities
	$70	$161	Gain on sale of securities available for sale
	(24)	(55)	Income taxes
	$46	$106	Net of tax

(a) Amounts in parentheses indicate debits to net income

	Nine Months Ended June 30,
	2017	2016
	Amount Reclassified	Amount Reclassified
	from Accumulated	from Accumulated	Affected Line Item in
	Other	Other	the Statement Where
	Comprehensive	Comprehensive	Net Income is
Details about other comprehensive income	Income (a)	Income (a)	Presented

Unrealized gains on available for sale securities
	$70	$161	Gain on sale of securities available for sale
	(24)	(55)	Income taxes
	$46	$106	Net of tax

(a) Amounts in parentheses indicate debits to net income

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$20,989	$-	$(369)	$20,620
Mortgage-backed securities - U.S. government agencies	126,912	152	(1,349)	125,715
Corporate bonds	37,073	271	(299)	37,045
Total debt securities available for sale	184,974	423	(2,017)	183,380

FHLMC preferred stock	6	53	-	59

Total securities available for sale	$184,980	$476	$(2,017)	$183,439

Securities Held to Maturity:
U.S. government and agency obligations	$33,500	$236	$(1,735)	$32,001
Mortgage-backed securities - U.S. government agencies	7,387	347	(29)	7,705
Municipal bonds	18,767	184	(87)	18,864

Total securities held to maturity	$59,654	$767	$(1,851)	$58,570

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$20,988	$36	$-	$21,024
Mortgage-backed securities - U.S. government agencies	90,817	860	(102)	91,575
Corporate bonds	25,411	661	(19)	26,053
Total debt securities available for sale	137,216	1,557	(121)	138,652

FHLMC preferred stock	6	36	-	42

Total securities available for sale	$137,222	$1,593	$(121)	$138,694

Securities Held to Maturity:
U.S. government and agency obligations	$33,499	$399	$(129)	$33,769
Mortgage-backed securities - U.S. government agencies	6,472	459	-	6,931

Total securities held to maturity	$39,971	$858	$(129)	$40,700

The following table shows the gross unrealized losses and related fair values of the Company’s investments and mortgage-backed securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at June 30, 2017:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(369)	$20,620	$-	$-	$(369)	$20,620
Mortgage-backed securities - agency	(1,129)	81,547	(220)	11,013	(1,349)	92,560
Corporate bonds	(299)	15,987	-	-	(299)	15,987

Total securities available for sale	$(1,797)	$118,154	$(220)	$11,013	$(2,017)	$129,167

Securities Held to Maturity:
U.S. government and agency obligations	$(1,735)	$28,765	$-	$-	$(1,735)	$28,765
Mortgage-backed securities - agency	(29)	1,216	-	-	(29)	1,216
Municipal bonds	(87)	5,836	-	-	(87)	5,836

Total securities held to maturity	$(1,851)	$35,817	$-	$-	$(1,851)	$35,817

Total	$(3,648)	$153,971	$(220)	$11,013	$(3,868)	$164,984

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least once each quarter, and more frequently when economic or market concerns warrant such evaluation. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities.  Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of the security has been less than its cost, and the near-term prospects of the issuer.

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

For both the three and nine months ended June 30, 2017 and 2016, the Company did not record any credit losses on investment securities through earnings.

U.S. Government and Agency Obligations - At June 30, 2017, there were 14 securities in a gross unrealized loss position for less than 12 months. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

Mortgage-Backed Securities – At June 30, 2017, there were 35 mortgage-backed securities in a gross unrealized loss position for less than 12 months, while there were nine securities in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

Corporate Bonds – At June 30, 2017, there were 15 securities in a gross unrealized loss for less than 12 months. These securities are backed by publicly traded companies and have an investment grade rating by one or more of the three following rating agencies (S&P, Moody’s or Fitch). As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

Municipal Bonds – At June 30, 2017, there were nine securities in a gross unrealized loss for less than 12 months. These securities are backed by local municipalities/school districts located in the Commonwealth of Pennsylvania and have an investment grade rating from one or more of the three following rating agencies (S&P, Moody’s or Fitch). As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2017.

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

	June 30, 2017
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due after one through five years	$2,867	$2,794	$4,048	$4,066
Due after five through ten years	20,583	20,661	18,748	18,872
Due after ten years	28,817	27,410	35,266	34,727

Total	$52,267	$50,865	$58,062	$57,665

During both the three and nine month periods ended June 30, 2017, the Company sold two mortgage-back securities with an aggregate amortized cost of $5.1 million at an recognized aggregate gain of $18,000 (pre-tax) and a corporate bond with an amortized cost of $5.2 million for a $52,000 (pre-tax) gain. During both three and nine month periods ended June 30, 2016, the Company sold five mortgage-back securities with an aggregate amortized cost of $11.0 million at a recognized aggregate gain of $153,000 (pre-tax). Also, during the same periods the Company had an aggregate of $11.0 million of agency securities called at the stated par value which was higher than the aggregated amortized cost and recorded a gain of $8,000.

During the both three and nine month periods ended June 30, 2017 and 2016, the Company did not pledge any investment securities as collateral for any of its FHLB advances.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30,	September 30,
	2017	2016
	(Dollars in Thousands)
One-to-four family residential	$354,338	$233,531
Multi-family residential	16,913	12,478
Commercial real estate	129,846	79,859
Construction and land development	93,671	21,839
Commercial business	490	99
Leases	4,922	3,286
Consumer	1,995	799

Total loans	602,175	351,891

Undisbursed portion of loans-in-process	(50,792)	(5,371)
Deferred loan fees and (costs)	(2,903)	1,697
Allowance for loan losses	(4,058)	(3,269)

Net loans	$544,422	$344,948

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at June 30, 2017:

	One- to-four family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial Business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,242	158	1,224	1,011	4	27	24	368	4,058
Total ending allowance balance	$1,242	$158	$1,224	$1,011	$4	$27	$24	$368	$4,058

Loans:
Individually evaluated for impairment	$6,679	$323	$2,377	$8,713	$-	$-	$-		$18,092
Collectively evaluated for impairment	347,659	16,590	127,469	84,958	490	4,922	1,995		584,083
Total loans	$354,338	$16,913	$129,846	$93,671	$490	$4,922	$1,995		$602,175

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

The loan portfolio is segmented at a level that allows management to monitor both risk and performance. Management evaluates for potential impairment all construction, multi-family, commercial real estate and commercial business loans, all loans and leases more than 90 days delinquent as to principal and/or interest. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect in full the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The following table presents impaired loans by class as of June 30, 2017, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$6,679	$6,679	$6,908
Multi-family residential	-	-	323	323	323
Commercial real estate	-	-	2,377	2,377	2,377
Construction and land development	-	-	8,713	8,713	10,532
Total impaired loans	$-	$-	$18,092	$18,092	$20,140

The following table presents impaired loans by class as of September 30, 2016, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$5,553	$5,553	$5,869
Multi-family residential	-	-	335	335	335
Commercial real estate	-	-	3,154	3,154	3,154
Construction and land development	-	-	10,288	10,288	10,288
Commercial loans	-	-	99	99	99
Total impaired loans	$-	$-	$19,429	$19,429	$19,745

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended June 30, 2017
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$5,965	$12	$34
Multi-family residential	326	6	-
Commercial real estate	2,801	6	-
Construction and land development	9,607	-	-
Total impaired loans	$18,699	$24	$34

	Three Months Ended June 30, 2016
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$5,052	$14	$30
Multi-family residential	341	6	-
Commercial real estate	3,595	35	-
Construction and land development	9,808	-	-
Total impaired loans	$18,796	$55	$30

	Nine Months Ended June 30, 2017
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$5,280	$59	$91
Multi-family residential	329	17	-
Commercial real estate	2,938	41	12
Construction and land development	10,399	-	-
Total impaired loans	$18,946	$117	$103

	Nine Months Ended June 30, 2016
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$4,978	$89	$78
Multi-family residential	346	18	-
Commercial real estate	3,667	74	12
Construction and land development	9,432	-	62
Total impaired loans	$18,423	$181	$152

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

The following tables present the classes of the loan portfolio in which a formal risk rating system is utilized summarized by the aggregate “Pass” and the criticized category of “special mention”, and the classified categories of “substandard”, “doubtful” and “loss” within the Company’s risk rating system as applied to the loan portfolio. The Company had no loans classified as “doubtful” or “loss” at either of the dates presented.

	June 30, 2017
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$-	$1,645	$1,951	$3,596
Multi-family residential	16,590	-	323	16,913
Commercial real estate	126,656	1,458	1,732	129,846
Construction and land development	84,958	-	8,713	93,671
Commercial business	490	-	-	490
Total loans	$228,694	$3,103	$12,719	$244,516

	September 30, 2016
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$-	$1,681	$1,212	$2,893
Multi-family residential	12,144	-	334	12,478
Commercial real estate	76,185	943	2,731	79,859
Construction and land development	11,551	-	10,288	21,839
Commercial business	99	-	-	99
Total loans	$99,979	$2,624	$14,565	$117,168

The Company evaluates the classification of one-to-four family residential, leases and consumer loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular single-family residential or consumer loan, the loan is downgraded following the above definitions of special mention, substandard, doubtful and loss.

The following tables represent loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status. Non-performing loans that would be included in the tables are those loans greater than 90 days past due as to principal and/or interest that do not have a designated risk rating.

	June 30, 2017
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$344,967	$5,775	$350,742
Leases	4,922	-	4,922
Consumer	1,995	-	1,995
Total residential and consumer loans	$351,884	$5,775	$357,659

	September 30, 2016
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$226,394	$4,244	$230,638
Leases	3,286	-	3,286
Consumer	799	-	799
Total residential and consumer loans	$230,479	$4,244	$234,723

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following table presents the loan categories of the loan portfolio summarized by the aging categories of performing and delinquent loans and nonaccrual loans:

	June 30, 2017
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$349,359	$1,910	$3,069	$-	$1,910	$354,338	$5,775
Multi-family residential	16,913	-	-	-	-	16,913
Commercial real estate	128,035	465	1,346	-	465	129,846	1,603
Construction and land development	84,958	-	8,714	-	-	93,671	8,714
Commercial business	490	-	-	-	-	490	-
Leases	4,922	-	-	-	-	4,922	-
Consumer	1,936	59	-	-	59	1,995	-
Total loans	$586,613	$2,434	$13,129	$-	$2,434	$602,175	$16,092

	September 30, 2016
				90 Days+	Total
		30-89 Days	90 Days +	Past Due	Past Due	Total	Non-
	Current	Past Due	Past Due	and Accruing	and Accruing	Loans	Accrual
	(Dollars in Thousands)
One-to-four family residential	$228,904	$1,860	$2,767	$-	$1,860	$233,531	$4,244
Multi-family residential	12,478	-	-	-	-	12,478	-
Commercial real estate	78,513	-	1,346	-	-	79,859	1,346
Construction and land development	11,551	-	10,288	-	-	21,839	10,288
Commercial business	99	-	-	-	-	99	-
Leases	3,286	-	-	-	-	3,286	-
Consumer	799	-	-	-	-	799	-
Total loans	$335,630	$1,860	$14,401	$-	$1,860	$351,891	$15,878

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

Commercial real estate loans entail significant additional credit risks compared to owner-occupied one-to-four family residential mortgage loans, as they generally involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is, in some cases, also the primary occupant, and thus may be subject to a greater extent to the effects of adverse conditions in the real estate market and in the economy in general. Commercial business loans typically involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes the Company to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. These events may adversely affect the sale of the properties, potentially reducing both the borrower’s ability to make required payments as well as reducing the value of the collateral properties. Such lending is additionally subject to the risk that if the estimate of construction cost proves to be inaccurate, the Company potentially will be compelled to advance additional funds to allow completion of the project. In addition, if the estimate of value proves to be inaccurate, the Company may be confronted with a project, when completed, having less value than the loan amount. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company would be able to recover the entire unpaid portion of the loan.

The following tables summarize the primary segments of the allowance for loan losses. Activity in the allowance is presented for the both three and nine month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial Business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at March 31, 2017	$1,350	$122	$862	$1,035	$-	$28	$135	$364	$3,896
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	132	-	-	-	-	-	-	-	132
Provision	(241)	36	362	(24)	4	(1)	(111)	5	30
ALLL balance at June 30, 2017	$1,241	$158	$1,224	$1,011	$4	$27	$24	$369	$4,058

	Nine Months Ended June 30, 2017
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2016	$1,627	$137	$859	$316	$1	$21	$10	$298	$3,269
Charge-offs	(113)	-	-	(1,819)	-	-	(16)	-	(1,948)
Recoveries	157	-	-	-	-	-	-	-	157
Provision	(430)	21	365	2,514	3	6	30	71	2,580
ALLL balance at June 30, 2017	$1,241	$158	$1,224	$1,011	$4	$27	$24	$369	$4,058

	Three Months Ended June 30, 2016
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at March 31, 2016	$1,511	$43	$428	$773	$7	$276	$3,038
Charge-offs	-	-	-	-	-	-	-
Recoveries	81	-	-	-	-	-	81
Provision	(147)	19	236	4	2	36	150
ALLL balance at June 30, 2016	$1,445	$62	$664	$777	$9	$312	$3,269

	Nine Months Ended June 30, 2016
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2015	$1,635	$66	$231	$724	$5	$269	$2,930
Charge-offs	(11)	-	-	-	-	-	(11)
Recoveries	93	-	32	-	-	-	125
Provision	(272)	(4)	401	53	4	43	225
ALLL balance at June 30, 2016	$1,445	$62	$664	$777	$9	$312	$3,269

The Company recorded a provision for loan losses in the amount of $30,000 and $2.6 million, respectively, for the three and nine months ended June 30, 2017. The level of the provision for loan losses for the nine months ended June 30, 2017 was primarily due to a $1.9 million charge-off related to a borrower (discussed below) whose primary project financed currently by the Bank involves the proposed development of 169 residential lots. The Bank and the borrower are in litigation and no resolution of the situation has been arrived at as of June 30, 2017 hereof in part due to the bankruptcy filing by the borrower effected in June 2017. In light of the status of both the litigation as well as the progress of construction of the project, the Company recorded a $1.9 million non-cash charge-off during the quarter ended March 31, 2017. The remaining portion of the provision recorded during the nine-months ended June 30, 2017 was related to an increase in the outstanding balance of loans. For both the three and nine month period ended June 30, 2017, the provision allocation was effected due to the increased balance of commercial real estate loans which generally have a slightly higher level of inherent risk, compared to single-family residential loans. The loans acquired from Polonia Bancorp initially did not have any impact on the allowance for loan losses, because they were acquired at their fair value. Any write-downs to fair value were reflected in the one-time merger-related charge. In the event that the credit quality of any loans acquired from Polonia Bancorp credit should deteriorate in the future, additional provisions may be required.

At June 30, 2017, the Company had nine loans aggregating $6.1 million that were classified as troubled debt restructurings (“TDRs”). Three of such loans aggregating $4.9 million were designated non-performing as of June 30, 2017; one of such loans in the amount of $1.4 million has continued to make payments in accordance with the restructured terms, but management continues to have concerns over the borrower’s ability to make future payments and as a result has determined to not return the loan to performing status. The remaining two TDRs classified non-accrual totaling $3.5 million are a part of one of the Bank’s largest borrowing relationships totaling $8.9 million (after taking into account the $1.9 million write-down recognized during the quarter ending March 31, 2017). The primary project of the borrower is the subject of litigation between the Bank and the borrower and as a result, the project is currently not proceeding. The borrower has recently filed for bankruptcy under Chapter 11. The Company has removed the underlying litigation noted above between the borrower from state court to the federal bankruptcy court. The remaining six TDRs have performed in accordance with the terms of their revised agreements and have been placed on accruing status. As of June 30, 2017, the Company had reviewed $18.1 million of loans for possible impairment of which $12.7 million was classified substandard compared to $19.4 million reviewed for possible impairment and $14.6 million of which was classified substandard as of September 30, 2016.

6.	DEPOSITS

Deposits consist of the following major classifications:

	June 30,		September 30,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$81,211	13.2%	$55,552	14.3%
Interest-bearing checking accounts	54,574	8.9	34,984	9.3
Non interest-bearing checking accounts	9,569	1.6	3,804	0.7
Passbook, club and statement savings	104,446	17.0	70,924	18.2
Certificates maturing in six months or less	123,656	20.1	97,418	25.0
Certificates maturing in more than six months	241,390	39.2	126,519	32.5

Total	$614,846	100.0%	$389,201	100.0%

Certificates of $250,000 and over totaled $24.6 million as of June 30, 2017 and $17.0 million as of September 30, 2016.

7.	ADVANCES FROM FEDERAL HOME LOAN BANK

Short-Term

The following table reflects the outstanding balances and related information for short-term borrowings (less than one year) from the Federal Home Loan Bank of Pittsburgh, (“FHLB”).

	Three Months	Nine Months
	Ended	Ended
	June 30, 2017	June 30, 2017
	(Dollars in Thousands)
Balance at period-end	$20,000	$20,000
Average balance outstanding	20,000	21,667
Maximum month-end balance	20,000	35,000
Weight-average rate at period end	1.25%	1.25%
Weight-average rate during the period	1.12%	0.80%

	Three Months	Nine Months
	Ended	Ended
	June 30, 2016	June 30, 2016
	(Dollars in Thousands)
Balance at period-end	$20,000	$20,000
Average balance outstanding	20,000	20,000
Maximum month-end balance	20,000	20,000
Weight-average rate at period end	0.56%	0.56%
Weight-average rate during the period	0.56%	0.56%

As of June 30, 2017, $20.0 million of the outstanding balance is related to two $10.0 million 30 day FHLB advances associated with an interest rate swap contract with a weighted average effective cost of 117 basis points.

Average balances outstanding during the periods presented represent daily average balance and interest rates represent interest expense divided by the related average balance.

The Bank maintains borrowing facilities with the FHLB and Federal Reserve Bank of Philadelphia and the interest rate will be based on market rates that are available on the date of execution.

Long-Term

Pursuant to collateral agreement with the FHLB, advances are secured by a blanket pledge of qualifying loans held by the Bank and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of June 30, 2017 are as follows:

Type	Maturity Date	Amount	Coupon	Call Date
	(Dollars in Thousands)
Fixed Rate - Advances	17-Nov-17	$10,000	1.20%	Not Applicable
Fixed Rate - Amortizing	1-Dec-17	1,009	1.16%	Not Applicable
Fixed Rate - Advances	4-Dec-17	2,000	1.15%	Not Applicable
Fixed Rate - Advances	19-Mar-18	5,045	2.53%	Not Applicable
Fixed Rate - Advances	19-Mar-18	5,031	2.13%	Not Applicable
Fixed Rate - Advances	20-Jun-18	3,015	1.86%	Not Applicable
Fixed Rate - Advances	25-Jun-18	3,022	2.09%	Not Applicable
Fixed Rate - Advances	27-Aug-18	7,223	4.15%	Not Applicable
Fixed Rate - Advances	15-Nov-18	3,017	1.89%	Not Applicable
Fixed Rate - Advances	16-Nov-18	7,500	1.40%	Not Applicable
Fixed Rate - Advances	26-Nov-18	2,010	1.81%	Not Applicable
Fixed Rate - Advances	3-Dec-18	3,000	1.54%	Not Applicable
Fixed Rate - Advances	16-Aug-19	3,063	2.66%	Not Applicable
Fixed Rate - Advances	9-Oct-19	2,038	2.53%	Not Applicable
Fixed Rate - Amortizing	18-Nov-19	3,363	1.53%	Not Applicable
Fixed Rate - Advances	26-Nov-19	3,047	2.35%	Not Applicable
Fixed Rate - Advances	22-Jun-20	3,068	2.60%	Not Applicable
Fixed Rate - Advances	24-Jun-20	2,059	2.85%	Not Applicable
Fixed Rate - Advances	27-Jul-20	249	1.38%	Not Applicable
Fixed Rate - Advances	17-Aug-20	2,073	3.06%	Not Applicable
Fixed Rate - Advances	9-Oct-20	2,066	2.92%	Not Applicable
Fixed Rate - Advances	27-Jul-21	249	1.52%	Not Applicable
Fixed Rate - Advances	28-Jul-21	249	1.48%	Not Applicable
Fixed Rate - Advances	29-Jul-21	249	1.42%	Not Applicable
Fixed Rate - Advances	19-Aug-21	249	1.55%	Not Applicable
Fixed Rate - Advances	7-Oct-21	2,095	3.19%	Not Applicable
Fixed Rate - Advances	12-Oct-21	2,089	3.23%	Not Applicable
Fixed Rate - Advances	6-Jun-22	10,000	2.05%	Not Applicable
		$88,078	2.19%	(a)

(a) Weighted average coupon rate.

The long-term advances outstanding as of September 30, 2016 are as follows:

Type	Maturity Date	Amount	Coupon	Call Date
	(Dollars in Thousands)
Fixed Rate -Advance	17-Nov-17	$10,000	1.20%	Not Applicable
Fixed Rate -Amortizing	1-Dec-17	2,511	1.16%	Not Applicable
Fixed Rate -Advance	4-Dec-17	2,000	1.15%	Not Applicable
Fixed Rate -Advance	16-Nov-18	7,500	1.40%	Not Applicable
Fixed Rate -Advance	3-Dec-18	3,000	1.54%	Not Applicable
Fixed Rate -Amortizing	18-Nov-19	4,382	1.53%	Not Applicable
Fixed Rate -Advance	27-Jul-20	249	1.38%	Not Applicable
Fixed Rate -Advance	27-Jul-21	249	1.52%	Not Applicable
Fixed Rate -Advance	28-Jul-21	249	1.48%	Not Applicable
Fixed Rate -Advance	29-Jul-21	249	1.42%	Not Applicable
Fixed Rate -Advance	19-Aug-21	249	1.55%	Not Applicable

		$30,638	1.34%	(a)

(a) Weighted average coupon rate.

8.	DERIVATIVES

The Company has contracted with a third party to participate in pay-fixed interest rate swap contracts. The amount of swaps outstanding at June 30, 2017 is being utilized to hedge $20. million in floating-rate debt consisting solely of FHLB advances.

Below is a summary of the interest rate swap agreements and the terms there of as of June 30, 2017.

	June 30, 2017
	Notional	Pay	Receive	Maturity	Unrealized
	Amount	Rate	Rate	Date	Gain
	(Dollars in Thousands)
Interest rate swap contract	$10,000	1.15%	1 Month Libor	6-Apr-21	$214
Interest rate swap contract	10,000	1.18%	1 Month Libor	13-Jun-21	221
Interest rate swap contract	1,100	4.10%	1 Month Libor +276 bp	1-Aug-26	64

					$499

All three interest rate swaps are carried at fair value in accordance with FASB ASC 815 "Derivatives and Hedging."

Below is a summary of the interest rate swap agreements and the terms as of September 30, 2016. They are the same swap agreements that were in force as of June 30, 2017.

	September 30, 2016
	Notinal Amount	Pay Rate	Receive Rate	Maturity Date	Unrealized Loss
			(Dollar in Thousands)

Interest rate swap contract	$10,000	1.15%	1 Month Libor	6-Apr-21	$(92)
Interest rate swap contract	10,000	1.18%	1 Month Libor	13-Jun-21	(103)
Interest rate swap contract	1,100	4.10%	1 Month Libor +276 bp	1-Aug-26	(7)

					$(202)

All three interest swaps are carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”

9.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	June 30,	September 30,
	2017	2016
Deferred tax assets:	(Dollars in Thousands)
Allowance for loan losses	$1,647	$1,289
Nonaccrual interest	286	163
Accrued vacation	12	13
Capital loss carryforward	387	378
Split dollar life insurance	18	18
Post-retirement benefits	97	96
Other real estate owned	3	-
Unrealized losses on available for sale securities	524	-
Goodwill	2,729	-
Purchase accounting (Polonia Bancorp)	935	-
Unrealized losses on interest rate swaps	-	69
Employee benefit plans	327	434
Total deferred tax assets	6,965	2,460
Valuation allowance	(387)	(378)
Total deferred tax assets, net of valuation allowance	6,578	2,082

Deferred tax liabilities:
Property	393	423
Unrealized gains on available for sale securities	-	500
Section 481(a) Adjustment	-	12
Unrealized gains on interest rate swaps	170	-
Deferred loan fees	534	578

Total deferred tax liabilities	1,097	1,513

Net deferred tax assets	$5,481	$569

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be fully realized through a carry back to taxable income in prior years or future reversals of existing taxable temporary differences, and/or to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains recognized over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The valuation allowance totaled $387,000 at June 30, 2017 and $378,000 at September 30, 2016.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations as a component of income tax expense. The Company’s federal and state income tax returns for taxable years through September 30, 2014 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

10.	STOCK COMPENSATION PLANS

As of December 31, 2016, the Boards of Directors of the Company and the Bank voted to terminate the Bank’s employee stock ownership plan (“ESOP”) effective December 31, 2016. The Company has submitted the proper notices with the Internal Revenue Service and is awaiting receipt of a determination letter in connection with the termination of the ESOP before the final allocation is made to the individual participants. The Bank maintained the ESOP for substantially for the benefit all its full-time employees. The ESOP purchased 427,057 shares of common stock for an aggregate cost of approximately $4.5 million in fiscal 2005 in connection with the Bank’s mutual holding company reorganization. The ESOP purchased in connection with the second-step conversion of the Bank an additional 255,564 shares during December 2013 and an additional 30,100 shares at the beginning of January 2014, of the Company’s common stock for an aggregate cost of approximately $3.1 million. The shares were purchased with the proceeds of two loans from the Company. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants as the loans are repaid. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares upon release differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. As of June 30, 2017, the ESOP held 394,156 shares of which a total of 243,734 shares were allocated to participants, 303,115 shares were used to payoff the remaining $5.2 million balance the two loans used to fund the ESOP plan and released an additional 35,517 shares as of December 31, 2016. For the nine months ended June 30, 2017 and 2016, the Company recognized $139,000 (which was recorded during the first quarter of the current period) and $384,000, respectively, in compensation expense related to the ESOP. In connection with the termination of the ESOP, the ESOP was required to repay the outstanding indebtness the collateral held in the suspense account. Approximately 115,000 unallocated shares will be allocated to eligible participants upon approval by the Internal Revenue Service.

The Company maintains the 2008 Recognition and Retention Plan (“2008 RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the 2008 RRP purchased 213,528 shares of the Company’s common stock in the open market for an aggregating cost of approximately $2.5 million, at an average purchase price per share of $11.49. The Company made sufficient contributions to the 2008 RRP to fund these purchases. As of June 30, 2017, all the shares had been awarded as part of the 2008 RRP. Shares subject to awards under the 2008 RRP generally vest at the rate of 20% per year over five years. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares of common stock can be awarded as restricted stock awards or units, of which 233,500 shares were awarded during February 2015 of which 53,462 shares have been forfeited as of June 30, 2017. In August 2016, the Company granted 7,473 shares under the 2008 RRP and 3,027 shares under the 2014 SIP. In March 2017, the Company granted 17,128 shares under the 2014 SIP.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three and nine months ended June 30, 2017, an aggregate of $149,000 and $430,000, respectively, was recognized in compensation expense for the grants pursuant to the 2008 RRP and the grants pursuant to the 2014 SIP. An income tax benefit of $51,000 and $146,000, was recognized for the three and nine months ended June 30, 2017, respectively. During the three and nine months ended June 30, 2016, $87,000 and $329,000 was recognized in compensation expense for the grants pursuant to the 2008 RRP and the grants pursuant to the 2014 SIP. An income tax benefit of $30,000 and $112,000 was recognized for the three and nine months ended June 30, 2016. At June 30, 2017, approximately $1.2 million in additional compensation expense for shares awarded related to the 2008 RRP and 2014 SIP remained unrecognized. The weighted average period over which this expense will be recognized is approximately 3.1 years.

A summary of the Company’s non-vested stock award activity for the nine months ended June 30, 2017 and 2016 is presented in the following tables:

	Nine Months Ended June 30, 2017
	Number of Shares (1)	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2016	172,788	$12.03
Granted	17,128	17.43
Forfeited	-	-
Vested	(43,755)	11.59
Nonvested stock awards at the June 30, 2017	146,161	$12.78

	Nine Months Ended June 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2015	241,428	$11.74
Granted	-	-
Forfeited	(30,180)	11.55
Vested	(55,279)	11.59
Nonvested stock awards at the June 30, 2016	155,969	$11.83

The Company maintains the 2008 Stock Option Plan (the “2008 Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares of common stock were approved for future issuance pursuant to the 2008 Option Plan. As of June 30, 2017, all of the options had been awarded under the 2008 Option Plan. As of June 30, 2017, 467,758 options were vested under the 2008 Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 587,112 shares were awarded during February 2015, 608,737 shares pursuant to the 2014 SIP and the remainder pursuant to the 2008 Option Plan. During August 2016, the Company granted 18,866 shares under the 2008 Option Plan and 8,634 shares under the 2014 SIP. In March 2017, the Company granted 22,828 shares under the 2014 SIP. In May 2017, the Company granted 25,000 shares under the 2014 SIP.

A summary of the status of the Company’s stock options under the 2008 Option Plan and the 2014 SIP for the nine months ended June 30, 2017 and 2016 are presented below:

	Nine Months Ended June 30, 2017
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2016	921,909	$11.70
Granted	47,828	17.48
Exercised	(40,757)	11.48
Forfeited	-	-
Outstanding at June 30, 2017	928,980	$11.85
Exercisable at June 30, 2017	552,435	$11.43

	Nine Months Ended June 30, 2016
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2015	1,074,430	$11.92
Granted	-	-
Exercised	(89,358)	11.61
Forfeited	(80,476)	11.52
Outstanding at June 30, 2016	904,596	$11.99
Exercisable at June 30, 2016	489,679	$11.45

The weighted average remaining contractual term was approximately 4.5 years for options outstanding as of June 30, 2017.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013, $4.67 for the options granted during fiscal 2014, $4.58 for options granted during fiscal 2015, $2.13 for options granted during fiscal 2016, and $3.18 for options granted during fiscal 2017. The fair value for grants made in fiscal 2015 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $12.23, expected term of seven years, volatility rate of 38.16%, interest rate of 1.62% and a yield of 0.98%. The fair value for grants made in fiscal 2016 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $14.42, expected term of seven years, volatility of 13.82%, interest rate of 1.36% and a yield of 0.80%. The fair value for grants made in March and May 2017 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $17.43, expected term of seven years, volatility of 14.4%, interest rate of 2.22% and a yield of 0.69%.

During the three and nine months ended June 30, 2017, $139,000 and $397,000, respectively, was recognized in compensation expense for options granted pursuant to the 2008 Option Plan and the 2014 SIP. A tax benefit of $17,000 and $49,000 was recognized for the three and nine months ended June 30, 2017, respectively. During the three and nine months ended June 30, 2016, $106,000 and $322,000, respectively, was recognized in compensation expense for options granted pursuant to the 2008 Option Plan and the 2014 SIP. A tax benefit of $36,000 and $44,000, respectively, was recognized for the three and nine months ended June 30, 2016.

At June 30, 2017, there was approximately $1.5 million in additional compensation expense to be recognized for awarded options which remained outstanding and unvested at such date. The weighted average period over which this expense will be recognized is approximately 3.2 years.

11.	COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2017, the Company had $34.7 million in outstanding commitments to originate fixed-rate and variable-rate loans with market interest rates ranging from 4.00% to 5.50%. At September 30, 2016, the Company had $9.9 million in outstanding commitments to originate fixed-rate loans with market interest rates ranging from 3.75% to 5.0%. The aggregate undisbursed portion of loans-in-process amounted to $50.8 million at June 30, 2017 and $5.4 million at September 30, 2016.

The Company also had commitments under unused lines of credit of $8.9 million as of June 30, 2017 and $3.3 million as of September 30, 2016 and letters of credit outstanding of $1.5 million as of June 30, 2017 and $1.9 million as of September 30, 2016.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At June 30, 2017, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $1.8 million related to loans sold to the FHLB. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred. These loans are seasoned loans and remain performing.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2017 and September 30, 2016, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Generally accepted accounting principles used in the United States establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

The three broad levels of hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets as of June 30, 2017 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$20,620	$-	$20,620
Mortgage-backed securities - U.S. Government agencies	-	125,715	-	125,715
Corporate bonds	-	37,045	-	37,045
FHLMC preferred stock	59	-	-	59
Interest rate swap contracts	-	499	-	499
Total	$59	$183,879	$-	$183,938

Those assets as of September 30, 2016 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$21,024	$-	$21,024
Mortgage-backed securities - U.S. Government agencies	-	91,575	-	91,575
Corporate bonds	-	26,053	-	26,053
FHLMC preferred stock	42	-	-	42
Total	$42	$138,652	$-	$138,694

Liabilities:
Interest rate swap contracts	$-	$202	$-	$202
Total	$-	$202	$-	$202

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due (principle and interest) in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparable included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value in excess of $18.0 million as of June 30, 2017 and $19.4 million as of September 30, 2016

Real Estate Owned

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

 Summary of Non-Recurring Fair Value Measurements

	At June 30, 2017
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$18,092	$18,092
Real estate owned	-	-	192	192
Total	$-	$-	$18,284	$18,284

	At September 30, 2016
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$19,429	$19,429
Real estate owned	-	-	581	581
Total	$-	$-	$20,010	$20,010

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At June 30, 2017
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$18,092	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 10% discount/10%
Real estate owned	$581	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	10% discount

	At September 30, 2016
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$19,429	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 46% discount/10%
Real estate owned	$581	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	10% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

			Fair Value Measurements at
			June 30, 2017
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$22,927	$22,927	$22,927	$-	$-
Certificate of deposits	1,853	1,853	1,853	-	-
Investment and mortgage-backed securities available for sale	183,439	183,439	59	183,380	-
Investment and mortgage-backed securities held to maturity	59,654	58,570	-	58,570	-
Loans receivable, net	544,422	548,697	-	-	548,697
Accrued interest receivable	3,089	3,089	3,089	-	-
Other real estate owned	192	192	192	-	-
Federal Home Loan Bank stock	5,767	5,767	5,767	-	-
Bank owned life insurance	27,877	27,877	27,877	-	-
Interest rate swap contracts	499	499	-	499	-

Liabilities:
Checking accounts	64,143	64,143	64,143	-	-
Money market deposit accounts	81,211	81,211	81,211	-	-
Passbook, club and statement savings accounts	104,446	104,446	104,446	-	-
Certificates of deposit	365,046	360,527	-	-	360,527
Accrued interest payable	1,339	1,339	1,339	-	-
Advances from FHLB -short-term	20,000	20,000	20,000	-	-
Advances from FHLB -long-term	88,078	87,372	-	-	87,372
Advances from borrowers for taxes and insurance	3,982	3,982	3,982	-	-

			Fair Value Measurements at
			September 30, 2016
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$12,440	$12,440	$12,440	$-	$-
Certificate of deposits	1,853	1,853	1,853	-	-
Investment and mortgage-backed securities available for sale	138,694	138,694	42	138,652	-
Investment and mortgage-backed securities held to maturity	39,971	40,700	-	40,700	-
Loans receivable, net	344,948	344,100	-	-	344,100
Accrued interest receivable	1,928	1,928	1,928	-	-
Federal Home Loan Bank stock	2,463	2,463	2,463	-	-
Bank owned life insurance	13,055	13,055	13,055	-	-

Liabilities:
Checking accounts	38,788	38,788	38,788	-	-
Money market deposit accounts	55,552	55,552	55,552	-	-
Passbook, club and statement savings accounts	70,924	70,924	70,924	-	-
Certificates of deposit	223,937	225,383	-	-	225,383
Accrued interest payable	1,403	1,403	1,403	-	-
Advances from FHLB -short-term	20,000	20,000	20,000	-	-
Advances from FHLB -long-term	30,638	30,222	-	-	30,222
Advances from borrowers for taxes and insurance	1,748	1,748	1,748	-	-
Interest rate swap contracts	202	202	-	202	-

Cash and Cash Equivalents- For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investments and Mortgage-Backed Securities - The fair value of investment securities and mortgage-backed securities is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services.

Loans Receivable - The fair value of loans is estimated based on present value using the current market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying value that fair value is compared to is net of the allowance for loan losses and other associated premiums and discounts. Due to the significant judgment involved in evaluating credit quality, loans are classified within Level 3 of the fair value hierarchy.

Accrued Interest Receivable – For accrued interest receivable, the carrying amount is a reasonable estimate of fair value.

Federal Home Loan Bank (FHLB) Stock - Although FHLB stock is an equity interest in an FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.

Bank Owned Life Insurance - The fair value of bank owned life insurance is based on the cash surrender value obtained from an independent advisor that is derivable from observable market inputs.

Checking Accounts, Money Market Deposit Accounts, Passbook Accounts, Club Accounts, Statement Savings Accounts, and Certificates of Deposit - The fair value of passbook accounts, club accounts, statement savings accounts, checking accounts, and money market deposit accounts is the amount reported in the financial statements. The fair value of certificates of deposit is based on market rates currently offered for deposits of similar remaining maturity.

Short-term Advances from Federal Home Loan Bank - The fair value of advances from FHLB is the amount payable on demand at the reporting date.

Long-term Advances from Federal Home Loan Bank - The fair value of advances from FHLB is the amount payable on demand at the reporting date.

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

Commitments to Extend Credit and Letters of Credit - The majority of the Bank’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant.

13.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp on January 1, 2017.

	Balance			Balance
	October 1,	Additions/		June 30,	Amortization
	2016	Adjustments	Amortization	2017	Period

Goodwill	$-	$7,163	$-	$7,163
Core deposit intangible	-	822	(75)	747	10 years
	$-	$7,985	$(75)	$7,910

As of June 30, 2017, the current fiscal year and the future fiscal periods amortization expense for the core deposit intangible is:

(In thousands)
2017	$37
2018	138
2019	123
2020	108
Thereafter	341

14.	BUSINESS COMBINATIONS

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

In connection with the Merger, the consideration paid and the estimated fair value of identifiable assets and liabilities assumed as of the date of the Merger are summarized in the following table:

(dollars in thousands)
Consideration paid:
Common stock issued (1,274,197 shares) at a fair value per share of $17.12 per share.	$21,814
Cash for common stock exchanged	18,944
Cash in lieu of fractional shares	1
40,759
Assets acquired:
Cash and due from banks	47,901
Investments available for sale	42,164
Loans	160,157
Premises and equipment	6,902
Deferred taxes	3,921
Bank-owned life insurance	4,316
Core deposit intangible	822
Other assets	5,802
Total assets	271,985

Liabilities assumed:
Deposits	172,243
FHLB advances, short-term	7,000
FHLB advances, long-term	50,232
Other liabilities	8,914
Total liabilities	238,389
Net assets acquired	33,596
Goodwill resulting from the acquisition	$7,163

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of the date of acquisition of Polonia Bancorp. The core deposit intangible will be amortized over a 10 years using an accelerated method. Goodwill will not be amortized, but instead will be evaluated for impairment.

(Dollars in thousands, except per share data)
Purchase Consideration

Polonia Common Stock:
Total shares of common stock outstanding	3,416,311
Common stock issued cap	1,708,155
Shares redeemed for cash cap	1,708,156

Prudential common stock issued (conversion rate 0.7460)	1,274,197
Prudential closing price at December 31, 2016	$17.12

Cash-out rate paid per share for Polonia Bancorp common stock	$11.09

Purchase consideration assigned to Polonia Bancorp shares exchanged for Company Common Stock	$21,814
Cash Paid to Polonia for Polonia Bancorp shares	$18,944
Cash Paid for fractional shares	$1
$40,759

Net Assets Acquired

Polonia Bancorp stockholders' equity	35,412
Core deposit intangible assets	822
Estimated adjustments to reflect assets acquired at fair value:
Investment securities	(781)
Portfolio loans	(4,643)
Allowance for loan and lease losses	1,002
Premises	3,049
Other Assets	(73)
Deferred Taxes	934
Total fair value adjustment to assets acquired	310
Estimated adjustments to reflect liabilities assumed at fair value:
Time deposits	894
Borrowings	1,232
Total fair value adjustment to liabilities assumed	2,126
Total net assets acquired	33,596
Goodwill resulting from merger	7,163

Pro Forma Income Statements

The following pro forma income statements for the three and nine months ended June 30, 2017 and 2016 presents pro forma results of operations of the combined institution (Polonia Bancorp and the Company) had the merger occurred on April 1, 2017 and 2016. The pro forma income statement adjustments are limited to the effects of fair value mark amortization and accretion and intangible asset amortization. No cost savings or additional merger expenses have been included in the pro forma results of operations for the three and nine months ended June 30, 2017 and 2016.

	Unaudited
	Three Months Ended
	June 30,
(Dollars in thousands, except per share data)	2017	2016
Net interest income	6,053	5,681
Provision for loan and leases losses	30	150
Net interest income after provision for loan and lease losses	6,023	5,531
Non-interest income	625	721
Non-interest expenses	3,500	5,156
Income before income taxes	3,148	1,096
Income tax expense	1,031	318
Net income	2,117	778
Per share data
Weighed average basic shares outstanding	8,652,699	8,655,077
Dilutive shares	656,370	270,973
Adjusted weighted-average dilutive shares	9,309,069	8,926,050
Basic earnings per common share	$0.25	$0.09
Dilutive earnings per common share	$0.25	$0.09

(a)	Weighted-average basis shares outstanding for both periods reflected are the Company’s weighted-average shares plus the 1,274,197, shares that were issued as consideration for the Merger. The dilutive shares reflect the Company’s estimated diluted shares for the period.

	Unaudited
	Nine Months Ended
	June 30,
(Dollars in thousands, except per share data)	2017	2016
Net interest income	14,998	17,648
Provision for loan and leases losses	2,580	225
Net interest income after provision for loan and lease losses	12,418	17,423
Non-interest income	1,500	2,134
Non-interest expenses	12,981	17,582
Income before income taxes	937	1,975
Income tax expense	230	704
Net income	707	1,271
Per share data
Weighed average basic shares outstanding	8,202,850	8,655,077
Dilutive shares	570,792	246,791
Adjusted weighted-average dilutive shares	8,773,642	8,901,868
Basic earnings per common share	$0.08	$0.10
Dilutive earnings per common share	$0.08	$0.10

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

Overview. Prudential Bancorp, Inc. (the “Company”) was formed by Prudential Bancorp, Inc. of Pennsylvania to become the successor holding company for Prudential Bank (the “Bank”) as a result of the second-step conversion of the Bank completed in October 2013. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, non-interest income (which includes impairment charges) and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy expense, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking and Securities (the “Department”). The Bank’s main office is in Philadelphia, Pennsylvania (which includes a financial center), with ten additional financial centers located in Philadelphia, Montgomery and Delaware Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In November 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank. In March 2006, all mortgage-backed securities then owned by the Company’s predecessor were transferred to PSB Delaware, Inc. PSB Delaware, Inc.’s activities are included as part of the consolidated financial statements.

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

Management monitors its allowance for loan losses at least quarterly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends.  In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

•	Levels of past due, classified, criticized and non-accrual loans, troubled debt restructurings and loan modifications;
•	Nature and volume of loans;
•	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries and for commercial loans, the level of loans being approved with exceptions to the Company’s lending policy;
•	Experience, ability and depth of management and staff;
•	National and local economic and business conditions, including various market segments;
•	Quality of the Company’s loan review system and the degree of Board oversight;
•	Concentrations of credit and changes in levels of such concentrations; and
•	Effect of external factors on the level of estimated credit losses in the current portfolio.

In determining the allowance for loan losses, management has established a general pooled allowance. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (the general pooled allowance) and those for criticized and classified loans. The amount of the specific allowance is determined through an individual loan analysis of commercial real estate loans, construction and land development loans and multi-family loans that have a risk rating of “substandard” and/or non-performing. Under most circumstances, if a specific impairment is warranted then that portion of the loan will be immediately charged-off. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historical loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios and external factors. Estimates are periodically measured against actual loss experience.

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

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no securities with a Level 3 classification as of June 30, 2017 or September 30, 2016.

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

In addition, certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned, along with both available-for-sale (“AFS”) and held-to-maturity (“HTM”) securities that have deteriorated fair values or declines in credit rating that fall below investment grade, at fair value on a non-recurring basis.

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

Forward-looking Statements. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, expectations or predictions of future financial or business performance, conditions relating to the Company, or other effects of the merger of the Company and Polonia Bancorp. These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.

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

For a complete discussion of the assumptions, risks and uncertainties related to our business, you are encouraged to review the Company’s filings with the SEC, including the “Risk Factors” section in its most recent Annual Report on Form 10-K, as supplemented by its quarterly or other reports subsequently filed with the SEC.

Market Overview. The economy has shown signs of improvement during the six months of calendar 2017 and we still view the current environment as challenging. During the six months of 2017, the stock market has reached record highs and the unemployment rate fall below 5.0% along with an increase in demand for commercial real estate within the Company’s lending area. Since December 2015, the Federal Reserve Bank increased the discount rate 75 basis points. The prime rate used by most banks was impacted by a similar increase during that time frame.

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

The following discussion provides further details on the financial condition of the Company at June 30, 2017 and September 30, 2016, and the results of operations for the three and nine months ended June 30, 2017 and 2016.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2017 AND SEPTEMBER 30, 2016

At June 30, 2017, the Company had total assets of $870.7 million, as compared to $559.5 million at September 30, 2016, an increase of $311.2 million or 55.6%. The substantial majority of the growth was attributable to the acquisition of Polonia Bancorp. In addition to the acquisition, the Company experienced growth in the balance of net loans receivable of $35.9 million or 10.4% not related to the acquisition when compared to the $344.9 million balance of net loans receivable as of September 30, 2016.

Total liabilities increased by $291.0 million to $736.5 million at June 30, 2017 from $445.5 million at September 30, 2016. As with the asset growth, the bulk of the liability growth resulted from the acquisition of Polonia Bancorp. In addition to the deposits assumed, the Company assumed $56.0 million in FHLB advances in addition to the $64.8 million of such borrowings the Company already held. In addition to the deposit growth resulting from the acquisition, the Company experienced growth in deposits of $54.4 million or 14.0% when compared the balance outstanding at June 30, 2017 to the $389.2 million balance as of September 30, 2016.

Total stockholders’ equity increased by $20.2 million to $134.2 million at June 30, 2017 from $114.0 million at September 30, 2016. This increase was primarily due to the issuance of common stock to the stockholders of Polonia Bancorp in connection with the acquisition. Another item that impacted stockholders’ equity was the termination of the Bank’s employee stock ownership plan (“ESOP”) effective as of December 31, 2016. A portion of the shares of common stock held in the ESOP’s suspense account was used to satisfy the ESOP’s indebtedness in full. In addition, stockholders’ equity was affected by a $1.5 million decline in the fair value of the Company’s available-for-sale portfolio.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2017 AND 2016

Net income. The Company reported net income of $2.1 million, or $0.25 per basic and diluted share, for the quarter ended June 30, 2017 as compared to net income of $777,000, or $0.10 per basic and diluted share, for the same quarter in fiscal 2016. The increase in the current period reflected the beneficial effects resulting from the acquisition of Polonia Bancorp completed on January 1, 2017, that was spearheaded by our new management team, combined with the results of the implementation by our new management team of strategies to improve earnings by increasing earning assets while simultaneously controlling operating expenses. For the nine months ended June 30, 2017, the Company recognized net income of $707,000, or $0.08 per basic and diluted share, as compared to net income of $1.7 million, or $0.23 per basic and diluted share, for the same period in fiscal 2016. The nine-month period in 2017 included a one-time $2.7 million pre-tax expense related to the Polonia Bancorp acquisition as well as a $1.9 million non-cash pre-tax charge-off associated with a large lending relationship.

Net interest income. For the three months ended June 30, 2017, net interest income increased to $6.1 million as compared to $3.7 million for the same period in fiscal 2016. The increase reflected a $3.0 million, or 66.1%, increase in interest income, partially offset by an increase of $553,000, or 67.1%, in interest paid on deposits and borrowings. For the nine months ended June 30, 2017, net interest income increased to $15.0 million as compared to $10.4 million for the same period in fiscal 2016. The increase reflected a $5.7 million, or 44.3%, increase in interest income, partially offset by an increase of $1.1 million, or 45.9%, in interest paid on deposits and borrowings. The increase in net interest income in both periods in fiscal 2017 was primarily due to the increase in the weighted average balance of earning assets reflecting in large part the addition of earning assets acquired as of January 1, 2017 upon completion of the Polonia Bancorp acquisition. In addition, during the third quarter of fiscal 2017 the average outstanding balance of loans increased $20.1 million while the average balance of investment securities increased $21.6 million, with such growth primarily funded with an increase in deposits.

For the three and nine months ended June 30, 2017, the net interest margin was 2.99% and 2.83%, respectively, compared to 2.78% and 2.74% for the same periods in fiscal 2016. The margin improvements reflected in large part the increase in the weighted average balances of interest-earning assets noted above as well, to a lesser degree, the increase in the weighted average yield on earning assets which reflected primarily the effects of purchase accounting fair value adjustments on the assets acquired from Polonia Bancorp.

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

	Three Months
	Ended June 30,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$123,709	$611	1.98%	$51,070	$529	2.91%
Mortgage-backed securities	132,867	1,106	3.34	129,557	673	2.62
Loans receivable(2)	531,130	5,647	4.26	334,410	3,263	3.96
Other interest-earning assets	24,192	66	1.09	12,450	9	0.29
Total interest-earning assets	811,898	7,430	3.67	527,487	4,474	3.44
Cash and non interest-bearing balances	2,392			1,781
Other non interest-earning assets	52,538			20,950
Total assets	$866,828			$550,218
Interest-bearing liabilities:
Savings accounts	$106,801	11	0.04	$73,031	18	0.10
Money market deposit and NOW accounts	146,843	38	0.10	91,884	34	0.15
Certificates of deposit	362,960	952	1.05	218,857	629	1.17
Total deposits	616,604	1,001	0.65	383,772	681	0.72
Advances from FHLB	102,786	375	1.46	44,200	142	1.30
Advances from borrowers for taxes and					1
insurance	3,253	1	0.12	2,131	1	0.19
Total interest-bearing liabilities	722,643	1,377	0.76	430,103	824	0.78
Non interest-bearing liabilities:
Non interest-bearing demand accounts	9,300			2,795
Other liabilities	2,384			1,752
Total liabilities	734,327			434,650
Stockholders' equity	132,501			115,568
Total liabilities and stockholders' equity	$866,828			$550,218
Net interest-earning assets	$89,255			$97,384
Net interest income; interest rate spread		$6,053	2.67%		$3,650	2.66%
Net interest margin(3)			2.99%			2.81%

Average interest-earning assets to average interest-bearing liabilities		112.35%			122.64%

(1)	Yields and rates for the three month periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

	Nine Months
	Ended June 30,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)

	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$107,488	$2,263	2.81%	$60,356	$1,517	2.69%
Mortgage-backed securities	118,085	2,179	2.47	111,126	1,868	2.59
Loans receivable(2)	462,793	14,062	4.06	323,830	9,489	3.90
Other interest-earning assets	21,217	102	0.64	10,511	22	0.28
Total interest-earning assets	709,583	18,606	3.51	505,823	12,896	3.40
Cash and non interest-bearing balances	2,380			1,887
Other non interest-earning assets	42,797			19,929
Total assets	$754,760			$527,639
Interest-bearing liabilities:
Savings accounts	$95,614	36	0.05	$72,786	65	0.12
Money market deposit and NOW accounts	166,923	148	0.12	93,339	129	0.19
Certificates of deposit	262,450	2,502	1.27	203,440	1,981	1.27
Total deposits	524,987	2,686	0.68	369,565	2,175	0.78
Advances from FHLB	89,870	918	1.37	23,306	296	1.30
Advances from borrowers for taxes and
insurance	2,607	4	0.21	1,892	2	0.14
Total interest-bearing liabilities	617,464	3,608	0.78	394,763	2,473	0.81
Non interest-bearing liabilities:
Non interest-bearing demand accounts	7,709			2,689
Other liabilities	3,606			3,219
Total liabilities	628,779			400,671
Stockholders' equity	125,981			115,861
Total liabilities and stockholders' equity	$754,760			$516,532
Net interest-earning assets	$92,119			$111,060
Net interest income; interest rate spread		$14,998	2.73%		$10,423	2.58%
Net interest margin(3)			2.83%			2.74%

Average interest-earning assets to average interest-bearing liabilities		114.92%			125.44%

(1)	Yields and rates for the nine months periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for loan losses. The Company recorded a provision for loan losses in the amount of $30,000 and $2.6 million, respectively, for the three and nine months ended June 30, 2017. The provision for loan losses for the nine months ended June 30, 2017 was primarily due to a $1.9 million charge-off related to the borrower discussed below whose primary project financed currently by the Bank involves the proposed development of 169 residential lots. As noted below, the Bank and the borrower are in litigation and no resolution of the situation has been arrived at as of the date hereof in part due to the bankruptcy filing by the borrower effected in June 2017. In light of the status of both the litigation as well as the progress of construction of the project, the Company recorded a $1.9 million non-cash charge-off during the quarter ended March 31, 2017. The remaining portion of the provision recorded during the nine-months ended June 30, 2017 was related to an increase in the outstanding balance of loans. The loans acquired from Polonia Bancorp initially did not have any impact on the allowance for loan losses, because they were acquired at their fair value recorded in the quarter ended March 31, 2017. Any write-downs to fair value were reflected in the one-time merger-related charge recorded in the quarter ended March 31, 2017. In the event that the credit quality of any loans acquired from Polonia Bancorp should deteriorate in the future, additional provisions to the allowance may be required.

The allowance for loan losses totaled $4.1 million, or 0.7% of total loans and 25.2% of total non-performing loans (which included loans acquired from Polonia Bancorp at their fair-value) at June 30, 2017 as compared to $3.3 million, or 1.0% of total loans and 20.6% of total non-performing loans at September 30, 2016. The Company believes that the allowance for loan losses at June 30, 2017 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

The Company’s methodology for assessing the adequacy of the allowance establishes both specific and general pooled allocations of the allowance.  Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system.  The resulting determinations are reviewed and approved by senior management (see the discussion in “Critical Accounting Policies - Allowance for Loan Losses” “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in PART I hereof).

At June 30, 2017, the Company’s non-performing assets totaled $16.1 million or 1.9% of total assets as compared to $15.9 million or 2.8% of total assets at September 30, 2016. Non-performing assets at June 30, 2017 included five construction loans aggregating $8.7 million, 33 one-to-four family residential loans aggregating $4.4 million, one single-family residential investment property loan in the amount $1.4 million and five commercial real estate loans aggregating $1.6 million. Non-performing assets also included at June 30, 2017 one real estate owned property consisting of a single-family residential property with a carrying value of $192,000. At June 30, 2017, the Company had nine loans aggregating $6.1 million that were classified as troubled debt restructurings (“TDRs”). Three of such loans aggregating $4.9 million were designated non-performing as of June 30, 2017 and on non-accrual status; one of such loans in the amount of $1.4 million has continued to make payments in accordance with the restructured loan terms, but management continues to have concerns over the borrower’s ability to make future payments and as a result has determined to not return the loan to performing status. The remaining two TDRs classified non-accrual totaling $3.5 million are a part of one of the Bank’s largest borrowing relationships totaling $8.9 million (after taking into account the $1.9 million write-down recognized during the quarter ending March 31, 2017). The primary project of the borrower is the subject of litigation between the Bank and the borrower and as a result, the project currently is not proceeding. The borrower has recently filed for bankruptcy under Chapter 11of the federal bankruptcy code. The Company has removed the underlying litigation noted above between the borrower from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard (further discussed in Item 1, Legal Proceedings, in PART II hereof). The remaining six TDRs have performed in accordance with the terms of their revised agreements and have been placed on accruing status. As of June 30, 2017, the Company had reviewed $18.1 million of loans for possible impairment of which $12.7 million was classified substandard compared to $19.4 million reviewed for possible impairment and $14.6 million of which was classified substandard as of September 30, 2016. The Company did not have any assets classified doubtful or loss as of either June 30, 2017 or September 30, 2016.

At June 30, 2017, the Company had $2.4 million of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of 13 one-to-four family residential loans totaling $1.9 million, one commercial real estate loan in the amount of $465,000, and one consumer loan in the amount of $60,000.

At June 30, 2017, we also had a total of ten loans aggregating $3.1 million that had been designated “special mention”. These loans consist of three one-to-four family residential loans totaling $1.6 million and six commercial real estate loans totaling $1.5 million. At September 30, 2016, we had a total of five loans aggregating $2.6 million designated as “special mention”, consisting of three one-to-four family residential loans totaling $1.7 million and two commercial real estate loans totaling $943,000.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal and/or interest and real estate owned) as of June 30, 2017 and September 30, 2016. At neither date did the Company have any accruing loans 90 days or more past due that were accruing.

	June 30, 2017	September 30, 2016
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$5,775	$4,244
Commercial real estate	1,603	1,346
Construction and land development	8,714	10,288
Total non-accruing loans	16,092	15,878
Real estate owned, net: (1)	192	581
Total non-performing assets	$16,384	$16,459

Total non-performing loans as a percentage of loans, net	2.96%	4.56%
Total non-performing loans as a percentage of total assets	1.85%	2.84%
Total non-performing assets as a percentage of total assets	1.87%	2.94%

(1)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Non-interest income. Non-interest income amounted to $625,000 and $1.5 million, respectively, for the three and nine month periods ended June 30, 2017, compared to $400,000 and $883,000, respectively, for the comparable periods in fiscal 2016. The increase experienced in both of the 2017 periods was primarily attributable to the addition of five full-service financial centers, along with the related customer deposit base (increased ATM fees and account service charges and transaction fees), acquired from Polonia Bancorp along with an increased return on bank owned life insurance (“BOLI”) as a result of the increase in the amount of BOLI due to the purchase of an additional $10.0 million of BOLI in the quarter ended December 31, 2016.

Non-interest expense. For the three and nine months periods ended June 30, 2017, non-interest expense increased $685,000 or 24.3% and $4.5 million or 52.6%, respectively, compared to the same periods in the prior fiscal year. The primary reason for the increase for both three and nine months periods ended June 30, 2017 was the additional expense resulting from the Polonia Bancorp acquisition which added five additional financial centers to our branch network as well as additional personnel. In addition, during the nine-month period ended June 30, 2017, the Company recorded a one-time merger related charge of approximately $2.7 million, pre-tax.

Income tax expense. For the three-month period ended June 30, 2017, the Company recorded income tax expense of $1.0 million resulting in an effective tax rate of 32.8%, compared to $308,000 and an effective tax rate of 28.4% for the same period in 2016. For the nine-month period ended June 30, 2017, the Company recorded income tax expense of $230,000 resulting in an effective tax rate of 24.6%, compared to $836,000 and an effective tax rate of 32.5% for the same period in 2016. The effective tax rate for the nine-month period ended June 30, 2017 was lower due to the net loss recognized during the second quarter of fiscal 2017 primarily as a result of the one-time merger-related costs incurred in connection with the acquisition of Polonia Bancorp combined with the $1.9 million write-down related to the large borrowing relationship discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-earning assets that provide additional liquidity. At June 30, 2017, our cash and cash equivalents amounted to $22.9 million. In addition, our available-for-sale investment securities amounted to an aggregate of $183.4 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2017, the Company had $34.7 million in outstanding commitments to originate fixed and variable-rate loans, not including loans in process. The Company also had commitments under unused lines of credit of $8.9 million and letters of credit outstanding of $1.5 million at June 30, 2017. Certificates of deposit as of June 30, 2017 that are maturing in six months or less totaled $123.7 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances. At June 30, 2017, we had $108.1 million in outstanding FHLB advances and had the ability to obtain an additional $266.8 million in FHLB advances. Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities. The Bank has also obtained approval to borrow from the Federal Reserve Bank of Philadelphia discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of June 30, 2017 and September 30, 2016 and compares them to current regulatory guidelines. The Company is not subject to capital ratios imposed by Basel III on bank holding companies because the Company is deemed to be a small bank holding company.

				To Be
				Well Capitalized
		Required for		Under Prompt
		Capital Adequacy		Corrective Action
	Actual Ratio	Purposes		Provisions

June 30, 2017:
Tier 1 capital (to average assets)
The Company	14.76%	N/A		N/A
The Bank	13.44%	4.0%		5.0%

Tier 1 common (to risk-weighted assets)
The Company	24.60%	N/A		N/A
The Bank	22.40%	5.1	%(a)	6.5%

Tier 1 capital (to risk-weighted assets)
The Company	24.60%	N/A		N/A
The Bank	22.40%	6.6	%(a)	8.0%

Total capital (to risk-weighted assets)
The Company	25.44%	N/A		N/A
The Bank	23.24%	8.6	%(a)	10.0%

September 30, 2016:
Tier 1 capital (to average assets)
Company	20.41%	N/A		N/A
Bank	18.15%	4.0%		5.0%

Tier 1 common (to risk-weighted assets)
The Company	38.57%	N/A		N/A
The Bank	34.36%	4.5%		6.5%

Tier 1 capital (to risk-weighted assets)
Company	38.57%	N/A		N/A
Bank	34.36%	4.0%		6.0%

Total capital (to risk-weighted assets)
Company	39.70%	N/A		N/A
Bank	35.49%	8.0%		10.0%

(a)	Includes intial phase-in of capital conservation buffer.

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

In recent years, as a part of our asset/liability management strategy we primarily have reduced our investment in longer term fixed-rate callable agency bonds, increased our origination of short duration or variable rate construction and development and commercial real estate loans as well as our portfolio of step-up callable agency bonds and agency issued collateralized mortgage-backed securities (“CMOs”) with short effective lives. In addition, we implemented two interest rate swaps to reduce our funding costs for a five-year period. However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a low interest rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision in prior periods to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring the Company’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2017, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2017, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 5.8% to 31.6%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.5% to 17.9%. For savings accounts, checking accounts and money markets, the decay rates vary on an annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$9,712	$14,869	$39,038	$33,834	$150,640	$248,093
Loans receivable(3)	70,442	68,607	145,745	97,366	162,262	544,422
Other interest-earning assets(4)	29,237	-	-	1,355	-	30,592
Total interest-earning assets	$109,391	$83,476	$184,783	$132,555	$312,902	$823,107

Interest-bearing liabilities:
Savings accounts	$2,919	$9,106	$14,961	$14,429	$63,031	$104,446
Money market deposit and NOW accounts	4,815	13,600	22,950	21,189	82,801	145,355
Certificates of deposit	58,162	147,356	117,675	41,853	-	365,046
Advances from FHLB	935	30,365	37,533	39,245	-	108,078
Advances from borrowers for taxes and insurance	3,982	-	-	-	-	3,982
Total interest-bearing liabilities	$70,813	$200,427	$193,119	$116,716	$145,832	$726,907

Interest-earning assets less interest-bearing liabilities	$38,578	($116,951)	($8,336)	$15,839	$167,070	$96,200

Cumulative interest-rate sensitivity gap (5)	$38,578	($78,373)	($86,709)	($70,870)	$96,200

Cumulative interest-rate gap as a percentage of total assets at June 30, 2017	4.43%	-9.00%	-9.96%	-8.14%	11.05%

Cumulative interest-earning assets as a percentage of cumulative interest- bearing liabilities at June 30, 2017	154.48%	71.11%	81.33%	87.80%	113.23%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, investment securities are reflected at amortized cost.

(3)	For purposes of the gap analysis, loans receivable includes non-performing loans and is gross of the allowance for loan losses and unamortized deferred loan fees, but net of the undisbursed portion of loans-in-process.

(4)	Includes FHLB stock.

(5)	Cumulative interest-rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of June 30, 2017 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)

300	$112,487	$(54,348)	(32.58)%	14.61%	(4.53)%
200	129,495	(37,340)	(22.38)%	16.15%	(2.99)%
100	148,402	(18,433)	(11.05)%	17.74%	(1.40)%
Static	166,835	-	-	19.14%	-
(100)	172,954	6,119	3.67%	19.31%	0.17%
(200)	169,927	3,092	1.85%	18.69%	(0.45)%
(300)	174,683	7,848	4.70%	18.91%	(0.23)%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2017, there had not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016, set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation –Exposure to Changes in Interest Rates.”

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

PART II

Item 1. Legal Proceedings

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, on March 31, 2016, Island View Properties, Inc., trading as Island View Crossing II, LP, and Renato J. Gualtieri (collectively, the “Gualtieri Parties”) filed suit (the “Philadelphia Litigation”) in the Court of Common Pleas, Philadelphia, Pennsylvania (the “Court”), against the Bank seeking damages in an amount in excess of $27.0 million. The lawsuit asserts allegations related to a loan granted by the Bank to the Gualtieri Parties to develop a 169-unit townhouse and condominium project located in Bristol Borough in Bucks County, Pennsylvania (the “Project”).

In May 2016, the Bank filed a motion with the court seeking to dismiss the majority of claims asserted in the Philadelphia Litigation.  In August 2016, the Court dismissed a majority of the Gualtieri Parties’ claims. The Bank has also counterclaimed against the Gualtieri Parties for failure to satisfy the nine loans extended thereto and for failure to complete the Project. In February 2017, the Court stayed the Philadelphia Litigation pending possible resolution of the Litigation. No resolution was obtained and the stay has expired.

Since commencement of the Philadelphia Litigation, the Bank has filed Complaints for Confession against the Gualtieri Parties and certain other entities affiliated with Renato J. Gualtieri (“Gualtieri Parties and Affiliated Entities”) based on the claimed defaults under the nine loans issued by the Bank. These actions have been stayed pending the resolution of the Philadelphia Litigation. The Bank has also filed foreclosure actions with regard to the commercial properties collateralizing the loans issued to the Gualtieri Parties and Affiliated Entities.

Shortly after the Court lifted the stay in the Philadelphia Litigation, the Gualtieri Parties and Affiliated Entities filed for bankruptcy under Chapter 11. The Bank has removed the underlying Philadelphia Litigation from state court to the federal bankruptcy court.

As the Philadelphia Litigation is in its early stages, no prediction can be made as to the outcome thereof. However, the Bank believes that it has meritorious defenses to the remaining claims under the Philadelphia Litigation and it intends to vigorously defend the case.

In addition, as the Chapter 11 bankruptcy is in its early stages, no prediction can be made as to the outcome thereof. However, the Bank believes that it has meritorious challenges to the Chapter 11 bankruptcy filed by the Gualtieri Parties and Affiliated Entities.

The Bank recently filed a motion in the Federal Bankruptcy Court seeking to convert the bankruptcy to a Chapter 7 or in the alternative to appoint a Chapter 11 trustee to preserve the assets securing the Bank’s loans with the Gualtieri Parties and Affiliated Entities.

As previously disclosed, the Bank had reached a preliminary settlement in two putative shareholder derivative and class action lawsuits related to the Bank’s merger with Polonia Bancorp, consolidated as Parshall v. Eugene Andruczyk et al., which were filed in the Circuit Court for Montgomery County, Maryland (“Maryland Court”) on July 21, 2016 (both lawsuits are collectively referred to as the “Lawsuit”).

The merger with Polonia Bancorp was completed effective as of January 1, 2017.

On May 26, 2017, the Maryland Court entered an Order providing final approval of the settlement.

In addition to the lawsuits noted above, the Company is involved in various other legal actions arising in the ordinary course of its business. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016, as such factors could materially affect the Company’s business, financial condition, or future results of operations. As of June 30, 2017, no material changes have occurred to the risk factors of the Company as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The risks described in the 2016 Annual Report on Form 10-K for the year ended September 30, 2016 are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial conditions, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) Not applicable

(c) The Company currently has a board approved stock repurchase plan in operation but did not repurchases any equity shares of common stock during for the quarter ended June 30, 2017 pursuant to the plan, due to the current market conditions.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Purchased Under Plans or Programs (1)
April 1 - 30, 2017	-		$-	-	188,159
May 1 - 31, 2017	-		-	-	188,159
June 1 - 30, 2017	254	(2)	18.16	-	188,159
	254		$18.16

(1) On July 15, 2015, the Company announced that the Board of Directors had approved a second stock repurchase program authorizing the Company to repurchase up 850,000 shares of common stock, approximately 10% of the Company's then outstanding shares.

(2) Shares repurchased in connection with withholding shares to meet income tax withholding obligations upon the vesting of restricted stock awards.

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

PRUDENTIAL BANCORP, INC.

Date:	August 9, 2017	By:	/s/ Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Date:	August 9, 2017	By:	/s/ Jack E. Rothkopf
Jack E. Rothkopf Senior Vice President, Chief Financial Officer and Treasurer

