Form 10-K
period 2017-09-30
PRUDENTIAL BANCORP, INC.
filed 2017-12-14
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended SEPTEMBER 30, 2017

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
Emerging Growth Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $17.85 on March 31, 2017, the last business day of the Registrant's second quarter was approximately $148.9 million (9,007,996) shares issued and outstanding less approximately 667,500 shares held by affiliates at $17.85 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

As of the close of business on December 1, 2017, there were 8,988,855 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

Prudential Bancorp, Inc. and Subsidiaries

FORM 10-K INDEX

For the Fiscal Year Ended September 30, 2017

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

PART I

Item 1. Business

General

Prudential Bancorp is a Pennsylvania corporation that was incorporated in June 2013. It is the successor corporation to Prudential Bancorp, Inc. of Pennsylvania (“Old Prudential Bancorp”), the former stock holding company for Prudential Bank (the “Bank” or “Company” and formally know as “Prudential Savings Bank”), a Pennsylvania-chartered, FDIC-insured savings bank, after the completion in October 2013 of the mutual-to-stock conversion of Prudential Mutual Holding Company (the “MHC”), the former mutual holding company for the Bank.

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

As of January 1, 2017, the Company completed its acquisition of Polonia Bancorp, Inc. (“Polonia Bancorp”) and Polonia Bank, Polonia’s wholly owned subsidiary. Polonia Bancorp and Polonia Bank were merged with and into the Company and the Bank, respectively. Under the terms of the Merger Agreement, shareholders of Polonia had the option to receive $11.09 per share in cash or 0.7460 of a share of Prudential common stock for each share of Polonia common stock, subject to allocation provisions to assure that, in the aggregate, Polonia shareholders received total merger consideration that consists of 50% stock and 50% cash. As a result of Polonia shareholder stock and cash elections and the related proration provisions of the Merger Agreement, Prudential Bancorp issued approximately 1,274,197 shares of its common stock and approximately $18.9 million in the merger.

Financial information as of and for the year ended September 30, 2013 presented in this annual report is derived from the consolidated financial statements of Old Prudential Bancorp.

Prudential Bancorp’s business activity primarily consists of the ownership of the Bank’s common stock. Prudential Bancorp does not own or lease any property. Instead, it uses the premises, equipment and other property of the Bank. Accordingly, the information set forth in this annual report, including the consolidated financial statements and related financial data, relates primarily to the Bank. As a bank holding company, Prudential Bancorp is subject to the regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).

The Company’s results of operations are primarily dependent on the results of the Bank. As of September 30, 2017, the Company, on a consolidated basis, had total assets of approximately $899.5 million, total deposits of approximately $636.0 million, and total stockholders’ equity of approximately $136.2 million.

The Bank is a community-oriented savings bank headquartered in South Philadelphia which was originally organized in 1886 as a Pennsylvania-chartered building and loan association known as “The South Philadelphia Building and Loan Association No. 2.” The Bank grew through a number of mergers with other mutual institutions with the last merger being with Polonia Bank in January 2017. The Bank converted to a Pennsylvania-chartered savings bank in August 2004. The banking office network currently consists of the headquarters and main office and 10 additional full-service branch offices. Eight of the banking offices are located in Philadelphia (Philadelphia County), one is in Drexel Hill, Delaware County and one is in Huntingdon Valley, Montgomery County, Pennsylvania. The Bank maintains ATMs at all of the banking offices. We also provide on-line and mobile banking services.

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. The Company’s principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities and calls of investment securities and interest-bearing deposits, funds provided from operations and funds borrowed from the Federal Home Loan Bank of Pittsburgh. These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and consumer loans. Traditionally, the Bank focused on originating long-term single-family residential mortgage loans for portfolio, although the focus has shifted in recent years to emphasis commercial and construction lending. Construction and land development loans increased from $11.4 million or 3.7% of the total loan portfolio at September 30, 2013 to $145.5 million or 22.3% of the total loan portfolio at September 30, 2017. The Company also increased its commercial real estate loans from $19.5 million or 6.3% of the total loan portfolio at September 30, 2013 to $127.6 million or 19.6% of the total loan portfolio at September 30, 2017. See “-Asset Quality”and “-Lending Activities”.

The investment and mortgage-backed securities portfolio increased by $61.0 million to $239.7 million at September 30, 2017 from $178.7 million at September 30, 2016. This increase was primarily due to the acquisition of the investment securities portfolio of Polonia Bank on January 1, 2017. The securities were liquidated and replaced by other mortgage backed securities and corporate debt securities at no gain or loss to the Bank. The Company recorded approximately $235,000 in gains from the sale of investment and mortgage-backed securities during fiscal 2017. At September 30, 2017, the investment and mortgage-backed securities had an aggregate net unrealized loss of $1.7 million compared with the unrealized gain of $1.5 million as of September 30, 2016, which was primarily due to recent increases in the yield on longer term U.S. Treasury bond yields which resulted in a decrease in the fair value of our available-for-sale securities.

At September 30, 2017, the Company’s non-performing assets totaled $15.6 million or 1.7% of total assets as compared to $16.5 million or 2.9% of total assets at September 30, 2016. Non-performing assets at September 30, 2017 included five construction loans aggregating $8.7 million, 33 one-to-four family residential loans aggregating $3.7 million, one single-family residential investment property loan in the amount $1.4 million and five commercial real estate loans aggregating $1.6 million. Non-performing assets also included at September 30, 2017 one real estate owned property consisting of a single-family residential property with a carrying value of $192,000. At September 30, 2017, the Company had nine loans aggregating $6.0 million that were classified as troubled debt restructurings (“TDRs”). Three of such loans aggregating $4.9 million were designated non-performing as of September 30, 2017 and on non-accrual status; one of such loans in the amount of $1.4 million has continued to make payments in accordance with the restructured loan terms, but management continues to have concerns over the borrower’s ability to make future payments and as a result has determined to not return the loan to performing status. The remaining two TDRs classified non-accrual totaling $3.5 million are a part of a troubled borrowing relationship totaling $10.7 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship). The primary project of the borrower is the subject of litigation between the Bank and the borrower and as a result, the project currently is not proceeding. Subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 of the federal bankruptcy code in June 2017. The Bank has moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The remaining six TDRs have performed in accordance with the terms of their revised agreements and have been placed on accruing status. As of September 30, 2017, the Company had reviewed $19.7 million of loans for possible impairment of which $15.0 million was classified substandard compared to $19.4 million reviewed for possible impairment and $14.6 million of which was classified substandard as of September 30, 2016. The allowance for loan losses totaled $4.5 million, or 0.8% of total loans and 29.0% of total non-performing loans (which included loans acquired from Polonia Bank at their fair value) at September 30, 2017. See “-Asset Quality”.

The main office is located at 1834 West Oregon Avenue, Philadelphia, Pennsylvania and the Company’s telephone number is (215) 755-1500.

Market Area and Competition

Most of Prudential Bancorp’s business activities are conducted within a few hours’ drive from Philadelphia and include New Jersey, eastern Pennsylvania, Delaware and southern New York.

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

Lending Activities

General. At September 30, 2017, the net loan portfolio totaled $571.3 million or 63.5% of total assets. The Company has changed its lending philosophy and started to increase its investment in loans for construction and land development secured by multi-family and commercial real estate which comprised 22.9% of the loan portfolio at September 30, 2017. Management believes it has the expertise to underwrite these types of loans which management believes will add to earnings while reducing interest rate risk due to the generally shorter contractual maturity of such loans. The Company still holds $351.3 million of residential real estate loans collateralized by one-to-four family, also known as “single-family”, residential properties secured by properties located primarily in the Company’s market area.

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

Loan Portfolio Composition. The following table shows the composition of the loan portfolio by type of loan at the dates indicated.

	September 30,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential (1)	$351,298	53.83%	$233,531	66.36%	$259,163	78.40%	$282,637	85.47%	$270,791	87.81%
Multi-family residential	21,508	3.30%	12,478	3.55%	6,249	1.90%	7,174	2.17%	5,716	1.85%
Commercial real estate	127,644	19.56%	79,859	22.69%	25,799	7.80%	16,113	4.87%	19,506	6.33%
Construction and land development	145,486	22.29%	21,839	6.21%	38,953	11.78%	22,397	6.77%	11,356	3.68%
Total real estate loans	645,936	98.98%	347,707	98.81%	330,164	99.89%	328,321	99.28%	307,369	99.67%
Commercial business	488	0.07%	99	0.03%	0	0.00%	1,976	0.60%	588	0.19%
Leases	4,240	0.65%	3,286	0.93%	0	0.00%	0	0.00%	0	0.00%
Consumer	1,943	0.30%	799	0.23%	392	0.11%	399	0.12%	438	0.14%
Total loans	652,607	100.00%	351,891	100.00%	330,556	100.00%	330,696	100.00%	308,395	100.00%
Less:
Undisbursed portion of loans in process	73,858		5,371		17,097		9,657		1,676
Deferred loan costs	2,940		(1,697)		(2,104)		(2,449)		(2,151)
Allowance for loan losses	4,466		3,269		2,930		2,425		2,353
Net loans	$571,343		$344,948		$312,633		$321,063		$306,517

(1)	Includes home equity loans totaling $6.5 million, $3.8 million, $4.1 million, $5.0 million and $6.2 million as of September 30, 2017, 2016, 2015, 2014 and 2013, respectively. Also includes lines of credit totaling $14.1 million, $7.4 million, $8.5 million, $10.0 million and $9.5 million, as of September 30, 2017, 2016, 2015, 2014 and 2013, respectively.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of loans as of September 30, 2017, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One-to-Four			Construction
	Family	Multi-family	Commercial	and Land	Commercial
	Residential	Residential	Real Estate	Development	Business	Leases	Consumer	Total
	(In Thousands)
Amounts due after September 30, 2017 in:
One year or less	$12,846	$-	$1,097	$69,229	$-	$339	$912	$84,423
After one year through two years	9,672	7,452	5,166	41,294	-	946	72	64,602
After two years through three years	4,665	983	5,988	30,663	-	1,750	66	44,115
After three years through five years	23,247	2,821	13,363	-	488	1,205	117	41,241
After five years through ten years	55,580	8,958	77,325	4,300	-	-	265	146,428
After ten years through fifteen years	58,191	945	8,142	-	-	-	88	67,366
After fifteen years	187,097	349	16,563	-	-	-	423	204,432
Total	$351,298	$21,508	$127,644	$145,486	$488	$4,240	$1,943	$652,607

The following table shows the dollar amount of all loans due after one year from September 30, 2017, as shown in the table above, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
	(In Thousands)

One-to-four family residential (1)	$278,450	$60,002	$338,452
Multi-family residential	15,866	5,642	21,508
Commercial real estate	100,361	26,186	126,547
Construction and land development	76,257	-	76,257
Commercial business	488	-	488
Leases	3,901	-	3,901
Consumer	1,031	-	1,031
Total	$476,354	$91,830	$568,184

(1) Includes home equity loans and lines of credit.

The Bank originates construction and development loans and commercial real estate loans with fixed rates and shorter contractual maturities (than is generally the case for residential mortgage loans). To a lesser extent mortgage loans are originated for sale on the secondary market in order to mitigate interest rate risk and to increase non-interest income.

Loan Originations. The Bank’s lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management. Loan originations are obtained through a variety of sources, including existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. Consumer loan applications are taken at any of our offices while loan applications for all other types of loans, including home equity and home equity line of credits, are taken only at our main office. All loan applications are processed and underwritten centrally at our executive office in Huntingdon Valley, PA.

Single-family residential mortgage loans are generally written on standardized documents used by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”). Property valuations of loans secured by real estate are undertaken by independent third-party appraisers approved by the board of directors and are reviewed internally before acceptance. At both September 30, 2017 and September 30, 2016, the Company had no real estate loans that would be considered subprime loans, which we define as mortgage loans advanced to borrowers who do not qualify for loans bearing market interest rates because of problems with their credit history.  The Bank does not originate and has not in the past originated subprime loans.

We also purchase participation interests in larger balance loans, typically commercial real estate and construction and land development loans, from other financial institutions in our market area. Such participations are reviewed for compliance, are underwritten independently in accordance with our underwriting criteria and are approved before they are purchased by the Management Loan Committee and one of the following: the President’s Committee, the Executive Committee or the full board, based upon the amount of participation being purchased. Generally, loan purchases have been without any recourse to the seller. However, we actively monitor the performance of such loans through the receipt of regular updates, including inspection reports, from the lead lender regarding the loan’s performance, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements of the borrower from the lead lender. These loans are subjected to regular internal reviews in accordance with our loan policy.

The Bank typically holds a 100% interest in construction and land development loans. The Bank has in the past and currently reserves the option to sell participation interests. We generally have sold participation interests in loans only when a loan would exceed the Bank’s internal and/or legal loans to one borrower limits. With respect to the sale of participation interests in such loans, we have typically received commitments to purchase such participation interests prior to the time the loan is closed. See “-Lending Activities - Construction and Land Development Lending.”

As part of the Bank’s loan policy, we are permitted, to make loans to one borrower and related entities in an aggregate amount of up to 15% of the capital accounts of the Bank which consist of the aggregate of its capital, surplus, undivided profits, capital securities and allowance for loan losses. At September 30, 2017, the Bank’s internal “guidance” limit is $12.5 million to one borrower as a threshold. The Bank is permitted to exceed such limit in certain situations subject to the (i) approval of the Board of Directors and (ii) subject to the overall legal/regulatory lending limit which was calculated to be $18.0 million at September 30, 2017. At September 30, 2017, our three largest loans to one borrower and related entities amounted to $14.8 million, $12.6 million and $12.0 million. The largest relationship consist of a participation interest in four construction and land development loans to construct a 212 unit apartment building in Plainfield, New Jersey and to construct 24 townhouses in Hanover Township, New Jersey. The second largest relationship consists of four commercial real estate loans to finance retail space in the Philadelphia suburbs. The third largest relationship consists of a participation interest in a commercial real estate loan to purchase a 316-unit apartment complex in East Rutherford, New Jersey. The three relationships are all performing in accordance with contractual terms. For more information regarding these loans, see “-Lending Activities - Construction and Land Development Lending.”

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2017	2016	2015
	(In Thousands)
Loan originations (1)
One to four family residential	$16,643	$12,269	$14,825
Multi-family residential	4,426	7,936	57
Commercial real estate	43,360	57,630	21,644
Construction and land development	143,001	4,742	23,659
Commercial business	-	99	153
Leases	3,568	3,725	-
Consumer	7,615	863	154
Total loan originations	218,613	87,264	60,492
Loans acquired from Polonia merger	160,157	-	-
Total loans originated and purchased	378,770	87,264	60,492
Loans transferred to real estate owned	-	581	869
Loan principal repayments	149,413	53,965	67,105
Total loans sold and principal repayments	149,413	54,546	67,974
Decrease due to other items, net (2)	(2,959)	(403)	(948)
Net increase (decrease) in loan portfolio	$226,398	$32,315	$(8,430)

(1)	Includes loan participations with other lenders.

(2)	Other items consist of the undisbursed portion of loans in process, deferred fees and the allowance for loan losses. The 2017 balance consisted of the $3.0 million provision for loan losses recorded to the allowance and the $31,000 amortization of net loan fees. The 2016 balance consisted of the $225,000 provision for loan losses recorded to the allowance and the $177,000 amortization of net loan fees. The 2015 balance consisted of a $735,000 provision for loan losses recorded to the allowance.

One-to-Four Family Residential Mortgage Lending. A prudent lending activity continues to be the origination or purchase of loans secured by first mortgages on one-to-four family residential properties located in the Company’s market area. Our single-family residential mortgage loans are obtained through the lending department and branch personnel and to a lessor extend through correspondents. The balance of such loans increased, on a dollar basis, from $270.8 million or 87.8% of total loans at September 30, 2013 to $351.3 million, or 53.8% of total loans at September 30, 2017. The percentage of total loans as well as the total amount of such loans represented has decreased (excluding the effects of the acquisition of Polonia Bank) as our focus has shifted to the origination of commercial real estate loans and construction and land development.

Single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae. We have retained for portfolio a substantial portion of the single-family residential mortgage loans that we historically originate, including our jumbo residential mortgage loans, only selling certain long-term, fixed-rate loans bearing interest rates below certain levels established by the board. During fiscal year ended 2017, the Company sold 14 single-family residential loans servicing released totaling $2.6 million for a gain $52,000. We service all loans that we have originated and retained. We currently offer adjustable-rate mortgage and balloon loans, which are structured as shorter term fixed-rate loans (generally 10 years or less) followed by a final payment of the full amount of the principal due at the maturity date. Due to the interest rate environment, originations of such loans have been limited in recent years. At September 30, 2017, $60.0 million, or 17.7%, of our one-to-four family residential loan portfolio consisted of adjustable-rate loans, including hybrid loans. We also originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20 or 30 years, for resale in the secondary market.

While continuing to operate in the historically low current interest rate environment and to assist in the implementation of our asset/liability management policy, we have placed an emphasis on the origination of single-family mortgage loans to be sold in the secondary markets.

We underwrite one-to-four family residential mortgage loans with loan-to-value ratios of up to 95%, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property. We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. A licensed appraiser appraises all properties securing one-to-four family first mortgage loans. Our mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property.

Our single-family residential mortgage loans also include home equity loans and lines of credit, which amounted to $6.5 million and $14.1 million, respectively, at September 30, 2017. The unused portion of home equity lines was $6.1 million at such date. Our home equity loans are fully amortizing and have terms to maturity of up to 20 years. While home equity loans also are secured by the borrower’s residence, we generally obtain a second mortgage position on these loans. Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 80% or less at time of origination, although the preponderance of our home equity loans have combined loan-to-value ratios of 75% or less at time of origination. We also offer home equity revolving lines of credit with interest tied to the Wall Street Journal prime rate plus a stipulated margin. Generally, we have a second mortgage on the borrower’s residence as collateral on our home equity lines. In addition, our home equity lines generally have loan-to-value ratios (combined with any loan secured by a first mortgage) of 75% or less at time of origination. Our customers may apply for home equity lines as well as home equity loans at any banking office. While there has been decline in some collateral values due to the continued weak real estate market, we believe our conservative underwriting guidelines have minimized our exposure in that regard.

Construction and Land Development Lending. We have maintained our emphasis on construction and land development loans originations because construction loans have shorter terms to maturity, provide an attractive yield and generally have either higher fixed interest rates or adjustable interest rates.. At September 30, 2017, our construction and loan development loans amounted to $145.5 million, or 22.3% of our total loan portfolio. This amount includes $73.9 million of undisbursed loans in process. The average size of our construction and land development loans, excluding loans to our largest lending relationship, was approximately $3.3 million at September 30, 2017. Our construction loan portfolio has increased substantially since September 30, 2013 when construction loans amounted to $11.4 million or 3.7% of our total loan portfolio as compared to $145.5 million or 22.3% of our total loan portfolio at September 30, 2017.

Loans to finance the construction of condominium projects or single-family homes and subdivisions are generally offered to experienced builders in our primary market area with whom we have an established relationship. Residential construction and development loans are offered with terms of up to 36 months although typically the terms are 12 to 24 months. The maximum loan-to-value limit applicable to these loans is 75% of the appraised post construction value and the policy does not require amortization of the principal during the term of the loan. We often establish interest reserves and obtain personal and corporate guarantees as additional security on the construction loans. Interest reserves are used to pay the monthly interest payments during the development phase of the loan and are treated as an addition to the loan balance. Interest reserves pose an additional risk to the Company if it does not become aware of deterioration in the borrower’s financial condition before the interest reserve is fully utilized. In order to help monitor the risk, financial statements and tax returns are obtained from borrowers on an annual basis. Additionally, construction loans are reviewed at least annually pursuant to a third party loan review. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by approved appraisers or loan inspectors warrants. Construction loans are negotiated on an individual basis but typically have floating rates of interest based upon the Wall Street Journal prime rate plus a stipulated margin. Additional fees may be charged as funds are disbursed. In addition to interest payments during the term of the construction loan, we typically require that payments to reduce the principal outstanding be made as units are completed and released. Generally such principal payments must be equal to 110% of the amount attributable to the acquisition and development of the lot plus 100% of the amount attributable to construction of the individual home. We permit a pre-determined limited number of model homes to be constructed on an unsold or “speculative” basis. All other units must be pre-sold before we will disburse funds for construction. Construction loans also include loans to acquire land and loans to develop the basic infrastructure, such as roads and sewers. The majority of the construction loans are secured by properties located in our primary lending area.

Set forth below is a brief description of the five largest construction loan or loan relationships.

The largest construction loan is in the amount of $10.0 million of which $10.0 million has been disbursed as of September 30, 2017. This loan was originated March 2017 and is a participation interest in a $35.1 million loan purchased from another financial institution. The proceeds were used to acquire land and construct a 312 unit garden apartment complex in Winslow Township, New Jersey. The project was substantially complete as of September 30, 2017. The loan is performing in accordance with contractual terms.

The second largest construction loan is in the amount of $10.0 million of which $1.4 million has been disbursed as of September 30, 2017. This loan was originated in January of 2017. The proceeds will be used to construct 66 residential units and 9,000 square feet of retail space in Jersey City, New Jersey. The project was 14.3% complete as of September 30, 2017. The loan is performing in accordance with contractual terms.

The third largest construction loan is in the amount of $10.0 million of which $3.4 million has been disbursed as of September 30, 2017. The loan was originated in March of 2017 and is a participation interest in a $24.0 million loan purchased from another financial institution. The proceeds are being used to construct a six story building with 150 apartment units and 3,500 square feet of retail space. The project was 34.3% complete as of September 30, 2017. The loan is performing in accordance with contractual terms.

The fourth largest construction loan is in the amount of $10.0 million of which $624,000 has been disbursed as of September 30, 2017. The loan was originated in April 2017 and is a participation interest in a $35.0 million loan purchased from another financial institution. The proceeds are being used to construct a 212 unit apartment complex in Plainfield, New Jersey. The project was 6.3% complete as of September 30, 2017.The loan is performing in accordance with contractual terms.

The fifth largest construction loan is in the amount of $8.4 million of which $6.1 million has been disbursed as of September 30, 2017. The loan was originated July of 2017 and is a participation interest in a $16.8 million loan purchased from another financial institution. The proceeds are being used to construct a 200 unit apartment complex in Aberdeen Township, New Jersey. The project was 72.8% complete as of September 30, 2017. The loan is performing in accordance with contractual terms.

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

Multi-Family Residential and Commercial Real Estate Loans. At September 30, 2017, multi-family residential and commercial real estate loans amounted in the aggregate to $149.2 million or 22.9% of the total loan portfolio.

The commercial real estate and multi-family residential real estate loan portfolio consists primarily of loans secured by small office buildings, strip shopping centers, small apartment buildings and other properties used for commercial and multi-family purposes located in the Company’s market area. At September 30, 2017, the average commercial and multi-family real estate loan size was approximately $932,000. The largest multi-family residential or commercial real estate loan at September 30, 2017 was a $11.9 million fixed-rate loan secured by 38-unit luxury condominium building located in Brooklyn, New York with retail space on the first floor. The second largest multi-family residential or commercial real estate loan at September 30, 2017 was a $6.8 million fixed-rate loan used to develop a nine unit apartment building for student housing located in Philadelphia, PA. Substantially all of the properties securing the multi-family residential and commercial real estate loans are located in the Company’s primary lending area.

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

During the past year, the Company has shifted its emphasis to originate for portfolio more multi-family and commercial real estate loans, due to their higher yield and shorter duration. Although some delinquencies have existed with respect to these types of loans in our portfolio, no losses have been incurred over the past several years.

Consumer Lending Activities. We offer various types of consumer loans such as loans secured by deposit accounts and unsecured personal loans. Consumer loans are originated primarily through existing and walk-in customers and direct advertising. At September 30, 2017, $1.9 million, or 0.3% of the total loan portfolio consisted of consumer loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans. However, consumer loans have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.

Commercial Business Loans. At September 30, 2017, commercial business consisted of one loan that amounted to $488,000. The Bank anticipates being able to originate commercial business loans during fiscal year 2018.

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

Leases. The Company purchases small business equipment leases through a relationship with a local lender specializing in originating such loans. These leases are purchased based on remaining cash flow’s present value on agreed upon yield. This lender provides the servicing for leases purchased.

Loan Approval Procedures and Authority. Our Board of Directors establishes the Bank’s lending policies and procedures. Our various lending policies are reviewed at least annually by our management team and the Board in order to consider modifications as a result of market conditions, regulatory changes and other factors.

The Company maintains separate loan approval committees with tiered levels of approvals. Management Loan Committee, comprised of the Chief Operating Officer (“COO”), the Chief Lending Officer (“CLO”), the Chief Credit Officer (“CCO”), the Chief Financial Officer (“CFO”) and the Controller has lending approval authority up to $3.0 million. The next tier in the approval process, with an approval range of $3.0 million to $5.0 million, is the President’s Loan committee, comprised of the Chief Executive Officer (”CEO”) and the COO. All loans in excess of $5.0 million must be presented to the full board of directors for approval.  All loans submitted to the top tiers of approval must be recommended for approval by the Management Loan Committee.  For single-family residential loans originated for sale into the secondary market are processed through underwriting software and are reviewed for approval by two senior officers in the credit department

Asset Quality

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

We account for our impaired loans in accordance with generally accepted accounting principles. An impaired loan generally is one for which it is more likely than not, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, construction and land development and commercial business loans are individually evaluated for impairment on at least a quarterly basis by management. All loans classified as substandard as part of the loan review process or due to delinquency status are evaluated for potential impairment. There were $19.7 million of loans evaluated for impairment as of September 30, 2017 (of which $10.7 million is related to one relationship), consisting of $8.7 million of construction and land development loans, $8.3 million of one-to-four family residential loans, $2.3 million of commercial real estate loans, $317,000 of multi-family residential loans and $10,000 of consumer loans. Although no specific allocations were applied to these loans, there were partial charge-offs totaling $2.0 million during fiscal 2017. As of September 30, 2017, there were nine loans totaling $3.1 million designated as special mention loans consisting of six non-residential real estate loans aggregating $1.5 million, one residential investment property aggregating $1.4 million, and two single-family residential loans aggregating $275,000. As of September 30, 2016 there were five loans totaling $2.6 million designated as special mention loans, consisting of five single-family residential loans aggregating $1.7 million, two commercial real estate loans aggregating $943,000.

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

We review and classify assets on no less frequently than a quarterly basis and the Board of Directors is provided with reports on our classified and criticized assets. We classify assets in accordance with the management guidelines described above. At September 30, 2017 and 2016, we had no assets classified as “doubtful” or “loss” and $12.7 million and $14.6 million, respectively, of assets classified as “substandard.” In addition, there were $3.1 million and $2.6 million of loans designated as “special mention” as of September 30, 2017 and 2016, respectively. There was one loan totaling $1.4 million classified as non-performing included in the loans classified “special mention” as of September 30, 2016. See –“Construction and Land Development Lending”. See also -“Non-Performing Loans and Real Estate Owned.”

Delinquent Loans. The following table shows the delinquencies in the loan portfolio as of the dates indicated.

	September 30, 2017				September 30, 2016
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in Thousands)

One- to-four family residential	23	$1,746	21	$2,675	8	$1,860	17	$2,767
Multi-family residential	-	-	-	-	-	-	-	-
Commercial real estate	3	1,000	4	1,487	-	-	1	1,346
Construction and land development	-	-	5	8,724	-	-	5	10,288
Commercial business	-	-	-	-	-	-	-	-
Consumer	2	69	-	-	-	-	-	-
Total delinquent loans	28	$2,815	30	$12,886	8	$1,860	23	$14,401
Delinquent loans to total net loans	0.49%		2.26%		0.54%		4.17%
Delinquent loans to total loans	0.43%		1.97%		0.53%		4.09%

Non-Performing Loans and Real Estate Owned. The following table sets forth information regarding non-performing loans and real estate owned. The Company’s general policy is to cease accruing interest on loans which are 90 days or more past due and to reverse all accrued interest. At September 30, 2017, all of the loans listed as 90 or more days past due in the table above were in non-accrual status. At September 30, 2017, the Company had nine loans aggregating $6.0 million that were classified as troubled debt restructurings (“TDRs”). As of September 30, 2017, six of the TDRs were performing in accordance with their restructured terms. Three of such loans aggregating $4.9 million as of September 30, 2017 were classified as non-performing of which two totaling $3.5 million are related to one lending relationship and the remaining one for $1.4 million remained on non-accrual status as a result of not achieving a sufficiently sustained payment history under the restructured terms to justify returning the loan to performing (accrual) status.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal or interest and real estate owned) at the dates indicated.

	September 30,
	2017		2016		2015		2014	2013
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$5,107	(1)	$4,244	(1)	$3,547	(1)	$5,002 (1)	$4,259 (1)
Multi-family residential	-		-		-		-	-
Commercial real estate	1,566	(1)	1,346	(1)	1,589	(1)	877 (1)	2,375 (1)
Construction and land development	8,724	(1)	10,288	(1)	8,796	(1)	-	-
Commercial business	-		-		-		-	-
Consumer	-		-		-		-	-
Total non-accruing loans	15,397		15,878		13,932		5,879	6,634
Accruing loans 90 days or more past due:
One-to-four family residential	-		-		-		-	-
Multi-family residential	-		-		-		-	-
Commercial real estate	-		-		-		-	-
Construction	-		-		-		-	-
Commercial business	-		-		-		-	-
Consumer	-		-		-		-	-
Total accruing loans 90 days or more past due	-		-		-		-	-
Total non-performing loans (2)	15,397		15,878		13,932		5,879	6,634
Real estate owned, net (3)	192		581		869		360	406
Total non-performing assets	$15,589		$16,459		$14,801		$6,239	$7,040
Total non-performing loans as a percentage of loans	2.67%		4.56%		4.21%		1.83%	2.16%
Total non-performing loans as a percentage of total assets	1.71%		2.84%		2.86%		1.12%	1.09%
Total non-performing assets as a percentage of total assets	1.73%		2.94%		3.04%		1.19%	1.16%

(1) Includes at: (i) September 30, 2017, $5.7 million of troubled debt restructurings (TDRs) that were classified non-performing consisting of a $3.6 million construction and land development loan, a $1.4 million one-to-four family loan and five commercial real estate loans aggregating $1.6 million; (ii) September 30, 2016, $5.7 million of troubled debt restructurings (TDRs) that were classified non-performing consisting of a $3.6 million construction and land development loan, a $1.4 million one-to-four family loan and a $729,000 commercial real estate loan; (iii) September 30, 2015, $5.8 million of TDRs that were classified non-performing consisting of a $3.6 million construction and land development loan, a $1.4 million one-to-four family loan and a $737,000 commercial real estate loan; (iv) September 30, 2014, $2.4 million of TDRs that were classified non-performing consisting of a $1.5 million one-to-four family loan and a $877,000 commercial real estate loan, and (v) at September 30, 2013, $2.1 million of TDRs consisting of a one-to-four family loan in the amount of $157,000 and five commercial real estate loans totaling $1.9 million.

(2) Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

(3) Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Interest income on non-accrual loans is recognized on the cash basis until either the loan is paid-in full or the Bank determines after a significant payment history has been achieved to warrant the involved loan being classified as a performing loan and being returned to accruing status. There was $161,000 of such interest recognized during fiscal 2017 while there was $175,000 of such interest recognized for non-accrual loans for fiscal 2016. Approximately $636,000 in additional interest income would have been recognized during the year ended September 30, 2017 if these loans had been performing during fiscal 2017.

At September 30, 2017, the Company’s non-performing assets totaled $15.6 million or 1.7% of total assets as compared to $16.5 million or 2.9% of total assets at September 30, 2016. Non-performing assets at September 30, 2017 included five construction loans aggregating $8.7 million, 33 one-to-four family residential loans aggregating $3.7 million, one single-family residential investment property loan in the amount $1.4 million and five commercial real estate loans aggregating $1.6 million. Non-performing assets also included at September 30, 2017 one real estate owned property consisting of a single-family residential property with a carrying value of $192,000. At September 30, 2017, the Company had nine loans aggregating $6.0 million that were classified as TDRs. Three of such loans aggregating $4.9 million were designated non-performing as of September 30, 2017 and on non-accrual status; one of such loans in the amount of $1.4 million has continued to make payments in accordance with the restructured loan terms, but management continues to have concerns over the borrower’s ability to make future payments and as a result has determined to not return the loan to performing status. The remaining two TDRs classified non-accrual totaling $3.5 million are a part of a troubled relationship totaling $10.7 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship). The primary project of the borrower is the subject of litigation between the Bank and the borrower and as a result, the project currently is not proceeding. Subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 of the federal bankruptcy code in June 2017. The Bank has moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The remaining six TDRs totaling $1.1 million have performed in accordance with the terms of their revised agreements and have been placed on accruing status. As of September 30, 2017, the Company had reviewed $19.7 million of loans for possible impairment of which $12.7 million was classified substandard compared to $19.4 million reviewed for possible impairment and $14.6 million of which was classified substandard as of September 30, 2016.

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

The carrying value of loans is periodically evaluated and the allowance is adjusted accordingly. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments that differ from those of management. Loans acquired from Polonia Bancorp amounted to $160.8 million of which there is no allowance for loan loss because these loans were recorded at fair value. A general credit mark of $2.3 million was recorded in connection with completion of the acquisition and is being amortized over 30 years. As of September 30, 2017, our allowance for loan losses of $4.5 million was 0.8% of total loans receivable and 29.0% of non-performing loans.

Charge-offs on loans totaled $2.0 million and $11,000 for the years ended September 30, 2017 and 2016, respectively. The charge-offs during fiscal 2017 were primarily the result of one borrowing relationship described in “-Non-performing Assets and Real Estate Owned” Section. Management took a prudent approach in writing down all substandard loans to the net realizable value of the applicable underlying collateral.

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

The following table shows changes in the allowance for loan losses during the periods presented.

	At or For the Year Ended September 30,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Total loans outstanding at end of period	$652,607	$351,891	$330,556	$330,696	$308,395
Average loans outstanding	487,999	327,877	323,398	319,126	278,582
Allowance for loan losses, beginning of period	3,269	2,930	2,424	2,353	1,881
Provision (recovery) for loan losses	2,990	225	735	240	(500)
Charge-offs:
One-to-four family residential	140	11	384	215	154
Multi-family residential and commercial real estate	-	-	-	-	-
Construction and land development	1,819	-	-	-	-
Commercial business	-	-	-	-	-
Consumer	16	-	-	-	-
Total charge-offs	1,975	11	384	215	154
Recoveries on loans previously charged off	182	125	155	46	1,126
Allowance for loan losses, end of period	$4,466	$3,269	$2,930	$2,424	$2,353

Allowance for loan losses as a percent of total loans	0.78%	0.94%	0.93%	0.75%	0.77%
Allowance for loan losses as a percent of non-performing loans	29.01%	20.59%	21.03%	41.24%	35.47%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.37%	-0.03%	0.07%	0.05%	NM*

* Not meaningful.

The following table shows how the allowance for loan losses is allocated by type of loan at each of the dates indicated.

	September 30,
	2017		2016		2015		2014		2013
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %
	of	of Total	of	of Total	of	of Total	of	of Total	of	of Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
	(Dollars in Thousands)
One-to-four family residential	$1,241	53.80%	$1,624	66.40%	$1,636	78.40%	$1,663	85.47%	$1,384	87.81%
Multi-family residential	205	3.30%	137	3.50%	66	1.90%	66	2.17%	22	1.85%
Commercial real estate	1,201	19.60%	859	22.70%	231	7.80%	122	4.87%	70	6.33%
Construction and land development	1,358	22.30%	318	6.20%	725	11.80%	323	6.77%	653	3.68%
Commercial business	4	0.10%	1	0.00%	-	0.00%	15	0.60%	4	0.19%
Leases	23	0.70%	21	0.90%	-	0.00%	-	0.00%	-	0.00%
Consumer	24	0.30%	10	0.30%	4	0.10%	4	0.12%	2	0.14%
Unallocated	410	-	299	-	268	-	231	-	218	-
Total allowance for loan losses	$4,466	100.10%	$3,269	100.00%	$2,930	100.00%	$2,424	100.00%	$2,353	100.00%

The aggregate allowance for loan losses increased by $1.2 million from September 30, 2016 to September 30, 2017, due to a provision of $3.0 million, partially offset by a net charge off of $1.8 million recorded during the period. Substantially all of the charge offs for fiscal 2017 related to one borrowing relationship. During the year ended September 30, 2016, we recorded a provision in the amount of $225,000 primarily due to the increase in the level of commercial real estate loans. Fluctuations in the allowance may occur based on management’s consideration of the known and inherent losses in the loan portfolio that are reasonably estimable as well as current qualitative and quantitative risk factors at the time of the analysis.

Investment Activities

General. We invest in securities in accordance with policies approved by our board of directors. The investment policy designates the President, CFO and Controller as the Investment Committee, which is authorized by the board to make the Bank’s investments consistent with the investment policy. The Board of Directors of the Bank reviews all investment activity on a monthly basis.

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

The Company has portfolio corporate debt securities with an investment grade rating from one of the three largest rating agencies, Standard and Poors, Moody’s, Fitch and Kroll. In purchasing these types of securities, the Company looks for known publicly trading entities along with utilizing the credit department to underwrite each issuing entity as if it were a direct commercial loan. The mortgage-backed securities consist both of mortgage pass-through and cmos guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.

The Company has portfolio municipal and government subdivisions securities which are graded at least “A” by a national rating agency. The securities are exempt from taxation.

At September 30, 2017, the investment and mortgage-backed securities portfolio amounted to $239.7 million or 26.6% of total assets at such date. The largest component of the securities portfolio as of September 30, 2017 consisted of mortgage-backed securities which amounted to $125.1 million or 52.2% of the securities portfolio at September 30, 2017. In addition, we invest in U.S Government and agency obligations and to a significantly lesser degree, other securities.

The securities are classified at the time of acquisition as available for sale, held to maturity or trading. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the amortized cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income. At September 30, 2017, we had $61.3 million of investment and mortgage-backed securities classified as held to maturity, $178.4 million of investment and mortgage-backed securities classified as available for sale and no securities classified as trading securities.

The following table sets forth certain information relating to the investment and mortgage-backed securities portfolios at the dates indicated.

	September 30,
	2017		2016		2015
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)
Mortgage-backed securities - U.S.
Government agencies	$126,459	$125,423	$97,289	$98,506	$69,917	$71,047
U.S. Government and agency obligations	59,625	57,840	54,487	54,793	73,917	73,254
Corporate debt securities	34,500	34,400	25,411	26,053	-	-
State and political subdivisions	20,781	20,842	-	-	-	-
Total debt securities	241,365	238,505	177,187	179,352	143,834	144,301
FHLMC preferred stock	6	76	6	42	6	59
Total investment and mortgage-backed securities	$241,371	$238,581	$177,193	$179,394	$143,840	$144,360

The following tables set forth the amortized cost of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2017.

	Amounts at September 30, 2016 Which Mature In
			Over One		Over Five
		Weighted	Year	Weighted	Years	Weighted	Over	Weighted		Weighted
	One Year	Average	Through	Average	Through	Average	Ten	Average		Average
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield	Total	Yield
	(Dollars in Thousands)
Bonds and other debt securities:
U.S. Government and agency obligations	$-	-	$1,999	5.50%	$9,000	2.58%	$48,626	2.23%	$59,625	2.39%
Mortgage-backed securities	-	-	2	2.40%	99	4.09%	126,358	2.59%	126,459	2.59%
Corporate debt securities	-	-	2,046	2.97%	29,986	3.87%	2,468	3.25%	34,500	3.78%
State and political subdivisions	-	-	867	2.00%	13,601	3.17%	6,313	3.09%	20,781	3.10%
Total	$-	-	$4,914	3.83%	$52,686	3.47%	$183,765	2.52%	$241,365	2.75%

The following table sets forth the purchases and principal repayments of our mortgage-backed securities at amortized cost during the periods indicated.

	At or For the
	Year Ended September 30,
	2017	2016	2015
	(Dollars in Thousands)
Mortgage-backed securities at beginning of period	$97,289	$69,917	$54,190
Purchases	48,212	49,639	24,865
Sale of mortgage-backed securities available for sale	(5,421)	(11,560)	-
Other than temporary impairment of securities (1)	-	-	-
Maturities and repayments	(13,871)	(10,768)	(9,372)
Amortizations of premiums and discounts, net	250	61	234
Mortgage-backed securities at end of period	$126,459	$97,289	$69,917
Weighted average yield at end of period	2.59%	2.38%	2.44%

(1)	Impairment primarily relates to non-agency mortgage-backed securities received in the redemption in kind of an investment in a mutual fund. The Company sold the remaining mortgage-backed securities received in the redemption in kind as of September 30, 2015.

Sources of Funds

General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At September 30, 2017, 38.0% of the funds deposited with Prudential Savings were in core deposits, which are deposits other than certificates of deposit.

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

At September 30, 2017, jumbo CDs (certificates of deposit of $100,000 or more) amounted to $276.1 million, of which $169.3 million are scheduled to mature within twelve months subsequent to such date. At September 30, 2017, the weighted average remaining period until maturity of the certificate of deposit accounts was 16.5 months. During fiscal 2017, jumbo CDs from government agencies and other financial institutions were utilized to fund growth.

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	September 30,
	2017		2016		2015
	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount	% of Total Deposits
	(Dollars in Thousands)
Certificate accounts:
Less than 1.00%	$62,523	9.83%	$111,899	28.75%	$64,717	17.73%
1.00% - 1.99%	294,860	46.36%	98,921	25.42%	86,203	23.61%
2.00% - 2.99%	36,942	5.81%	13,117	3.37%	45,121	12.36%
Total certificate accounts	$394,325	62.00%	$223,937	57.54%	$196,041	53.70%

Transaction accounts:
Savings	101,743	16.00%	70,924	18.22%	70,355	19.27%
Checking:
Interest-bearing	9,375	1.47%	3,804	0.98%	2,293	0.63%
Non-interest-bearing	54,267	8.53%	34,984	8.99%	35,649	9.76%
Money market	76,272	11.99%	55,552	14.27%	60,736	16.64%
Total transaction accounts	$241,657	38.00%	$165,264	42.46%	$169,033	46.30%
Total deposits	$635,982	100.00%	$389,201	100.00%	$365,074	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended September 30,
	2017			2016			2015
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Savings	$97,710	$51	0.05%	$73,030	$83	0.11%	$75,203	$208	0.28%
Interest-bearing checking and money market accounts	127,172	197	0.08%	92,751	165	0.18%	100,482	323	0.32%
Certificate accounts	325,824	3,682	1.13%	211,517	2,613	1.24%	207,391	2,899	1.40%
Total interest-bearing deposits	550,706	$3,830	0.70%	377,298	$2,861	0.76%	383,076	$3,430	0.90%

Non-interest-bearing deposits	13,390		0.68%	6,618		0.75%	5,662		0.88%
Total deposits	$564,096			$383,916			$388,738

The following table shows the deposit cash flows during the periods indicated.

	Year Ended September 30,
	2017	2016	2015
	(In Thousands)
Deposits made	$678,878	$364,745	$296,394
Deposits Acquired (Polonia)	172,243	-	-
Withdrawals	(606,984)	(343,535)	(325,584)
Interest credited	2,644	2,917	3,239
Total increase (decrease) in deposits	$246,781	$24,127	$(25,951)

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at September 30, 2017.

	Maturing in the 12 Months Ending September 30,
Certificates of Deposit	2018	2019	2020	Thereafter	Total
	(In Thousands)
Less than 1.00%	$57,275	$5,248	$-	$-	$62,523
1.00% - 1.99%	177,234	53,255	45,523	18,848	294,860
2.00% - 2.99%	1,898	7,073	3,200	24,771	36,942
Total certificate accounts	$236,407	$65,576	$48,723	$43,619	$394,325

The following tables show the maturities of our certificates of deposit of $100,000 or more at September 30, 2017, by time remaining to maturity.

		Weighted
Quarter Ending:	Amount	Avg Rate
	(Dollars in Thousands)
December 31, 2017	$53,614	1.10%
March 31, 2018	69,139	1.31%
June 30, 2018	35,607	1.37%
September 30, 2018	20,149	1.45%
After September 30, 2018	97,579	1.73%
Total certificates of deposit with balances of $100,000 or more	$268,088	1.44%

Borrowings. From time to time we utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund the operations as part of the operating and liquidity strategy. See “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. These FHLB advances are collateralized primarily by certain mortgage loans and mortgage-backed securities and secondarily by an investment in capital stock of the Federal Home Loan Bank of Pittsburgh. There are no specific credit covenants associated with these borrowings. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank of Pittsburgh. At September 30, 2017, the Company had $114.3 million in outstanding advances with the FHLB, and in addition had the ability to obtain additional advances in the amount of $277.5 million. The Bank utilized the FHLB advances to fund an investment leverage strategy along with funding growth in the loan and investment portfolios.

The following table shows certain information regarding short-term borrowings at or for the dates indicated:

	At or For the Year Ended September 30,
	2017	2016	2015
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$21,784	$20,000	$162
Maximum amount outstanding at any month-end during the period	35,000	8,975	340
Balance outstanding at end of period	20,000	20,000	0
Average interest rate during the period	1.31%	1.17%	0.00%
Weighted average interest rate at end of period	0.84%	1.23%	0.00%

The following table shows certain information regarding long-term borrowings at or for the dates indicated:

Lomg-term FHLB advances:	Maturity range		weighted average	Stated interest rate range
Description	from	to	interest rate	from	to	2017	2016
Fixed Rate - Advances	17-Nov-17	22-Sep-22	2.22%	1.15%	4.15%	$88,795	$23,745
Fixed Rate - Amortizing	1-Dec-17	15-Aug-23	1.64%	1.16%	1.94%	5,523	6,893
Total						$94,318	$30,638

Subsidiaries

The Company has only one direct subsidiary: Prudential Savings Bank. The Bank’s sole subsidiary as of September 30, 2017 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered corporation established to hold investment securities. As of September 30, 2017, PSB had assets of $155.5 million primarily consisting of mortgage-backed and investment securities. We may consider the establishment of one or more additional subsidiaries in the future.

Employees

At September 30, 2017, we had 80 full-time employees, and seven part-time employees. None of such employees are represented by a collective bargaining group, and we believe that the Company’s relationship with its employees is good.

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

The common stock of Prudential Bancorp is registered with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. Prudential Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. Prudential Bancorp’s common stock is listed on the Nasdaq Global Market under the symbol “PBIP.” The Nasdaq Stock Market listing requirements impose additional requirements on us, including, among other things, rules relating to corporate governance and the composition and independence of our board of directors and various committees of the board, such as the audit committee.

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

•          Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.

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

Regulation of Prudential Bank

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

The Dodd Frank Act raises the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% and requires the FDIC to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions). In March 2016, the FDIC adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%. The reserve ratio reached 1.15% effective as of June 30, 2016. This surcharge period became effective July 1, 2016 and is expected to end by December 31, 2018. Small institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits will apply to reduce regular assessments by 2.0 basis points for quarters when the reserve ratio is at least 1.38%.

Effective July 1, 2016 the FDIC adopted changes that eliminated its risk-based premium system. The FDIC assesses deposit insurance premiums on the assessment base of a depository institution, which is their average total asset reduced by the amount of its average tangible equity. For a small institution (one with assets of less than $10 billion) that has been federally insured for at least five years, effective July 1, 2016, the initial base assessment rate ranges from 3 to 30 basis points, based on the institution’s CAMELS composite and component ratings and certain financial ratios: its leverage ratio; its ratio of net income before taxes to total assets; its ratio of nonperforming loans and leases to gross assets; its ratio of other real estate owned to gross assets; its brokered deposits ratio (excluding reciprocal deposits if the institution is well capitalized and has a CAMELS composite rating of 1 or 2); its one year asset growth ratio (which penalizes growth adjusted for mergers in excess of 10%); and its loan mix index (which penalizes higher risk loans based on historical industry charge off rates).  The initial base assessment rate is subject to downward adjustment (not below 1.5%) based on the ratio of unsecured debt the institution has issued to its assessment base, and to upward adjustment (which can cause the rate to exceed 30 basis points) based on its holdings of unsecured debt issued by other insured institutions. Institutions with assets of $10 billion or more are assessed using a scorecard method. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

Recent Regulatory Capital Regulations. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as the Bank, a common equity Tier 1 capital ratio of 4.5% became effective on January 1, 2016. The new capital rules also increased the current minimum Tier 1 capital ratio from 4.0% to 6.0% beginning on January 1, 2016. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer to be phased in from January 1, 2016 until January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules (described below), but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

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

At September 30, 2017, the Bank exceeded all of its regulatory capital requirements, with Tier 1, Tier 1 common equity, Tier 1 (to risk-weighted assets) and total risk-based capital ratios of 13.59%, 21.97%, 21.97% and 22.86%, respectively.

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

Department Capital Requirements. The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At September 30, 2017, Prudential Savings’s capital ratios exceeded each of its capital requirements.

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

At September 30, 2017, the Bank was deemed to be a “well capitalized” institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth the Company and the Bank’s capital position relative to its respective regulatory capital requirements at September 30, 2017.

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes(1)		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

Tier 1 capital (to average assets)
Company	$130,128	14.81%	N/A	N/A	N/A	N/A
Bank	119,189	13.59	$35,093	4.00%	$43,866	5.0%
Tier 1 Common (to risk-weighted assets)
Company	130,128	23.94	N/A	N/A	N/A	N/A
Bank	119,189	21.97	24,411	4.5	35,260	6.5
Tier 1 capital (to risk-weighted assets)
Company	130,128	23.94	N/A	N/A	N/A	N/A
Bank	119,189	21.97	32,548	6.0	43,397	8.0
Total capital (to risk-weighted assets)
Company	134,963	24.83	N/A	N/A	N/A	N/A
Bank	124,024	22.86	43,397	8.0	54,247	10.0

(1)	The Company is not subject to the regulatory capital ratios imposed by Basel III on bank holding companies because the Company was deemed to be a small bank holding company as of September 30, 2017

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

In January 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged. The comment period ended in February 2010. As of September 30, 2017, a final rule has not been adopted.

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

In April 2011, the federal banking agencies and the SEC jointly published proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking. Those proposed regulations apply only to a financial institution or its holding company with $1 billion or more of assets. In June 2016, the federal banking agencies and the SEC published a new proposed rule to implement these provisions.

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At September 30, 2017, the Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Department. At September 30, 2017, the Bank was in compliance with these reserve requirements.

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

Regulatory Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board’s capital adequacy guidelines for bank holding company, on a consolidated basis, are similar to those imposed on the Bank by the FDIC. See “-Regulation of Prudential Savings Bank - Capital Requirements.” Moreover, certain of the bank holding company capital requirements promulgated by the Federal Reserve Board in 2013 became effective as of January 1, 2016. Those requirements establish four minimum capital ratios that Prudential Bancorp had to comply with as of that date as set forth in the table below. However, in May 2016, amendments to the Federal Reserve Board’s small bank holding company policy statement (the “SBHC Policy”) became effective which increased the asset threshold to qualify to utilize the provisions of the SBHC Policy from $500 million to $1.0 billion. Bank holding companies which are subject to the SBHC Policy are not subject to compliance with the regulatory capital requirements set forth in the table below until they exceed $1.0 billion in assets. As a consequence, as of June 30, 2016, Prudential Bancorp was not required to comply with the requirements set forth below until such time that its consolidated total assets exceed $1.0 billion or the Federal Reserve Board determines that Prudential Bancorp is no longer deemed to be a small bank holding company. However, if Prudential Bancorp had been subject to the requirements, it would have been in compliance with such requirements.

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

Volcker Rule Regulations. Regulations adopted by the federal banking agencies to implement the provisions of the Dodd-Frank Act commonly referred to as the Volcker Rule became effective on April 1, 2015 with full compliance being phased in over a period ending on July 21, 2016. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Prudential Bancorp is in compliance with the various provisions of the Volcker Rule regulations.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of an insured financial institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the insured financial institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the insured financial institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by an insured financial institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 2017, the Bank was in compliance with the above restrictions.

TAXATION

Federal Taxation

General. Prudential Bancorp and the Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. During fiscal 2017, the Internal Revenue Service had concluded an audit of the Company’s tax returns for the year ended September 30, 2014 and no adverse findings were noted. The federal and state income tax returns for taxable years through September 30, 2014 have been closed for purposes of examination by the Internal Revenue Service or the Pennsylvania Department of Revenue.

Prudential Bancorp files a consolidated federal income tax return with the Bank and its subsidiary, PSB. Any distributions made by Prudential Bancorp to its shareholders generally will be treated as cash dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

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

At September 30, 2017, the total federal pre-1988 reserve was approximately $6.6 million. The reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provisions have been made.

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

State and Local Taxation

Pennsylvania Taxation. Prudential Bancorp is subject to the Pennsylvania Corporate Net Income Tax and the Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2017 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

Prudential is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.50%. The Mutual Thrift Institutions Tax exempts Prudential Savings from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Prudential Savings. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

Item 1A. Risk Factors.

In analyzing whether to make or to continue on investment in our securities, investors should consider, among other factors, the following risk factors.

Our non-performing assets expose us to increased risk of loss

At September 30, 2017, we had total non-performing assets of $15.6 million, or 1.70% of total assets as compared to $16.5 million or 2.94% of total assets as of September 30, 2016. Our non-performing assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans and no interest income is recognized until the loan is performing and the financial condition of the borrower supports recording interest income on a cash basis. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of Prudential Savings. Finally, if our estimate of the allowance for loan losses is inaccurate, we will have to increase the allowance accordingly. At September 30, 2017, our allowance for loan losses amounted to $4.5 million, or 0.8% of total loans and 29.0% of non-performing loans, compared to $3.3 million, or 0.9% of total loans and 20.6% of non-performing loans at September 30, 2016.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to pay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The continued weakness in the national economy and the economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions, resulting in the increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary banking regulators, the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation, as part of their examination process, which may result in the establishment of an additional provision based upon the judgment of such agencies after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 0.8% of total loans and 29.0% of non-performing loans at September 30, 2017. Our allowance for loan losses at September 30, 2017 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require an increased provision to replenish the allowance, which would negatively affect earnings.

Our existing residential mortgage loans exposes us to lending risks, and the geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

At September 30, 2017, $351.3 million, or 53.8 % of our loan portfolio, was secured by one-to-four family real estate. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in our local housing market that occurred in recent years in many cases reduced the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Real estate values are affected by various factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies and natural disasters. Future weakness in economic conditions also could result in reduced loan demand and a decline in loan originations. In particular, a significant decline in real estate values would likely lead to a decrease in new construction, commercial real estate and residential mortgage loan originations and increased delinquencies and defaults in our real estate loan portfolio.

Our increased emphasis on originating construction and commercial real estate loans may expose us to increased lending risks.

At September 30, 2017, $145.5 million, or 22.3%, of our loan portfolio consisted of construction loans, including loans for the acquisition and development of property, and $127.6 million, or 19.6%, of our loan portfolio consisted of commercial real estate loans. Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied residential real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. We have attempted to minimize these risks by generally concentrating on residential construction loans in our market area to contractors with whom we have established lending relationships and by selling, with respect to larger construction and land development loans, participation interests in order to reduce our exposure. Likewise, commercial real estate loans generally expose a lender to a greater risk of loss than one-to-four family residential loans. Repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the property or business to cover operating expenses and debt service. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Changes in economic conditions that are out of the control of the borrower and lender could impact the value of the security for the loan, the future cash flow of the involved property, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. Additionally, any decline in real estate values may be more pronounced with respect to commercial real estate properties than residential properties. Also, many of construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

In recent periods, the majority of our non-performing assets have related to construction loans. At September 30, 2017, five construction loans aggregating $8.7 million were considered non-performing and on non-accrual status. All of these construction loans were related to a loan relationship consisting of nine loans with a total principal balance outstanding of $10.7 million, all of which was deemed non-performing as of such date. In addition, non-performing assets at September 30, 2017 included 33 one-to-four family loans aggregating $3.7 million, five commercial real estate loans aggregating $1.6 million and one single-family residential loan aggregating $1.4 million related to the same borrower.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the FDIC, the FRB and the Office of the Comptroller of the Currency (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of commercial real estate and multi-family loans represents 220.2% of the Bank’s total risk-based capital at September 30, 2017.

In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies, among other things, indicate the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FDIC, our primary federal regulator, were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, for reasons noted above or otherwise, our earnings would be adversely affected.

We have a high concentration of loans secured by real estate in our market area; adverse economic conditions in our market area have adversely affected, and may continue to adversely affect, our financial condition and result of operations

Substantially all of our loans are to individuals, businesses and real estate developers in Pennsylvania, New Jersey, New York and Delaware and our business depends significantly on general economic conditions in these market areas. Severe declines in housing prices and property values have been particularly acute in our primary market areas in recent years. A deterioration in economic conditions or a prolonged weakness in the economic recovery in our primary market areas could result in the following consequences, any of which could have a material adverse effect on our business:

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

Our results of operations are substantially dependent on our net interest income. At September 30, 2017, $269.2 million or 29.9 % of our assets was invested in investment securities, certificates of deposit, cash and amounts due from banks. These investments yield substantially less than the loans we hold in our portfolio. The weighted average yield on such assets for the year ended September 30, 2017 was 2.67% as compared to 4.12% for loans. Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets consisted of loans. In addition, at September 30, 2017, $178.4 million, or 74.4% of our investment securities, are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the material size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.

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

Higher interest rates would hurt our profitability

Management is unable to predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, unemployment, monetary policy, domestic and international disorder and instability in domestic and foreign financial markets, and investor and consumer demand. Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of single-family residential loans) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits). The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board (the “FOMC”), and market interest rates. The FOMC raised the federal funds rate twice to date in 2017 and may implement an additional increase as of the end of December 2017.

A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates (or, if adjustable, are initially fixed for periods of five to 10 years) and longer terms than our deposits and borrowings. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. As a result of our historical focus on the origination of one-to-four family residential mortgage loans, which focus has been emphasized in recent years due to asset quality issues experienced by our construction and land development lending activities, the majority of our loans have fixed interest rates. In addition, a large percentage of our investment securities and mortgage-backed securities have fixed interest rates and are classified as held to maturity. As is the case with many banks and savings institutions, our emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our assets. As of September 30, 2017, 41.7% of our loan portfolio had maturities of 10 years or more. Furthermore, at such date, only $91.8 million or 14.1% of the loans due after September 30, 2017 bear adjustable interest rates. At September 30, 2017, 38.0% of our deposits had no stated maturity date and 37.1% consisted of certificates of deposit with maturities of one year or less. This imbalance can create significant earnings volatility because interest rates change over time and are currently at historical low levels. As interest rates increase, our cost of funds will increase more rapidly than the yields on the bulk of our interest-earning assets. In addition, the market value of our fixed-rate assets for example, our investment and mortgage-backed securities portfolios, would decline if interest rates increase. For example, we estimate that as of September 30, 2017, a 200 basis point increase in interest rates would have resulted in our net portfolio value declining by approximately $34.1 million or 2.6%. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts.

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

However, in February 2017, the President issued an executive order that a policy of his administration would be making regulation efficient, effective, and appropriately tailored, and directed certain regulatory agencies to review and identify laws and regulations that inhibit federal regulation of the U.S. financial system in a manner consistent with the policies stated in the executive order. Any changes in laws or regulation as a result of this review could result in a repeal, amendment to or delayed implementation of the Dodd-Frank Act.

Changes in tax laws and regulations may adversely affect our operations and/or increase our costs of operations.

The Bank has deferred tax assets totaling $4.1 mil and any future reduction in the federal statutory tax rate could also cause a reduction in the economic benefit of the net operating loss and other deferred tax assets available to us and a corresponding charge to reduce the book value of the deferred tax asset recorded on our balance sheet. The U.S. House of Representatives and Senate have each passed tax reform legislation which, if enacted, would reduce the corporate income tax rate to 20%, from a current rate of 35%. At September 30, 2017, we had deferred tax assets with a net book value of $86.2 million, based on a federal tax rate of 35%. If the federal statutory corporate income tax rate is reduced to 20%, this asset will be revalued at the lower rate, resulting in a charge to income tax expense and a corresponding reduction in deferred tax assets.

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

The final rule includes new minimum risk-based capital and leverage ratios, which were effective for us on January 1, 2016, and refines the definition of what constitutes “capital” for calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. Prudential Savings elected to opt out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating its regulatory capital requirements. The final rule also establishes a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began being phased-in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

We have analyzed the effects of these new capital requirements on a fully phased-in basis, and we believe that we meet all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect as of September 30, 2017.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying dividends or repurchasing shares. Specifically, beginning in 2017, Prudential Savings ability to pay dividends is limited if it does not have the capital conservation buffer required by the new capital rules, which may further limit our ability to pay dividends to stockholders.

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

The fair value of our investment securities can fluctuate due to market conditions outside of our control

As of September 30, 2017, the fair value of our investment securities portfolio was approximately $238.6 million. We have historically taken a conservative investment strategy, with concentrations of securities that are backed by government sponsored enterprises. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

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

We expect that implementation of a new accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for the Bank for our first fiscal year beginning after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which we expect may require us to increase our allowance for loan losses, and to greatly increase the data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on our financial condition and results of operations.

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

The integration of Polonia Bancorp as a result of its merger with the Company may be more difficult, costly or time-consuming than expected.

Prudential Bancorp and Polonia Bancorp historically operated until the effective time of the merger on January 1, 2017, independently. The success of the merger will depend, in part, on the Company’s ability to successfully combine the businesses of Prudential Bancorp and Polonia Bancorp. Prudential Bancorp is integrating Polonia’s business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business in the markets in which Polonia Bancorp previously operated, which could have an adverse effect on Prudential Bancorp’s financial results and the value of its common stock. If Prudential Bancorp experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause the Company to lose current customers or cause customers of Polonia Bancorp to remove their accounts from Polonia Bancorp or Prudential Bancorp and move their business to competing financial institutions. Integration efforts will also divert management attention and resources. These integration matters could have an adverse effect on the Company for an undetermined period after consummation of the merger.

Prudential Bancorp may fail to fully realize the cost savings estimated for the merger with Polonia Bancorp.

Prudential Bancorp estimates that it will achieve cost savings from the merger when the two companies have been fully integrated. While the Company continues to be comfortable with these expectations as of the date of the Annual Report on Form 10-K for the year ended September 30, 2017, it is possible that the estimates of the potential cost savings could turn out to be incorrect.

The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower than what Prudential Bancorp expects and may take longer to achieve than anticipated. If the Company is not able to adequately address integration challenges, Prudential Bancorp may be unable to successfully integrate the Company’s and Polonia Bancorp’s operations or to realize the anticipated benefits of the integration of the two companies.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

We currently conduct business from our main office and ten banking offices. On January 1, 2017, the Company completed its acquisition of Polonia Bancorp and Polonia Bank, Polonia’s wholly owned subsidiary. The acquisition added five banking offices to our existing properties. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at September 30, 2017.

			Net Book Value
Description/Address	Leased/Owned	Date of Lease Expiration	of Property and Leasehold Improvements	Amount of Deposits
			(In Thousands)
Main Office	Owned	N/A	$202	$359,939
1834 West Oregon Avenue
Philadelphia, PA 19145-4725

Huntingdon Valley Executive Office	Owned	N/A	3,152	43,949
3993 Huntingdon Pike
Huntingdon Valley, PA

Broad Street Financial Center	Owned	N/A	182	38,725
1722 South Broad Street
Philadelphia, PA 19145-2388

Pennsport Financial Center	Owned	N/A	23	35,886
238A Moore Street
Philadelphia, PA 19148-1925

Old City Financial Center	Leased	May-19	0	10,035
28 North 3rd Street
Philadelphia, PA 19106-2108

Drexel Hill Financial Center	Leased	Sep-21	41	26,921
1270 Township Line Road
Drexel Hill, PA 19026-3105

Center City Financial Center	Leased	Oct-22	164	16,519
1500 JFk Boulevard
Philadelphia, PA 19103-5125

Alleghney Financial Center	Owned	N/A	837	49,176
2644-56 E Alleghney Avenue
Philadelphia, PA 19

Spring Garden Financial Center	Owned	N/A	1,477	25,504
2133-35 Spring Garden Street
Philadelphia, PA 19

Richmond Financial Center	Owned	N/A	222	3,739
4800 Richmond Street
Philadelphia, PA 191

Frankford Financial Center	Owned	N/A	414	25,589
8000 Frankford Avenue
Philadelphia, PA 191

Total			$6,714	$635,982

Item 3. Legal Proceedings

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

In addition, as the Chapter 11 bankruptcy is in its early stages, no prediction can be made as to the outcome thereof. However, the Bank believes that it has meritorious challenges to the Chapter 11 bankruptcy filed by the Gualtieri Parties and Affiliated Entities. The Bank recently filed a motion in the Federal Bankruptcy Court seeking to convert the bankruptcy to a Chapter 7 proceeding or in the alternative to appoint a Chapter 11 trustee to preserve the assets securing the Bank’s loans with the Gualtieri Parties and Affiliated Entities.

As previously disclosed, the Bank had reached a preliminary settlement in two putative shareholder derivative and class action lawsuits related to the merger of Polonia Bancorp with the Company, consolidated as Parshall v. Eugene Andruczyk et al., which were filed in the Circuit Court for Montgomery County, Maryland (“Maryland Court”) on July 21, 2016.

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

(a)       Our common stock is traded on the NASDAQ Global Market (NASDAQ) under the symbol “PBIP”. At December 1, 2017, there were approximately 356 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms and banks.

The following table shows the quarterly high and low trading prices of our stock, reported on the NASDAQ Stock Market, and the amount of cash dividends declared per share for each of the quarters in fiscal 2017 and 2016:

	Stock Price		Cash dividends
Quarter ended:	High	Low	per share
September 30, 2017	$18.96	$18.51	$0.03
June 30, 2017	18.48	18.13	0.03
March 31, 2017	18.13	17.68	0.03
December 31, 2016	17.39	17.04	0.03

	Stock Price		Cash dividends
Quarter ended :	High	Low	per share
September 30, 2016	$15.15	$13.95	$0.03
June 30, 2016	15.42	13.80	0.03
March 31, 2016	16.20	13.83	0.03
December 31, 2015	15.60	14.29	0.03

The following graph compares the cumulative total return of the Company common stock with the cumulative total return of the SNL Mid-Atlantic Thrift Index and the Nasdaq Stock Market (US Companies). The graph assumes that $100 was invested on September 30, 2012. Prices prior to October 17, 2013 are for Old Prudential Bancorp and have been adjusted for the .9442 exchange ratio applied as part of the mutual to-stock conversion. Cumulative total return assumes reinvestment of all dividends.

	Period Ending
Index	09/30/12	09/30/13	09/30/14	09/30/15	09/30/16	09/30/17
Prudential Bancorp Inc.	100.00	174.24	196.74	236.60	239.68	308.83
NASDAQ Composite Index	100.00	122.77	148.08	153.99	179.29	221.75
SNL Mid-Atlantic Thrift Index	100.00	116.47	128.86	151.23	151.49	176.33

(b)	Not applicable

(c)	The Company’s repurchases of equity shares for the fourth quarter of fiscal year 2017 were follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (1)
July 1 - 31, 2017	-	(2)	$-	-	188,159
August 1 - 31, 2017	37	(2)	$18.27	-	188,159
September 1 - 30, 2017	-	(2)	$-	-	188,159
	37

(1)	On July 15, 2015, the Company announced the Board of Directors had approved a second stock repurchase program authorizing the Company to repurchase up to 850,000 shares of common stock, approximately 10% of the Company’s outstanding shares upon completion of the first repurchase program.

(2)	Shares repurchased in connection with withholding shares to meet income tax withholding obligations upon the vesting of restricted stock awards.

Item 6. Selected Financial Data

Set forth below is selected financial and other data of Prudential Bancorp. Reference is made to the consolidated financial statements and related notes contained in Item 8 which provide additional information.

	At September 30,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Selected Financial and Other Data:
Total assets	$899,540	$559,480	$487,189	$525,483	$607,897
Cash and cash equivalents	27,903	12,440	11,272	45,382	158,984
Investment and mortgage-backed securities:
Held-to-maturity	61,284	39,971	66,384	80,840	83,732
Available-for-sale	178,402	138,694	77,483	57,817	41,781
Loans receivable, net	571,343	344,948	312,633	321,063	306,517
Deposits	635,982	389,201	365,074	391,025	542,748
FHLB advances	114,318	50,638	-	340	340
Non-performing loans	15,397	15,878	13,932	5,880	6,634
Non-performing assets	15,589	16,459	14,801	6,240	7,040
Total stockholders’ equity, substantially restricted	136,179	114,002	117,001	129,425	59,912
Banking offices	11	6	7	7	7

	Year Ended September 30,
	2017	2016	2015	2014	2013
	(Dollars in Thousands, except per share data)
Selected Operating Data:
Total interest income	$26,343	$17,483	$16,680	$16,465	$16,773
Total interest expense	5,266	3,326	3,430	3,401	4,344
Net interest income	21,077	14,157	13,250	13,064	12,429
Provision (recovery) for loan losses	2,990	225	735	240	(500)
Net interest income after provision (recovery) for loan losses	18,087	13,932	12,515	12,824	12,929
Total non-interest income	2,198	1,337	3,008	1,111	1,774
Total non-interest expense	16,566	11,290	13,175	11,465	11,250
Income before income taxes	3,719	3,979	2,348	2,470	3,453
Income tax expense	941	1,259	116	690	1,698
Net income	$2,778	$2,720	$2,232	$1,780	$1,755
Basic earnings per share	$0.33	$0.37	$0.27	$0.20	$0.18
Diluted earnings per share	$0.32	$0.36	$0.27	$0.19	$0.18
Dividends paid per common share	$0.12	$0.12	$0.27	$0.06	$0.00

Selected Operating Ratios(1):

Average yield earned on interest-earning assets	3.65%	3.40%	3.38%	3.28%	3.60%
Average rate paid on interest-bearing liabilities	0.82	0.80	0.90	0.89	1.04
Average interest rate spread(2)	2.83	2.60	2.49	2.39	2.56
Net interest margin(2)	2.92	2.75	2.69	2.61	2.67
Average interest-earning assets to average interest-bearing liabilities	111.83	124.28	128.72	130.51	111.15
Net interest income after provision for loan losses to non-interest expense	109.18	123.40	94.99	111.85	114.92
Total non-interest expense to total average assets	2.10	2.11	3.42	2.21	2.25
Efficiency ratio(3)	71.18	72.87	81.04	80.88	79.21
Return on average assets	0.35	0.51	0.58	0.34	0.35
Return on average equity	2.16	2.36	2.37	1.38	3.00
Average equity to average total assets	16.31	21.55	24.39	24.79	11.92

(Footnotes on next page)

	At or For the Year Ended September 30,
	2017	2016	2015	2014	2013
Asset Quality Ratios(4):
Non-performing loans as a percent of total loans receivable(5)	2.67%	4.60%	4.21%	1.83%	2.16%
Non-performing assets as a percent of total assets(5)	1.73	2.94	3.04	1.19	1.16
Allowance for loan losses as a percent of non-performing loans	29.01	20.59	21.03	41.24	35.47
Allowance for loan losses as a percent of total loans	0.78	0.94	0.93	0.75	0.77
Net charge-offs to average loans receivable	0.37	-0.03	0.07	0.05	-0.35

Capital Ratios(4):
Tier 1 leverage ratio
Company	14.81%	20.41%	23.73%	22.39%	12.54%
Bank	13.59	18.15	19.50	17.95	11.81

Tier 1 common risk-based capital ratio
Company	23.94	38.57	50.63	N/A	N/A
Bank	21.97	34.36	41.66	N/A	N/A

Tier 1 risk-based capital ratio
Company	23.94	38.57	50.63	57.21	26.69
Bank	21.97	34.36	41.65	40.52	25.15
Total risk-based capital ratio
Company	24.83	39.70	51.98	58.28	27.72
Bank	22.86	35.49	43.00	41.59	26.18

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

(2)	Average interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.

(5)	Non-performing assets generally consist of all loans on non-accrual, loans which are 90 days or more past due as to principal or interest, and real estate acquired through foreclosure or acceptance of a deed in-lieu of foreclosure. Non-performing assets and non-performing loans also include loans classified as troubled debt restructurings (“TDR”) due to being recently restructured and placed on non-accrual in connection with such restructuring. The TDRs in most cases are performing in accordance with their restructured terms. It is the Company’s policy to cease accruing interest on all loans which are 90 days or more past due as to interest or principal.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

At September 30, 2017, we had total assets of $899.5 million, including net loans of $571.3 million and $239.7 million of investment and mortgage-backed securities, total deposits of $636.0 million and total stockholders’ equity of $136.2 million.

The Company conducts community banking activities by accepting deposits and making loans secured by properties located primarily in our market area. Our lending products consist of residential mortgage loans, including loans for sale in the secondary market, along with commercial real estate, multi-family and construction loans. The Company also originates commercial business and consumer loans in an effort to maintain strong customer relationships.

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

Investment and Mortgage-Backed Securities Available for Sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of September 30, 2017 or 2016.

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

Business Combinations - At the date of acquisition the Company records the assets and liabilities of the acquired companies on the Consolidated Statement of Financial Condition at their estimated fair value. The results of operations for acquired companies are included in the Company’s Consolidated Statements of Operations beginning at the acquisition date. Expenses arising from acquisition activities are recorded in the Consolidated Statements of Operations during the period incurred. The difference between the purchase price and the fair value of the net assets acquired (including identified intangibles) is recorded as goodwill.

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

Derivative Financial Instruments, Contractual Obligations and Other Off Balance Sheet Arrangements.

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. To remain competitive in our local lending area and to support the Company’s asset/liability positioning, on occasion the Bank enters into interest rate swaps contract to control its funding costs.

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

Commitments

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2017.

	Total	Amount of Commitment Expiration - Per Period
	Amounts	Less than	1-3	3-5	After 5
	Committed	1 Year	Years	Years	Years
	(In Thousands)
Letters of credit	$1,352	$121	$1,231	$-	$-
Lines of credit (1)	7,443	1,303	-	-	6,140
Undisbursed portions of loans in process	73,858	22,105	48,051	-	3,702
Commitments to originate loans	45,906	45,906	-	-	-
Total commitments	$128,559	$69,435	$49,282	$-	$9,842

(1)	The majority of available lines of credit consist of home equity lines of credit.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at September 30, 2017.

		Payments Due By Period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$394,325	$236,407	$114,299	$43,619	$-
Advances from FHLB	94,318	35,777	34,087	22,480	1,974
Total long-term debt	488,643	272,184	148,386	66,099	1,974
Short-term borrowings, FHLB	20,000	20,000	-	-	-
Advances from borrowers for taxes and insurance	2,207	2,207	-	-	-
Operating lease obligations	3,012	394	631	498	1,489
Total contractual obligations	$513,862	$294,785	$149,017	$66,597	$3,463

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

	Year Ended September 30,
	2017			2016			2015
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities (3)	$60,094	$2,004	3.52%	$57,433	$1,550	2.69%	$81,110	$2,066	2.55%
Mortgage-backed securities	151,430	3,963	2.62%	114,709	2,973	2.58%	62,321	1,799	2.89%
Loans receivable (1)	487,999	20,107	4.12%	327,877	12,909	3.93%	323,398	12,760	3.95%
Other interest-earning assets	22,361	269	1.20%	13,103	51	0.39%	26,471	55	0.21%
Total interest-earning assets	721,884	26,343	3.65%	513,122	17,483	3.40%	493,300	16,680	3.38%
Non-interest-earning assets	65,485			21,622			21,078
Total assets	$787,369			$534,744			$514,378

Interest-bearing liabilities:
Savings accounts	$97,710	$51	0.05%	$73,030	$83	0.11%	$75,203	$208	0.28%
Checking and money market accounts	127,172	197	0.15%	92,751	165	0.18%	100,482	323	0.32%
Certificate accounts	325,824	3,682	1.13%	211,517	2,613	1.23%	207,391	2,899	1.40%
Total deposits	550,706	3,930	0.71%	377,298	2,861	0.76%	383,076	3,430	0.90%
FHLB advances	94,816	1,336	1.41%	35,585	465	1.30%	162	-	0.00%
Total interest-bearing liabilities	645,522	5,266	0.82%	412,883	3,326	0.80%	383,238	3,430	0.90%
Non-interest-bearing liabilities	13,390			6,618			5,662
Total liabilities	658,912			419,501			388,900
Stockholders' Equity	128,457			115,243			125,478

Total liabilities and stockholders' equity	$787,369			$534,744			$514,378
Net interest-earning assets	$76,362			$100,239			$110,062

Net interest income, interest rate spread		$21,077	2.83%		$14,157	2.60%		$13,250	2.49%
Net interest margin (2)			2.92%			2.75%			2.69%
Average interest-earning assets to average interest-bearing liabilities			111.83%			124.28%			128.72%

(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

(3)	Tax exempt yields have been adjusted to a tax-equivalent basis.

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

	2017 vs. 2016				2016 vs. 2015
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/	Total Increase			Rate/	Total Increase
	Rate	Volume	Volume	(Decrease)	Rate	Volume	Volume	(Decrease)
	(In Thousands)
Interest income:
Investment securities	$365	$72	$17	$454	$117	$(603)	$(30)	$(516)
Mortgage-backed securities	29	952	9	990	(188)	1,512	(150)	1,174
Loans receivable, net	601	6,304	293	7,198	(62)	177	34	149
Other interest-earning assets	107	36	75	218	48	(28)	(24)	(4)
Total interest income	1,102	7,364	394	8,860	(85)	1,058	(170)	803
Interest expense:
Savings accounts	(45)	28	(13)	(30)	(119)	(6)	4	(121)
Checking and money market accounts (interest-bearing and non-interest bearing)	(23)	61	(9)	29	(147)	(25)	12	(160)
Certificate accounts	(223)	1,412	(120)	1,069	(344)	58	-	(286)
Total deposits	(291)	1,501	(142)	1,068	(610)	27	16	(567)
FHLB advances	36	774	61	871	2	-	461	463
Total interest expense	(255)	2,275	(81)	1,939	(608)	27	477	(104)
Increase (decrease) in net interest income	$1,357	$5,089	$475	$6,921	$523	$1,031	$(647)	$907

Comparison of Financial Condition at September 30, 2017 and September 30, 2016

At September 30, 2017, the Company had total assets of $899.5 million, as compared to $559.5 million at September 30, 2016, an increase of $340.0 million or 60.8%. The substantial majority of the growth was attributable to the acquisition of Polonia Bancorp. In addition to the acquisition, the Company experienced growth in the balance of net loans receivable of $67.2 million or 19.5% not related to the acquisition when compared to the $344.9 million balance of net loans receivable as of September 30, 2016.

Total liabilities increased by $317.9 million to $763.4 million at September 30, 2017 from $445.5 million at September 30, 2016. As with the asset growth, the bulk of the liability growth resulted from the acquisition of Polonia Bancorp. In addition to the deposits assumed, the Company assumed $56.0 million in FHLB advances in connection with the acquisition. In addition to the deposit growth resulting from the acquisition, the Company experienced growth in deposits of $73.3 million or 18.8% when compared the balance outstanding at September 30, 2017 to the $389.2 million balance as of September 30, 2016.

Total stockholders’ equity increased by $22.2 million to $136.2 million at September 30, 2017 from $114.0 million at September 30, 2016. This increase was primarily due to the issuance of common stock to the stockholders of Polonia Bancorp in connection with the acquisition. In addition, stockholders’ equity was affected by the termination of the Bank’s employee stock ownership plan (“ESOP”) as of December 31, 2016. A portion of the shares of common stock held in the ESOP’s suspense account as collateral for the loans to the ESOP was used to satisfy the ESOP’s indebtedness in full. As a result of the ESOP termination, the Bank reduced its compensation expense by approximately $85,000 per quarter. In addition, stockholders’ equity was affected by a $1.6 million decline in the fair value of the Company’s available-for-sale portfolio.

Results of Operations for the Years Ended September 30, 2017, 2016 and 2015

General.

2017 vs. 2016. For the fiscal year ended September 30, 2017, the Company recognized net income of $2.8 million, or $0.32 per diluted share, as compared to net income of $2.7 million, or $0.36 per diluted share for the fiscal year ended September 30, 2016. The fiscal year 2017 results included a one-time $2.5 million pre-tax expense related to the Polonia Bancorp acquisition as well as a $1.9 million non-cash pre-tax charge-off associated with a large lending relationship. Increased profitability for the year ended September 30, 2017 was primarily attributable to an increase in net interest income.

2016 vs 2015. For the fiscal year ended September 30, 2016, the Company recognized net income of $2.7 million, or $0.36 per diluted share, as compared to net income of $2.2 million, or $0.27 per diluted share for the fiscal year ended September 30, 2015. Increased profitability for the year ended September 30, 2016 was primarily attributable to an increase in net interest income, gains recognized on the sale of mortgage-backed securities and a reduction in the provision for loan losses recorded during the fiscal 2016. In addition, the Company reduced its non-interest expenses by approximately $1.9 million (including the effect of expenses related to the merger with Polonia) resulting from a comprehensive expense reduction program which began at the beginning of the fiscal 2016. Profitability for the year ended September 30, 2016 primarily reflected the $2.1 million aggregate gain realized on the sale of three branch offices as well as a $138,000 gain on the sale of a SBA loan, partially offset by a provision for loan losses of $735,000 and increased non-interest expense primarily related to salaries and benefits expense.

Net Interest Income.

2017 vs. 2016. For the year ended September 30, 2017, net interest income increased to $21.1 million as compared to $14.2 million for the same period in fiscal 2016. The increase reflected an $8.9 million, or 50.7%, increase in interest income, partially offset by a $1.9 million increase, or 58.3%, in interest paid on deposits and borrowings. The increase in net interest income for fiscal 2017 was primarily due to the increase in the weighted average balance of earning assets reflecting in large part the addition of earning assets acquired as of January 1, 2017 upon completion of the Polonia acquisition. The weighted average yield on interest earning assets increased 25 basis points to 3.65% while the cost of funds increased only 1 basis point to 0.82%.

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

Provision for Loan Losses.

2017 vs. 2016. The Company established provisions for loan losses of $3.0 million for the year ended September 30, 2017 primarily due to the $1.9 million charge-off related to the borrower whose primary project financed by the Bank involves the proposed development of 169 residential lots. The Bank and the borrower are in litigation and no resolution of the situation has been arrived at as of the date hereof in part due to the bankruptcy filing by the borrower effected in June 2017. In light of the status of both the litigation as well as the progress of construction of the project, the Company recorded a $1.9 million non-cash charge-off during the quarter ended March 31, 2017. The remaining portion of the provision recorded during the year ended September 30, 2017 was related to the increase in the outstanding balance of loans. The loans acquired from Polonia Bancorp initially did not have any impact on the allowance for loan losses, because they were acquired at their fair value. Any write-downs to fair value were reflected in the one-time merger-related charge. In the event that the credit quality of any loans acquired from Polonia Bancorp credit should deteriorate in the future, additional provisions may be required.

The allowance for loan losses totaled $4.5 million, or 0.8% of total loans and 29.0% of total non-performing loans (which included loans acquired from Polonia Bancorp at their fair-value) at September 30, 2017 as compared to $3.3 million, or 0.9% of total loans and 20.6% of total non-performing loans at September 30, 2016. The Company believes that the allowance for loan losses at September 30, 2017 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

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

Non-interest Income.

2017 vs. 2016. With respect to the year ended September 30, 2017, non-interest income amounted to $2.2 million compared with $1.3 million for fiscal 2016. The increase experienced in 2017 was primarily attributable to the addition of five full-service financial centers, along with the related customer deposit base (increased ATM fees as well as account service charges and transaction fees), acquired from Polonia Bancorp along with an increased return on bank owned life insurance (“BOLI”) as a result of the increase in the amount of BOLI due to the purchase of an additional $10.0 million of BOLI in the first quarter of the fiscal year.

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

Non-interest Expense.

2017 vs. 2016. For the year ended September 30, 2017, non-interest expense increased $5.3 million, to $16.6 million compared to fiscal year 2016. The primary reason for the increase for year ended September 30, 2017 was the additional expense resulting from the Polonia Bancorp acquisition which added five financial centers to our branch network as well as additional personnel. In addition, the Company recorded a one-time merger related charge of approximately $2.5 million, pre-tax, during the quarter ended March 31, 2017.

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

Income Tax Expense.

2017 vs. 2016. For the year ended September 30, 2017, the Company recorded income tax expense of $941,000 resulting in an effective tax rate of 25.3%, compared to $1.3 million and an effective tax rate of 31.6% for fiscal 2016. The effective tax rate for the year ended September 30, 2017 was lower due to the increased tax free income from BOLI and tax benefits associated with the exercise of stock options and vesting of restricted stock.

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

Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2017, our cash and cash equivalents amounted to $27.9 million. In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $178.4 million at September 30, 2017.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2017, we had certificates of deposit maturing within the next 12 months amounting to $235.8 million. We anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us unless we determine to lower rates to below those of our competition in order to facilitate the reduction of higher cost deposits during periods when there is excess cash on hand or in order to satisfy our asset/liability goals. There were no deposits as of September 30, 2017 requiring the pledging of collateral.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity requirements should the need arise. As of September 30, 2017, the Company had $277.5 million of available borrowing capacity along with a line of credit has also been established with the Federal Reserve Bank of Philadelphia. In addition, the Bank has the ability to generate brokered certificates of deposit.

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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2017, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2017, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 5.4% to 30.7%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.8% to 17.9%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from an internal analysis of our accounts up to a maximum of ten years.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities	$8,350	$16,710	$39,987	$35,823	$138,816	$239,686
Loans receivable(2)	94,109	84,258	159,289	102,196	131,491	571,343
Other interest-earning assets (3)	25,629	-	6,251	1,355	-	33,235
Total interest-earning assets	$128,088	$100,968	$205,527	$139,374	$270,307	$844,264

Interest-bearing liabilities:
Savings accounts	$3,881	$10,472	$17,884	$16,728	$52,773	$101,738
Checking and money market accounts	3,485	10,440	17,504	14,289	84,826	130,544
Certificate accounts	73,886	161,900	114,925	43,614	-	394,325
Advances from Federal Home Loan Bank	12,915	25,062	33,095	42,925	321	114,318
Real estate tax escrow accounts	2,207	-	-	-	-	2,207
Total interest-bearing liabilities	$96,374	$207,874	$183,408	$117,556	$137,920	$743,132

Interest-earning assets less interest-bearing liabilities	$31,714	$(106,906)	$22,119	$21,818	$132,387	$101,132

Cumulative interest-rate sensitivity gap(4)	$31,714	$(75,192)	$(53,073)	$(31,255)	$101,132

Cumulative interest-rate gap as a percentage of total assets at September 30, 2017	3.53%	-8.36%	-5.90%	-3.47%	11.24%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2017	132.91%	75.29%	89.12%	94.84%	113.61%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes non-performing loans, gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.
(3)	Includes FHLB stock.
(4)	Interest-rate sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of September 30, 2017 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in
Interest Rates				NPV as % of Portfolio
In Basis Points	Net Portfolio Value			Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)

300	$118,264	$(49,472)	-29.49%	14.73%	-3.89%
200	$133,601	$(34,135)	-20.35%	16.03%	-2.59%
100	$151,181	$(16,555)	-9.87%	17.44%	-1.18%
Static	$167,736	$-	-	18.62%	-
(100)	$172,546	$4,810	2.87%	18.68%	0.06%
(200)	$169,568	$1,832	1.09%	18.09%	-0.53%
(300)	$174,435	$6,699	3.99%	18.33%	-0.29%

At September 30, 2016, the Company’s NPV was $129.7 million or 23.2% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would have been $102.1 million or 20.0% of the market value of assets, a decline of approximately 21.3%. The change in the NPV ratio or Company’s sensitivity measure was a decrease of 321 basis points.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Exposure to Changes in Interest Rates.”

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Prudential Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Prudential Bancorp, Inc. and subsidiary as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2017. These consolidated financial statements are the responsibility of Prudential Bancorp, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prudential Bancorp, Inc. and subsidiary as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prudential Bancorp, Inc. and subsidiary’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated December 14, 2017, we expressed an unqualified opinion on the effectiveness of Prudential Bancorp, Inc. and subsidiary’s internal control over financial reporting.

/s/ SR Snodgrass, PC.
Cranberry Township, Pennsylvania
December 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Prudential Bancorp, Inc.

We have audited Prudential Bancorp Inc. and subsidiary’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Prudential Bancorp, Inc. and subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Prudential Bancorp, Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Prudential Bancorp, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by COSO in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated statements of financial condition of Prudential Bancorp, Inc. and subsidiary as of September 30, 2017 and 2016 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2017, and our report dated December 14, 2017, expressed an unqualified opinion.

/s/ SR Snodgrass, PC
Cranberry Township, Pennsylvania
December 14, 2017

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	September 30,
	2017	2016
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$2,274	$1,965
Interest-bearing deposits	25,629	10,475

Total cash and cash equivalents	27,903	12,440

Certificates of deposit	1,604	1,853
Investment and mortgage-backed securities available for sale (amortized cost— September 30, 2017, $180,087; September 30, 2016, $137,222)	178,402	138,694
Investment and mortgage-backed securities held to maturity (fair value— September 30, 2017, $60,179; September 30, 2016, $40,700)	61,284	39,971
Loans receivable—net of allowance for loan losses (September 30, 2017, $4,466; September 30, 2016, $3,269)	571,343	344,948
Accrued interest receivable	2,825	1,928
Real estate owned	192	581
Federal Home Loan Bank stock—at cost	6,002	2,463
Office properties and equipment—net	7,804	1,344
Bank owned life insurance (BOLI)	28,048	13,055
Deferred income taxes, net	4,091	569
Goodwill	6,102	-
Core deposit intangible	709	-
Prepaid expenses and other assets	3,231	1,634
TOTAL ASSETS	$899,540	$559,480

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Non-interest-bearing	$9,375	$3,804
Interest-bearing	626,607	385,397
Total deposits	635,982	389,201
Advances from Federal Home Loan Bank -Short Term	20,000	20,000
Advances from Federal Home Loan Bank - Long Term	94,318	30,638
Accrued interest payable	1,933	1,403
Advances from borrowers for taxes and insurance	2,207	1,748
Accounts payable and accrued expenses	8,921	2,488

Total liabilities	763,361	445,478

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 10,819,006 issued and 9,008,125 outstanding at September 30, 2017; 9,544,809 issued and 8,045,544 outstanding at September 30, 2016	108	95
Additional paid-in capital	118,751	95,713
Unearned Employee Stock Ownership Plan ("ESOP") shares	-	(4,550)
Treasury stock, at cost: 1,810,881 shares at September 30, 2017 and 1,499,265 shares at September 30, 2016	(26,707)	(21,098)
Retained earnings	44,787	43,044
Accumulated other comprehensive (loss) income	(760)	798

Total stockholders' equity	136,179	114,002

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$899,540	$559,480

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2017	2016	2015
	(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest and fees on loans	$20,107	$12,909	$12,760
Interest on mortgage-backed securities	2,947	2,494	1,799
Interest and dividends on investments	3,180	1,979	2,003
Interest on interest-bearing deposits	109	101	118

Total interest income	26,343	17,483	16,680

INTEREST EXPENSE:
Interest on deposits	3,930	2,861	3,430
Interest on Advances from FHLB - short term	184	95	-
Interest on Advances from FHLB - long term	1,152	370	-

Total interest expense	5,266	3,326	3,430

NET INTEREST INCOME	21,077	14,157	13,250

PROVISION FOR LOAN LOSSES	2,990	225	735

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,087	13,932	12,515

NON-INTEREST INCOME:
Fees and other service charges	655	464	368
Gain on sale of mortgage-backed securities available for sale	235	418	-
Gain on sale of loans	52	11	138
Gain on sale of office properties	-	-	2,064
Earnings from BOLI	677	333	344
Other	579	111	94

Total non-interest income	2,198	1,337	3,008

NON-INTEREST EXPENSES:
Salaries and employee benefits	7,468	6,518	7,996
Data processing	697	456	413
Professional services	1,433	1,075	1,378
Office occupancy	962	670	701
Depreciation	553	325	304
Director compensation	282	424	354
Federal Deposit Insurance Corporation premiums	162	396	314
Real estate owned expense	(13)	19	22
Advertising	214	103	165
Merger related expenses	2,486	300	-
Core deposit amortization	112	-	-
Other	2,210	1,004	1,528

Total non-interest expenses	16,566	11,290	13,175

INCOME BEFORE INCOME TAXES	3,719	3,979	2,348

INCOME TAXES:
Current	801	1,275	461
Deferred expense (benefit)	140	(16)	(345)

Total	941	1,259	116

NET INCOME	$2,778	$2,720	$2,232

BASIC EARNINGS PER SHARE	$0.33	$0.37	$0.27

DILUTED EARNINGS PER SHARE	$0.32	$0.36	$0.26

DIVIDENDS PER SHARE	$0.12	$0.12	$0.27

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2017	2016	2015
	(Dollars in thousands)
Net income	$2,778	$2,720	$2,232

Unrealized holding gain(loss) on available-for-sale securities	(2,830)	1,801	1,471
Tax effect	962	(612)	(500)
Reclassification adjustment for net gains realized in net income	(235)	(418)	-
Tax effect	80	142	-
Unrealized holding gain (loss) on interest rate swaps	705	(202)	-
Tax effect	(240)	69	-
Total Other Comprehensive (loss)Income	(1,558)	780	971

Comprehensive Income	$1,220	$3,500	$3,203

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands)
BALANCE, SEPTEMBER 30, 2014	$95	$94,376	$(5,302)	$-	$41,209	$(953)	$129,425

Net income					2,232		2,232
Other comprehensive income						971	971
Dividends paid ($0.27 per share)					(2,222)		(2,222)
Purchase of treasury stock (1,095,184 shares)				(14,691)			(14,691)
Stock option expense		410					410
Recognition and Retention Plan expense		409					409
ESOP shares committed to be released (32,064 shares)		91	376				467

BALANCE, September 30, 2015	95	95,286	(4,926)	(14,691)	41,219	18	117,001

Net income					2,720		2,720
Other comprehensive income						780	780
Dividends paid ($0.12 per share)					(895)		(895)
Purchase of treasury stock (445,881 shares)				(7,047)			(7,047)
Stock option expense		455					455
Recognition and Retention Plan expense		462					462
Treasury stock used for Recognition and Retention Plan (41,800 shares)		(640)		640			-
ESOP shares committed to be released (32,064 shares)		150	376				526
BALANCE, September 30, 2016	95	95,713	(4,550)	(21,098)	43,044	798	114,002

Net income					2,778		2,778
Other comprehensive loss						(1,558)	(1,558)
Dividends paid ($0.12 per share)					(1,035)		(1,035)
Issuance of common stock	13	21,801					21,814
Purchase of treasury stock (43,735 shares)				(1,083)			(1,083)
Terminate ESOP (303,115 shares)		733	4,456	(5,189)			-
Treasury stock used for Recognition and Retention Plan (35,234 shares)		(663)		663			-
Stock option expense		531					531
Recognition and Retention Plan expense		578					578
ESOP shares committed to be released (8,879 shares)		58	94				152

BALANCE, September 30, 2017	$108	$118,751	$-	$(26,707)	$44,787	$(760)	$136,179

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOW

	Years Ended September 30,
	2017	2016	2015
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$2,778	$2,720	$2,232
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,990	225	735
Depreciation	553	325	304
Net accretion of premiums/discounts	349	(151)	(244)
Amortization of intangible assets	112	-	-
Earnings on BOLI	(677)	(333)	(344)
(Accretion)amortization of deferred loan fees and costs	(31)	177	214
Compensation expense of ESOP	152	526	467
Gain on sale of investment and mortgage-backed securities	(235)	(418)	-
Gain on sale of office properties	-	-	(2,064)
Gain on sale of real estate owned	(46)	(56)	-
Gain on sale of loans	(52)	(11)	(138)
Proceeds from the sale of loans held for sale	2,686	461	2,538
Originations of loans held for sale	(2,634)	(450)	(2,400)
Share-based compensation expense	1,109	917	772
Deferred income tax expense (benefit)	140	(16)	(345)
Changes in assets and liabilities which provided (used) cash:
Accrued interest payable	530	112	(195)
Accrued interest receivable	(897)	(263)	83
Other, net	(912)	(262)	1,097
Net cash provided by operating activities	5,915	3,503	2,712
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(22,647)	(30,500)	-
Purchase of investment and mortgage-backed securities available for sale	(57,814)	(49,639)	(24,865)
Purchase of corporate debt bonds	(24,381)	(25,495)	-
Principal collected on loans	150,561	53,965	67,105
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	1,255	56,988	14,506
Available for sale	19,228	4,348	6,865
Loans originated or acquired	(218,611)	(87,264)	(60,492)
Purchase certificate of deposits	498	(2,351)	-
Redemption of certificates of deposits	(249)	498	-
Purchase of Federal Home Loan Bank stock	(140)	(2,094)	-
Proceeds from redemption of Federal Home Loan Bank stock	-	-	852
Proceeds from sale of investment and mortgage-backed securities	20,863	11,560	-
Proceeds from sale of Polonia Bancorp Inc.'s investment portfolio acquired	67,154	-	-
Proceeds from sale of real estate owned	438	925	360
Acquisition, net of cash	3,966	-	-
Proceeds from the sale of office property	-	-	2,259
Purchase of bank owned life insurance	(10,000)	-	-
Purchases of equipment	(308)	(177)	(659)
Net cash (used in) provided by investing activities	(70,187)	(69,236)	5,931

PRUDENTIAL BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOW continued.

	Year Ended September 30, 2016
	2017	2016	2015
	(Dollars in thousands)

FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, and savings accounts	(21,609)	(3,548)	(9,353)
Net increase (decrease) in certificates of deposit	96,147	27,675	(16,598)
Net Increase from FHLB short-term borrowings	(7,000)	20,000	-
Proceeds from FHLB long-term borrowings	17,249	33,245	-
Repayment of borrowing from Federal Home Loan Bank	(3,393)	(2,607)	(340)
Purchase treasury stock	(6,272)	(7,047)	(14,691)
Cash dividends paid	(1,035)	(895)	(2,201)
Release unallocated shares from ESOP Plan	4,456	-	-
Repayment of remaining principal balance of ESOP Loan	733	-	-
Increase in advances from borrowers for taxes and insurance	459	78	430
Net cash provided by (used in) in financing activities	79,735	66,901	(42,753)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,463	1,168	(34,110)
CASH AND CASH EQUIVALENTS—Beginning of year	12,440	11,272	45,382
CASH AND CASH EQUIVALENTS—End of year	$27,903	$12,440	$11,272
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$4,736	$3,214	$3,625

Income taxes paid	$1,080	$600	$475

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:

Real estate acquired in settlement of of loans	$-	$581	$869

Acquisition of noncash assets and liabilities
Assets acquired:
Investment securities	67,154
Loans	160,785
Premises	6,702
Core deposit intangible	822
Goodwill	6,102
Bank owned life insurance	4,316
Deferred Tax Assets	3,492
FHLB Stock	3,399
Other assets	2,273
Total assets	$255,045
Liabilities assumed:
Deposits	$172,243
Advances	57,232
Other liabilities	7,722
Total liabilities assumed	$237,197
Net non-cash assets (liabilities) acquired	17,848
Cash acquired	$22,911

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Prudential Bancorp, Inc. (the “Company”) is a Pennsylvania corporation that was incorporated in June 2013 to be the successor corporation of Prudential Bancorp, Inc. of Pennsylvania (“Old Prudential Bancorp”), the former stock holding company for Prudential Bank (the “Bank”), a Pennsylvania-chartered, FDIC-insured savings bank with seven full service branches in the Philadelphia area. The Bank‘s primary federal banking regulator is the Federal Deposit Insurance Corporation. The Bank is principally in the business of attracting deposits from its community through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single-family residential loans. The Bank’s sole subsidiary as of September 30, 2017 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered corporation established to hold certain investments. As of September 30, 2017, PSB had assets of $155.5 million primarily consisting of investment and mortgage-backed securities.

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

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions in the consolidated financial statements are recorded in the allowance for loan losses, the fair value of financial instruments, other than temporary impairment of securities, goodwill and valuation of deferred tax assets. Actual results could differ from those estimates.

Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with original maturities of less than 90 days.

Certificates of Deposit—The Bank may purchase certificates of deposit issued by FDIC insured banks up to $249,000 and for a period of one to three years.

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

Other-than-temporary impairment —Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, Management performs an evaluation of the specific events attributable to the market decline of the security. Management considers the length of time and extent to which the security’s fair value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. Management also considers as part of the evaluation its intention whether or not to sell the security until its market value has recovered to a level at least equal to the amortized cost. When management determines that a security’s unrealized loss is other-than-temporary, a realized loss is recognized in the period in which the decline in value is determined to be other-than-temporary. The write-down is measured based on the fair value of the security at the time the Company determines the decline in value is other-than-temporary.

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

Real Estate Owned—Real estate acquired through, or in lieu of, loan foreclosure is recorded at fair value at the date of acquisition, less estimated selling costs, establishing a new basis. Costs related to the development and improvement of real estate owned properties are capitalized and those relating to holding the properties are charged to expense. After foreclosure, a valuation is periodically performed by management and a write-down is recorded, if necessary, by a charge to operations if the carrying value of a property exceeds its fair value less estimated costs to sell.

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

The Federal Home Loan Bank continues to report net income, continues to declare quarterly cash dividends and had its Aaa bond rating affirmed by Moody’s and AA+ rating affirmed by Standard and Poor’s during 2017 and remain unchanged as of September 30, 2017.With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2017 or 2016.

Office Properties and Equipment—Land is carried at cost. Office properties and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the expected useful lives of the assets. The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterments are capitalized and depreciated over their useful lives. The estimated useful life is generally 10-39 years for office properties and 1-7 years for furniture and equipment.

Cash Surrender Value of Life Insurance—The Company funds the policy premiums for the lives of certain officers and directors of the Bank. The bank owned life insurance policies (“BOLI”) provide an attractive tax-exempt return to the Company and is being used by the Company to fund various employee benefit plans and arrangements. The BOLI is recorded at its cash surrender value.

Dividend Payable – Upon declaration of a dividend, a payable is established with a corresponding reduction to retained earnings at the declaration date. There was no dividend payable as of September 30, 2017 or 2016. The Company paid $1.0 million, $895,000 and $2.2 million in cash dividends during the years ended September 30, 2017, 2016 and 2015, respectively.

Goodwill – Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is recognized as an asset and is to be reviewed for impairment annually as of March 31 and between annual tests when events and circumstances indicate that impairment may have occurred. The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp on January 1, 2017.

Employee Stock Ownership Plan – The Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants as the loans are repaid. Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants in the ESOP. As the unearned shares are released from suspense, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is recorded to equity as an adjustment to additional paid-in capital. Effective October 2016, the Board of directors approved the termination of the ESOP plan effective December 31, 2016. $102,000 of ESOP expenses were incurred in 2017 as the plan was active in first quarter 2017.

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

Treasury Stock – Common stock held in treasury is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. During the year ended September 30, 2017, the Company repurchased 303,115 shares of common stock of unallocated shares held in a suspense account by the Bank’s ESOP as collateral with an aggregate value of $5.2 million in order to payoff the associated loans as of December 31, 2016 in connection with the termination of the Bank’s ESOP. In addition, 42,791 shares of common stock were purchased in conjunction with the termination of the Polonia Bank ESOP as a result of the acquisition. The remaining shares purchased were related to the Company buying shares for the benefit of the employee stock benefit. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending upon market conditions and other factors over a one-year period or such longer period of time as may be necessary to complete such repurchases.

Comprehensive Income—Management presents in the consolidated statements of comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity. For the years ended September 30, 2017, 2016 and 2015, the components of comprehensive income were net income, unrealized holding (loss) gain, net of income tax (benefit) expense, on available for sale securities and reclassifications related to realized gains on sale of securities recognized in earnings, net of tax, and unrealized holdings (loss)gain, net of tax, on the fair value of interest rate swaps. Reclassifications are made to avoid double counting in comprehensive income items which are displayed as part of net income for the period.

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

Interest Rate Swap Agreement-For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of assets and liabilities. Interest rate swaps are contracts in which a series of interest rate flow is exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. These swap agreements are derivative instruments and generally convert a portion of the Company’s variable-rate debt to a fixed rate (cash flow hedge) and convert a portion of its fixed rate loans to a variable rate (fair value hedge).

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

Loans Acquired - Loans acquired including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. Loans are evaluated individually to determine if there is evidence of deterioration of credit quality since origination. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining estimated life. Decreases in expected cash flows are recognized immediately as impairment. Any valuation allowances on these impaired loans reflect only losses incurred after acquisition.  Loans acquired with evidence of deterioration of credit quality since origination were not material.

For purchased loans acquired that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Loans are aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit discounts. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loans.

Business Combinations - At the date of acquisition the Company records the assets and liabilities of the acquired companies on the Consolidated Statement of Financial Condition at their estimated fair value. The results of operations for acquired companies are included in the Company’s Consolidated Statements of Operations beginning at the acquisition date. Expenses arising from acquisition activities are recorded in the Consolidated Statements of Operations during the period incurred. The difference between the purchase price and the fair value of the net assets acquired (including identified intangibles) is recorded as goodwill.

Reclassicfication of Comparative Amounts - Certain items previously reported have been reclassified to conform to the current year’s reporting format. Such reclassifications did not affect consolidated net statement of operations or consolidated stockholders’ equity.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The ASU’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this ASU specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This ASU was to be is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period; the effective date was deferred by a year discussed below. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, we do not expect the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company's financial instruments are not within the scope of Topic 606.  However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s statement of financial condition is estimated to result in less than a 1 percent increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.

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

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815). The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For entities other than public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 850), the objective of which is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this Update make certain targeted improvements to simplify the application and disclosure of the hedge accounting guidance in current general accepted accounting principles. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early application is permitted in any period after issuance. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The SEC Observer said that the SEC staff would not object if entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing use the effective dates for private companies when they adopt ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases. The Update also supersedes certain SEC paragraphs in the Codification related to previous SEC staff announcements and moves other paragraphs, upon adoption of ASC 606 or ASC 842. This Update is not expected to have a significant impact on the Company’s financial statements.

3.	EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding and common share equivalents (“CSEs”) that would arise from the exercise of dilutive securities.

The calculated basic and diluted earnings per share are as follows:

	Year Ended September 30,
	2017		2016		2015
	(Dollars in Thousands Except Per Share Data)
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$2,778	$2,778	$2,720	$2,720	$2,232	$2,232

Weighted average shares outstanding	8,316,638	8,316,638	7,417,044	7,417,044	8,335,273	8,335,273

Effect of CSEs	-	357,871	-	217,701	-	114,817

Adjusted weighted average shares used in earnings per share computation	8,316,638	8,674,509	7,417,044	7,634,745	8,335,273	8,450,090

Earnings per share	$0.33	$0.32	$0.37	$0.36	$0.27	$0.26

As of September 30, 2017 and 2016, there were 555,185 and 554,445 shares of common stock, respectively, subject to options with an exercise price less than the then current market and which were included in the computation of diluted earnings per share. All options shares vested as of September 30, 2017 and 2016 have exercise prices less than the then current market and are consider dilutive.

4.	ACCUMULATED OTHER COMPREHENSIVE (LOSS)INCOME

The following table presents the changes in accumulated other comprehensive (loss)income by component net of tax:

	Year Ended September 30,
	2017	2017	2017	2016	2016	2016	2015
	Unrealized gain(loss) on AFS securities (a)	Unrealized gain(loss) on interest rate swaps (a)	Total other comprehensive income	Unrealized gain(loss) on AFS securities (a)	Unrealized gain(loss) on interest rate swaps (a)	Total other comprehensive income	Unrealized gain(loss) on AFS securities (a)
Beginning Balance	$931	$(133)	$798	$18	$-	$18	$(953)
Other comprehensive (loss)income before reclassification	(1,867)	464	(1,403)	1,189	(133)	1,056	971
Amount reclassified from accumulated other comprehensive income	(155)	-	(155)	(276)	-	(276)	-
Total other comprehensive income (loss)	(2,022)	464	(1,558)	913	(133)	780	971
Ending Balance	$(1,091)	$331	$(760)	$931	$(133)	$798	$18

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive (loss)income for the year ended September 30, 2017, 2016 and 2015:

		Year Ended September 30,
	2017	2016	2015
	Amount Reclassified	Amount Reclassified	Amount Reclassified
	from Accumulated	from Accumulated	from Accumulated	Affected Line Item in
	Other	Other	Other	the Statement Where
	Comprehensive	Comprehensive	Comprehensive	Net Income is
Details about other comprehensive income	Income (a)	Income (a)	Income (a)	Presented

Unrealized gains on available for sale securities:
Reclassification for net gains in net income	$235	$418	$-	Gain on sale of mortgage-backed securities available-for-sale, net
Tax effect	(80)	(142)	-	Income taxes
	$155	$276	$-

(a) Amounts in parentheses indicate debits to net income

5.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$26,125	$9	$(335)	$25,799
Mortgage-backed securities - U.S. government agencies	119,456	146	(1,475)	118,127
Corporate debt securities	34,500	185	(285)	34,400
Total debt securities available for sale	180,081	340	(2,095)	178,326

FHLMC preferred stock	6	70	-	76

Total securities available for sale	$180,087	$410	$(2,095)	$178,402

Securities Held to Maturity:
U.S. government and agency obligations	$33,500	$229	$(1,688)	$32,041
State and political subdivisions	20,781	165	(104)	20,842
Mortgage-backed securities - U.S. government agencies	7,003	304	(11)	7,296

Total securities held to maturity	$61,284	$698	$(1,803)	$60,179

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$20,988	$36	$-	$21,024
Mortgage-backed securities - U.S. government agencies	90,817	860	(102)	91,575
Corporate debt securities	25,411	661	(19)	26,053
Total debt securities	137,216	1,557	(121)	138,652

FHLMC preferred stock	6	36	-	42

Total securities available for sale	$137,222	$1,593	$(121)	$138,694

Securities Held to Maturity:
U.S. government and agency obligations	$33,499	$399	$(129)	$33,769
Mortgage-backed securities - U.S. government agencies	6,472	459	-	6,931

Total securities held to maturity	$39,971	$858	$(129)	$40,700

As of September 30, 2017 the Bank maintained $106.9 million in a safekeeping account at the FHLB of Pittsburgh used for collateral as a convenience. The Bank is not required to maintain any specific collateral for its borrowings; therefore these securities are not restricted and could be sold or transferred if needed.

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and the length of time that individual securities had been in a continuous loss position at September 30, 2017:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(335)	$20,655	$-	$-	$(335)	$20,655
Mortgage-backed securities -U.S. government agencies	(1,135)	77,176	(340)	11,684	(1,475)	88,860
Corporate debt securities	(285)	22,511	-	-	(285)	22,511

Total securities available for sale	$(1,755)	$120,342	$(340)	$11,684	$(2,095)	$132,026

Securities Held to Maturity:
U.S. government and agency obligations	$(1,688)	$28,813	$-	$-	$(1,688)	$28,813
Mortgage-backed securities -U.S.s government agencies	(11)	1,176	-	-	(11)	1,176
Corporate debt securities			-	-
State and political subdivisions	(104)	7,854	-	-	(104)	7,854

Total securities held to maturity	$(1,803)	$37,843	$-	$-	$(1,803)	$37,843

Total	$(3,558)	$158,185	$(340)	$11,684	$(3,898)	$169,869

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

Management has reviewed its investment securities portfolios and determined that during the year ended September 30, 2017, there were no impairment required for its investment portfolio deemed other than temporarily impaired.

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

For the years ended September 30, 2017, 2016 and 2015, the Company determined that no OTTI had occurred within the investment and mortgage-back securities portfolios.

U.S. Government and agency obligations – The Company’s investments reflected in the tables above in U.S. Government sponsored enterprise notes consist of debt obligations of the FHLB and Federal Farm Credit System (“FFCS”). These securities are typically rated AAA by one of the internationally recognized credit rating services. There were six securities in a gross unrealized loss position for less than twelve months having an aggregate depreciation of $335,000 or 1.3% from the Company’s amortized cost basis. The unrealized losses on these debt securities relates principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

U.S. Government agency issued mortgage-backed securities — At September 30, 2017, the gross unrealized loss in U.S. government agency issued mortgage-backed securities in the category of experiencing a gross unrealized loss for greater than 12 months was $340,000 or 0.3% from the Company’s amortized cost basis and consisted of nine securities. The securities in a gross unrealized loss position experiencing a gross unrealized loss for less than 12 months was $1.1 million or 0.9% from the Company’s amortized cost basis and consisted of 34 securities at September 30, 2017. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. The unrealized losses on these debt securities relates principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. The Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

Corporate debt securities — At September 30, 2017, the gross unrealized loss corporate debt securities in the category of experiencing a gross unrealized loss for less than 12 months was $285,000 or 0.8% from the Company’s amortized cost basis and consisted of 17 securities. The unrealized losses on these debt securities relates principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

State and political subdivision debt securities — At September 30, 2017, the gross unrealized loss state and political subdivision debt securities in the category of experiencing a gross unrealized loss for less than 12 months was $104,000 or 0.5% from the Company’s amortized cost basis and consisted of 6 securities. The unrealized losses on these debt securities relates principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2017.

The following table shows the gross unrealized losses and related fair values of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2016:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
Mortgage-backed securities - US government agencies	$(50)	$16,498	$(52)	$6,718	$(102)	$23,216
Corporate debt securities	(19)	3,955	-	-	(19)	3,955

Total securities available for sale	$(69)	$20,453	$(52)	$6,718	$(121)	$27,171

Securities Held to Maturity:
U.S. government and agency obligations	$(129)	$20,371	$-	$-	$(129)	$20,371

Total securities held to maturity	$(129)	$20,371	$	$	$(129)	$20,371

Total	$(198)	$40,824	$(52)	$6,718	$(250)	$47,542

The amortized cost and fair value of debt securities by contractual maturity are shown below. Expected maturities as of September 30, 2017 will differ from contractual maturities because of call provisions in the securities. Mortgage-backed securities were not included as the contractual maturity is generally irrelevant due to the borrowers’ right to prepay without pre-payment penalty which results in significant prepayments.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one through five years	2,867	2,953	6,058	6,078
Due after five through ten years	22,601	22,479	25,975	25,872
Due after ten years	28,813	27,451	28,592	28,249

Total	$54,281	$52,883	$60,625	$60,199

During the fiscal year ended September 30, 2017 and 2016, the Company recorded net realized gains of $235,000 and $418,000, respectively, and gross proceeds from the from the sale of investment and mortgage-backed securities of $20.9 million and $11.6 million, respectively.

During the fiscal year ended September 30, 2016, the Company sold for $2.9 million mortgage-backed securities classified as held-to-maturity for total proceeds of $3.1 million, that had a remaining balance of less than 15% of its original par value. These sales did not taint the Company’s intent to hold the remaining portfolio.

6.	LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,
	2017	2016
	(Dollars in Thousands)
One-to-four family residential	$351,298	$233,531
Multi-family residential	21,508	12,478
Commercial real estate	127,644	79,859
Construction and land development	145,486	21,839
Commercial business	488	99
Leases	4,240	3,286
Consumer	1,943	799

Total loans	652,607	351,891

Undisbursed portion of loans-in-process	(73,858)	(5,371)
Deferred loan (fees) costs	(2,940)	1,697
Allowance for loan losses	(4,466)	(3,269)

Net loans	$571,343	$344,948

The Company originates loans to customers located primarily in its local market area. The ultimate repayment of these loans at September 30, 2017 and 2016 is dependent, to a certain degree, on the local economy and real estate market.

The following table summarizes the loans individually evaluated for impairment by loan segment at September 30, 2017:

	One- to four- family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Leases	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$8,277	$317	$2,337	$8,724	$-	$-	$10	$19,665
Collectively evaluated for impairment	343,021	21,191	125,307	136,762	488	4,240	1,933	632,942
Total loans	$351,298	$21,508	$127,644	$145,486	$488	$4,240	$1,943	$652,607

The following table summarizes the loans individually evaluated for impairment by loan segment at September 30, 2016:

	One- to four- family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Leases	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$5,553	$335	$3,154	$10,288	$99	$-	$-	$19,429
Collectively evaluated for impairment	227,978	12,143	76,705	11,551	-	3,286	799	$332,462
Total loans	$233,531	$12,478	$79,859	$21,839	$99	$3,286	$799	$351,891

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2017:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$8,277	$8,277	$9,245
Multi-family	-	-	317	317	317
Commercial real estate	-	-	2,337	2,337	2,449
Construction and land development	-	-	8,724	8,724	11,105
Consumer	-	-	-	-	10
Total Loans	$-	$-	$19,665	$19,665	$23,126

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2016:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$5,553	$5,553	$5,869
Multi-family	-	-	335	335	335
Commercial real estate	-	-	3,154	3,154	3,154
Construction and land development	-	-	10,288	10,288	10,288
Commercial business	-	-	99	99	99
Total Loans	$-	$-	$19,429	$19,429	$19,745

The following tables present the average investment in impaired loans and related interest income recognized for the periods indicated:

	September 30, 2017
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$6,096	$89	$91
Multi-family residential	321	23	-
Commercial real estate	2,459	49	12
Construction and land development	9,163	-	-
Commercial business	-	-	-
Consumer	5	-	-
Total	$18,039	$161	$103

	September 30, 2016
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$5,099	$129	$101
Multi-family residential	344	24	-
Commercial real estate	3,565	96	12
Construction and land development	9,604	-	62
Commercial business	8	-	-
Total	$18,620	$249	$175

	September 30, 2015
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to four-family residential	$8,734	$431	$147
Multi-family residential	289	19	-
Commercial real estate	3,840	210	71
Construction and land development	8,413	437	194
Total	$21,276	$1,097	$412

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

	September 30, 2017
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
One-to-four residential	$-	$1,635	$3,878	$-	$5,513
Multi-family residential	21,191	-	317	-	21,508
Commercial real estate	125,298	1,449	888	-	127,635
Construction and land development	136,763	-	8,723	-	145,486
Commercial business	488	-	-	-	488
Total Loans	$283,740	$3,084	$13,806	$-	$300,630

	September 30, 2016
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
One-to-four residential	$-	$1,681	$1,212	$-	$2,893
Multi-family residential	12,144	-	334	-	12,478
Commercial real estate	76,185	943	2,731	-	79,859
Construction and land development	11,551	-	10,288	-	21,839
Consumer	99	-	-	-	99
Total Loans	$99,979	$2,624	$14,565	$-	$117,168

The following tables present loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status:

	September 30, 2017
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$343,021	$2,764	$345,785
Leases	4,240	-	4,240
Consumer	1,943	-	1,943
Total Loans	$349,204	$2,764	$351,968

	September 30, 2016
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$227,978	$2,660	$230,638
Leases	3,286	-	3,286
Consumer	799	-	799
Total Loans	$232,063	$2,660	$234,723

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	September 30, 2017
							90 Days+
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing
	(Dollars in Thousands)
One-to-four family residential	$346,877	$1,746	$2,675	$4,421	$351,298	$5,107	$-
Multi-family residential	21,508	-	-	-	21,508	-	-
Commercial real estate	125,157	1,000	1,487	2,487	127,644	1,566	-
Construction and land development	136,762	-	8,724	8,724	145,486	8,724	-
Commercial business	488	-	-	-	488	-	-
Leases	4,240	-	-	-	4,240		-
Consumer	1,874	69	-	69	1,943	-	-
Total Loans	$636,906	$2,815	$12,886	$15,701	$652,607	$15,397	$-

	September 30, 2016
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing
	(Dollars in Thousands)
One-to-four family residential	$228,904	$1,860	$2,767	$4,627	$233,531	$4,244	$-
Multi-family residential	12,478	-	-	-	12,478	-	-
Commercial real estate	78,513	-	1,346	1,346	79,859	1,346	-
Construction and land development	11,551	-	10,288	10,288	21,839	10,288	-
Commercial business	99	-	-	-	99	-	-
Leases	3,286	-	-	-	3,286	-	-
Consumer	799	-	-	-	799	-	-
Total Loans	$335,630	$1,860	$14,401	$16,261	$351,891	$15,878	$-

Interest income on nonaccrual loans would have increased by approximately $636,000, $604,000, and $279,000, during fiscal years ended September 30, 2017, 2016 and 2015, respectively, if these loans would have performed in accordance with their original terms.

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

The following tables summarize the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2017 and 2016. Activity in the allowance is presented for the years ended September 30, 2017 and 2016:

	September 30, 2017
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Leases	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2016	$1,627	$137	$859	$316	$1	$21	$10	$298	$3,269
Charge-offs	(140)	-	-	(1,819)	-	-	(16)	-	(1,975)
Recoveries	182	-	-	-	-	-	-	-	182
Provision	(428)	68	342	2,861	3	2	30	112	2,990
ALLL balance at September 30, 2017	$1,241	$205	$1,201	$1,358	$4	$23	$24	$410	$4,466

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,241	205	1,201	1,358	4	23	24	410	4,466

	September 30, 2016
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Leases	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2015	$1,636	$66	$231	$725	$-	$-	$4	$268	$2,930
Charge-offs	(11)	-	-	-	-	-	-	-	(11)
Recoveries	105	-	-	20	-	-	-	-	125
Provision	(103)	71	628	(429)	1	21	6	30	225
ALLL balance at September 30, 2016	$1,627	$137	$859	$316	$1	$21	$10	$298	$3,269

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,627	137	859	316	1	21	10	298	3,269

	September 30, 2015
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2014	$1,663	$67	$122	$323	$15	$4	$231	$2,425
Charge-offs	(384)	(1)	-	-	-	-	-	(385)
Recoveries	77	-	-	78	-	-	-	155
Provision	280	-	109	324	(15)	-	37	735
ALLL balance at September 30, 2015	$1,636	$66	$231	$725	$-	$4	$268	$2,930

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,636	66	231	725	-	4	268	2,930

Loans acquired in the merger with Polonia were recorded at fair value with no carryover of the related Allowance for Loan Losses. Management measured loan fair values based on loan file reviews, appraised collateral values, expected cash flows, and historical loss factors of Polonia. The fair value of the loans acquired was $160.8 million net of a $4.6 million discount. The discount is accreted to interest income over the remaining contractual life of the loans. All loans that had a loan to value ratio of greater than 80% were determined to have sufficient collateral to recover the carrying amount. Thus, none of the loans acquired were considered to be purchased credit-impaired loans and any possible loss would be considered immaterial.

Management established a provision for loan losses of $3.0 million, $225,000 and $735,000 during the years ended September 30, 2017, 2016 and 2015, respectively. The provision for loan losses was deemed necessary for fiscal 2017 due to the increase in the level of commercial real estate and construction loans outstanding and charge-offs incurred during fiscal 2017. The Company believes that the allowance for loan losses at September 30, 2017 is sufficient to cover all inherent and known losses associated with the loan portfolio at such date. At September 30, 2017, the Company’s non-performing assets totaled $15.6 million or 1.7% of total assets as compared to $16.5 million or 2.8% of total assets at September 30, 2016. Non-performing assets at September 30, 2017 included five construction loans aggregating $8.7 million, 33 one-to-four family residential loans aggregating $3.7 million, one single-family residential investment property loan in the amount $1.4 million and five commercial real estate loans aggregating $1.6 million. Non-performing assets also included at September 30, 2017 one real estate owned property consisting of a single-family residential property with a carrying value of $192,000. At September 30, 2017, the Company had nine loans aggregating $6.0 million that were classified as troubled debt restructurings (“TDRs”). Three of such loans aggregating $4.9 million were designated non-performing as of September 30, 2017 and on non-accrual status; one of such loans in the amount of $1.4 million has continued to make payments in accordance with the restructured loan terms, but management continues to have concerns over the borrower’s ability to make future payments and as a result has determined to not return the loan to performing status. The remaining two TDRs classified non-accrual totaling $3.5 million are a part of a troubled relationship totaling $10.7 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship). The primary project of the borrower is the subject of litigation between the Bank and the borrower and as a result, the project currently is not proceeding. Subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 of the federal bankruptcy code in June 2017. The Bank has moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The remaining six TDRs have performed in accordance with the terms of their revised agreements and have been placed on accruing status. As of September 30, 2017, the Company had reviewed $19.7 million of loans for possible impairment of which $12.7 million was classified substandard compared to $19.4 million reviewed for possible impairment and $14.6 million of which was classified substandard as of September 30, 2016.

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

The following tables set forth a summary of the TDRs activity for the years ended September 30, 2016 and 2015. There were no TDRs approved in 2017. All of the TDRs involved changes in the interest rates on the loans; no debt was forgiven. At September 30, 2017, out of the 9 TDRs loans, six were performing and the remaining three were classified as non-performing.

There were no TDRs established for the year ended September 30, 2017.

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

At September 30, 2017, the Company had seventeen consumer mortgages with a carrying amount of $1.9 million that are secured by residential real estate property for which foreclosure proceedings are in process according to local jurisdictions.

7.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classifications as follows:

	September 30,
	2017	2016
	(Dollars in Thousands)

Land	$1,437	$198
Buildings and improvements	7,449	2,492
Furniture and equipment	3,158	2,355

Total	12,044	5,045
Accumulated depreciation	(4,240)	(3,701)

Total office properties and equipment, net of accumulated depreciation	$7,804	$1,344

For the years ended September 30, 2017, 2016 and 2015, depreciation expense amounted to $553,000, $325,000 and $304,000, respectively.

Lease expense was $383,000, $352,000 and $242,000 for the years ended September 30, 2017, 2016 and 2015, respectively. The Company has executed certain lease commitments is obligated to pay; $394,000 for fiscal year 2018, $369,000 for fiscal year 2019, $249,000 for fiscal year 2020, $253,000 for fiscal year 2021, $257,000 for fiscal year 2022 and $1.3 million thereafter.

8.	DEPOSITS

Deposits consist of the following major classifications:

	September 30,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Non-interest-bearing checking accounts	$9,375	1.5%	$3,804	0.7%
Interest-bearing checking accounts	54,267	8.5%	34,984	9.3%
Money market deposit accounts	76,272	12.0%	55,552	14.3%
Passbook, club and statement savings	101,743	16.0%	70,924	18.2%
Certificates maturing in six months or less	154,750	24.3%	97,418	25.0%
Certificates maturing in more than six months	239,575	37.7%	126,519	32.5%

Total	$635,982	100.0%	$389,201	100.0%

The amount of scheduled maturities of certificate accounts was as follows:

September 30, 2017
(Dollars in Thousands)

One year or less	$236,407
One through two years	65,576
Two through three years	48,723
Three through four years	12,372
Four through five years	31,247

Total	$394,325

Certificates of deposit of $250,000 or more at September 30, 2017 and 2016 totaled $28.9 million and $17.0 million, respectively.

Interest expense on deposits was comprised of the following:

	Year Ended September 30,
	2017	2016	2015
	(Dollars in Thousands)
Checking and money market deposit accounts	$192	$165	$323
Passbook, club and statement savings accounts	55	83	208
Certificate accounts	3,683	2,613	2,899
Total	$3,930	$2,861	$3,430

9.       ADVANCES FROM FEDERAL HOME LOAN BANK – SHORT TERM

The year ended September 30, outstanding balances and related information of short-term borrowings from the FHLB are summarized follows:

(Dollar amount in thousands)	2017	2016

Balance at year-end	20,000	20,000
Average balance outstanding	21,784	8,975
Maximum month-end balance	35,000	20,000
Weight-average rate at year-end	1.31%	1.17%
Weight-average rate during the year	0.84%	1.23%

As of September 30, 2017 and September 30, 2016, the $20.0 million consists of two $10.0 million 30 day FHLB advance associated with an interest rate swap contract with a weighted average effective cost of 125 bps and 117 bps respectively.

Average balances outstanding during the year represent daily average balance and interest rates represent interest expense divided by the related average balance.

The Company maintains borrowing facilities with the FHLB and Federal Reserve Banks and the terms and interest rate are subject to change on the date of execution.

10.       ADVANCES FROM FEDERAL HOME LOAN BANK – LONG TERM

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by a blanket collateral of loans held by the Company and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of September 30, 2017 are as follows:

				2017	2016
Type	Maturity Date	Coupon	Call Date	Amount	Amount
				(Dollars in Thousands)
Fixed Rate - Amortizing	1-Dec-17	1.16%	Not Applicable	$505	$2,511
Fixed Rate - Amortizing	18-Nov-19	1.53%	Not Applicable	3,044	4,382
Fixed Rate - Amortizing	15-Aug-23	1.94%	Not Applicable	1,974	-
		1.64%		5,523	6,893

Fixed Rate - Advances	17-Nov-17	1.20%	Not Applicable	$10,000	$10,000
Fixed Rate - Advances	4-Dec-17	1.15%	Not Applicable	2,000	2,000
Fixed Rate - Advances	19-Mar-18	2.53%	Not Applicable	5,029	-
Fixed Rate - Advances	19-Mar-18	2.13%	Not Applicable	5,041	-
Fixed Rate - Advances	20-Jun-18	1.86%	Not Applicable	3,011	-
Fixed Rate - Advances	25-Jun-18	2.09%	Not Applicable	3,016	-
Fixed Rate - Advances	27-Aug-18	4.15%	Not Applicable	7,174	-
Fixed Rate - Advances	15-Nov-18	1.89%	Not Applicable	3,014	-
Fixed Rate - Advances	16-Nov-18	1.40%	Not Applicable	7,500	7,500
Fixed Rate - Advances	26-Nov-18	1.81%	Not Applicable	2,008	-
Fixed Rate - Advances	3-Dec-18	1.54%	Not Applicable	3,000	3,000
Fixed Rate - Advances	16-Aug-19	2.66%	Not Applicable	3,056	-
Fixed Rate - Advances	9-Oct-19	2.54%	Not Applicable	2,034	-
Fixed Rate - Advances	26-Nov-19	2.35%	Not Applicable	3,062	-
Fixed Rate - Advances	22-Jun-20	2.60%	Not Applicable	3,000	-
Fixed Rate - Advances	24-Jun-20	2.85%	Not Applicable	2,054	-
Fixed Rate - Advances	27-Jul-20	1.38%	Not Applicable	249	249
Fixed Rate - Advances	17-Aug-20	3.06%	Not Applicable	2,068	-
Fixed Rate - Advances	9-Oct-20	2.92%	Not Applicable	2,061	-
Fixed Rate - Advances	27-Jul-21	1.52%	Not Applicable	249	249
Fixed Rate - Advances	28-Jul-21	1.48%	Not Applicable	249	249
Fixed Rate - Advances	29-Jul-21	1.42%	Not Applicable	249	249
Fixed Rate - Advances	19-Aug-21	1.55%	Not Applicable	249	249
Fixed Rate - Advances	7-Oct-21	3.19%	Not Applicable	2,089	-
Fixed Rate - Advances	12-Oct-21	3.23%	Not Applicable	2,084	-
Fixed Rate - Advances	6-Jun-22	2.05%	Not Applicable	10,000	-
Fixed Rate - Advances	6-Sep-22	1.94%	Not Applicable	249	-
Fixed Rate - Advances	22-Sep-22	2.11%	Not Applicable	5,000	-
		2.22%	(a)	$88,795	$23,745

			Total	94,318	30,638

(a) Weighted average coupon rate.

Advances from the FHLB with coupon rates ranging from 1.15% to 4.15% are as follows.

2018	$37,456	2.21%
2019	20,305	1.74%
2020	13,076	2.59%
2021	3,394	2.40%
2022	19,766	2.31%
2023	321	1.94%
	94,318	2.19%

The long-term advances outstanding as of September 30, 2016 are as follows:

Type	Maturity Date	Amount	Coupon	Call Date
		(Dollars in Thousands)
Fixed Rate -Advance	17-Nov-17	$10,000	1.20%	Not Applicable
Fixed Rate –Amortizing	1-Dec-17	2,511	1.16%	Not Applicable
Fixed Rate -Advance	4-Dec-17	2,000	1.15%	Not Applicable
Fixed Rate -Advance	16-Nov-18	7,500	1.40%	Not Applicable
Fixed Rate -Advance	3-Dec-18	3,000	1.54%	Not Applicable
Fixed Rate -Amortizing	18-Nov-19	4,382	1.53%	Not Applicable
Fixed Rate -Advance	27-Jul-20	249	1.38%	Not Applicable
Fixed Rate -Advance	27-Jul-21	249	1.52%	Not Applicable
Fixed Rate -Advance	28-Jul-21	249	1.48%	Not Applicable
Fixed Rate -Advance	29-Jul-21	249	1.42%	Not Applicable
Fixed Rate -Advance	19-Aug-21	249	1.55%	Not Applicable

		$30,638	1.34%	(a)

(a) Weighted average coupon rate.

Advances from the FHLB with coupon rates ranging from 1.15% to 1.55% are as follows.

		Weighted Average
Maturity	Amount	Coupon Rate
	(Dollars in Thousands)
2017	$3,367	1.31%
2018	13,887	1.22%
2019	11,903	1.45%
2020	485	1.45%
2021	996	1.49%
	30,638	1.34%

The Bank maintains a blanket collateral agreement using qualifying loans with the FHLB for future borrowing needs. At September 30, 2017, the Bank had the ability to obtain $277.5 million of additional FHLB advances.

11.	INCOME TAXES

The Company files a consolidated federal income tax return. The Company uses the specific charge-off method for computing reserves for bad debts. Generally this method allows the Company to deduct an annual addition to the reserve for bad debt equal to its net charge-offs.

The provision for income taxes for the years ended September 30, consists of the following:

	Year Ended September 30,
	2017	2016	2015
	(Dollars in Thousands)

Current:
Federal expense	$801	$1,275	$461
Total current taxes	801	1,275	461

Deferred income tax (benefit) expense	140	(16)	(345)
Total income tax provision	$941	$1,259	$116

Items that gave rise to significant portions of deferred income taxes are as follows:

	September 30,
	2017	2016
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,675	$1,289
Non-accrual interest	349	163
Accrued vacation	12	13
Capital loss carryforward	476	378
Post-retirement benefit plans	98	96
Split dollar life insurance	15	18
Unrealized losses on available for sale securities	569	-
Unrealized losses on interest rate swaps	-	69
Deferred compensation	1,439	-
Goodwill	148	-
Purchase accounting adjustments	731	-
Other	254	-
Employee benefit plans	90	434
Total deferred tax assets	5,856	2,460
Valuation allowance	(378)	(378)
Total deferred tax assets, net of valuation allowance	5,478	2,082

Deferred tax liabilities:
Property	332	423
Unrealized gains on available for sale securities	-	500
Unrealized gains on interest rate swaps	171	-
481(a)Adjustment	-	12
Deferred loan fees	884	578
Total deferred tax liabilities	1,387	1,513
Net deferred tax asset	$4,091	$569

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The valuation allowance totaled $378,000 at both September 30, 2017 and 2016. The gross deferred tax assets related to capital loss carryforwards increased in the aggregate by $98 thousand during the year ended September 30, 2017, primarily due to the sale of AFS investment securities acquired from the Polonia Bancorp acquisition.

The income tax expense differs from that computed at the statutory federal corporate tax rate as follows:

	2017		2016		2015
		Percentage		Percentage		Percentage
		of Pretax		of Pretax		of Pretax
	Amount	Income	Amount	Income	Amount	Income (Loss)
	(Dollars in Thousands)
Tax at statutory rate	$1,265	34.0%	$1,353	34.0%	$798	34.0%
Adjustments resulting from:
Valuation allowance	-	-	(156)	(3.9)	(677)	(28.8)
Tax exempt income	(109)	(2.9)	-	-	-	-
Nondeductible merger expenses	80	2.1	-	-	-	-
Income from bank owned life insurance	(230)	(6.2)	(113)	(2.8)	(117)	(5.0)
Employee benefit plans	(39)	(1.1)	151	3.8	126	5.4
Other	(26)	(0.6)	24	0.5	(14)	(0.6)

Income tax expense	$941	25.3%	$1,259	31.6%	$116	5.0%

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations as a component of income tax expense.  During fiscal 2017, the Internal Revenue Service conducted an audit of the Company’s tax returns for the year ended September 30, 2014, and no adverse findings were reported. The Company’s federal and state income tax returns for taxable years through September 30, 2014 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined) and risk-weighted assets (as defined), and of total capital (as defined) to risk-weighted assets. Management believes, as of September 30, 2017 and 2016, that the Company and the Bank met all regulatory capital adequacy requirements to which they each are subject.

To be categorized as well capitalized, the Bank must maintain the minimum Tier 1 capital, Tier common equity, Tier 1 risk-based and total risk-based ratios as set forth in the table below.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2017:
Tier 1 capital (to average assets)
Company	$130,128	14.81%	N/A	N/A	N/A	N/A
Bank	119,189	13.59	$35,093	4.0%	$43,866	5.0%
Tier 1 Common (to risk-weighted assets)
Company	130,128	23.94	N/A	N/A	N/A	N/A
Bank	119,189	21.97	24,411	4.5	35,260	6.5
Tier 1 capital (to risk-weighted assets)
Company	130,128	23.94	N/A	N/A	N/A	N/A
Bank	119,189	21.97	32,548	6.0	43,397	8.0
Total capital (to risk-weighted assets)
Company	134,963	24.83	N/A	N/A	N/A	N/A
Bank	124,024	22.86	43,397	8.0	54,247	10.0

September 30, 2016:
Tier 1 capital (to average assets)
Company	$113,205	20.41%	N/A	N/A	N/A	N/A
Bank	100,552	18.15	$22,157	4.0%	$27,697	5.0%
Tier 1 Common (to risk-weighted assets)
Company	113,205	38.57	N/A	N/A	N/A	N/A
Bank	100,552	34.36	13,171	4.5	19,024	6.5
Tier 1 capital (to risk-weighted assets)
Company	113,205	38.57	N/A	N/A	N/A	N/A
Bank	100,552	34.36	17,559	6.0	23,415	8.0
Total capital (to risk-weighted assets)
Company	116,512	39.70	N/A	N/A	N/A	N/A
Bank	103,859	35.49	23,415	8.0	29,268	10.0

13.	EMPLOYEE BENEFITS

The Bank is a member of a multi-employer (under the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986) defined benefit pension plan covering all employees meeting certain eligibility requirements. The Bank’s policy is to fund pension costs accrued. The expense relating to this plan for the years ended September 30, 2017, 2016 and 2015 was $379,000, $256,000 and $623,000, respectively. There are no collective bargaining agreements in place that require contributions to the plan. Additional information regarding the plan as of September 30, 2017 is noted below:

Legal Name of Plan	Pentegra Defined Benefit Plan for Financial Institutions
Plan Employer Identification Number	13-5645888
The Company's Contribution for the year ended September 30, 2017	$379,000
Are Company's Contributions more than 5% of total contributions?	No
Funded Status	95.06%

The Pentegra Defined Benefits Plan for Financial Institutions is a single plan under Internal Revenue Code Section 413 (c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. During November 2016, participation in the Plan was frozen in an effort to reduce expenses on a going forward basis.

The Bank also has a defined contribution plan for employees meeting certain eligibility requirements. The defined contribution plan may be terminated at any time at the discretion of the Bank. There was no expense relating to this plan for the years ended September 30, 2017, 2016 and 2015. .

As of December 31, 2016, the Boards of Directors of the Company and the Bank voted to terminate the Bank’s employee stock ownership plan (“ESOP”) effective December 31, 2016. The Company has received a determination letter from the Internal Revenue Service in connection with the termination of the ESOP and the final allocation is anticipated to made to the individual participants during December 2017. The Bank maintained the ESOP for substantially for the benefit all its full-time employees. The ESOP purchased 427,057 shares of common stock for an aggregate cost of approximately $4.5 million in fiscal 2005 in connection with the Bank’s mutual holding company reorganization. The ESOP purchased in connection with the second-step conversion of the Bank an additional 255,564 shares during December 2013 and an additional 30,100 shares at the beginning of January 2014, of the Company’s common stock for an aggregate cost of approximately $3.1 million. The shares were purchased with the proceeds of two loans from the Company. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants as the loans are repaid. Shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares upon release differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. In connection with the termination of the ESOP, the ESOP was required to repay the outstanding indebtedness the collateral held in the suspense account. As of September 30, 2017, the ESOP held 394,156 shares of which a total of 243,734 shares were allocated to participants, 303,115 shares were used to pay-off the remaining $5.2 million balance the two loans used to fund the ESOP plan and released an additional 35,517 shares as of December 31, 2016. The expense relating to the ESOP for the years ended September 30, 2017, 2016 and 2015 was $152,000, $526,000 and $467,000, respectively.

The Company maintains the 2008 Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the RRP Trust purchased 213,528 shares (on a converted basis) of the Company’s common stock in the open market for approximately $2.5 million, at an average purchase price per share of $11.49 as part of the RRP. The Company made sufficient contributions to the RRP Trust to fund these purchases. Shares subject to awards under the RRP generally vest at the rate of 20% per year over five years. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares can be awarded as restricted stock awards or units, of which 235,500 shares were awarded during February. In August 2016, the Company granted 7,473 shares under the 2008 RRP and 3,207 shares under the 2014 SIP. In March 2017, the Company granted 17,128 shares under the 2014 SIP.

During the year ended September 30, 2017, approximately $578,000 was recognized in compensation expense for the RRP. Tax benefits of $286,000 were recognized during the year ended September 30, 2017. Tax benefits of $219,000 were recognized during the year ended September 30, 2016. During the year ended September 30, 2016, approximately $463,000 was recognized in compensation expense for the RRP. At September 30, 2017, approximately $1.5 million of additional compensation expense for the shares awarded related to the RRP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the year ended September 30, 2017 and 2016 is presented in the following table:

	Year Ended September 30, 2017
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at beginning of year	172,788	$12.03
Issued	17,128	17.43
Forfeited	(1,467)	10.47
Vested	(45,855)	11.72
Nonvested stock awards at the end of the period	142,594	$12.79

	Year Ended September 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at beginning of year	241,428	$11.74
Issued	10,500	14.42
Forfeited	(30,180)	11.92
Vested	(48,960)	11.60
Nonvested stock awards at the end of the period	172,788	$12.03

	Year Ended September 30, 2015
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at beginning of year	38,055	$8.07
Issued	235,500	12.23
Forfeited	(21,813)	11.85
Vested	(10,314)	9.07
Nonvested stock awards at the end of the period	241,428	$11.74

The Company maintains the Stock Option Plan (the “Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares of common stock were approved for future issuance pursuant to the Stock Option Plan. As of September 30, 2017, all of the options had been awarded under the Option Plan. As of September 30, 2017, 544,802 options were vested under the Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 605,000 shares were awarded during February 2015. During August 2016, the Company granted 18,866 shares under the Option Plan and 8,634 shares under the 2015 SIP. In March 2017, the Company granted 22,828 shares under the 2014 SIP. In May 2017, the Company granted 25,000 shares under the 2014 SIP.

A summary of the status of the Company’ stock options under the Stock Option Plan as of September 30, 2017 and 2016 and changes during the year ended September 30, 2017 and 2016 are presented below:

	Year Ended September 30, 2017
	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	921,909	$11.70
Granted	47,828	17.92
Exercised	(43,890)	11.41
Forfeited	(3,283)	11.84
Outstanding at the end of the period	922,564	$12.04
Exercisable at the end of the period	554,802	$11.47

	Year Ended September 30, 2016
	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	1,074,430	$11.92
Granted	27,500	14.42
Exercised	(99,545)	11.45
Forfeited	(80,476)	11.52
Outstanding at the end of the period	921,909	$11.70
Exercisable at the end of the period	467,397	$11.40

	Year Ended September 30, 2015
	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	530,084	$11.57
Granted	608,737	12.23
Exercised	-	-
Forfeited	(64,391)	11.92
Outstanding at the end of the period	1,074,430	$11.92
Exercisable at the end of the period	440,976	$11.42

The weighted average remaining contractual term was approximately 4.2 years for options outstanding as of September 30, 2017.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013, $4.67 for the options granted during fiscal 2014, $4.58 for options granted during fiscal 2015, $2.13 for options granted during fiscal 2016 and $3.18 for options granted during fiscal 2017. The fair value for grants made in fiscal 2016 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $14.42, term of seven years, volatility rate of 13.82%, interest rate of 1.36% and a yield rate of 0.80%. The fair value for grants made in fiscal 2017 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $17.43, term of seven years, volatility rate of 14.37%, interest rate of 2.22% and a yield rate of 0.69%.

During the year ended September 30, 2017, $531,000 was recognized in compensation expense for the Option Plan. A tax benefit of $146,000 was recognized during the year ended September 30, 2017. During the year ended September 30, 2016, $455,000 was recognized in compensation expense for the Option Plan. A tax benefit of $155,000 was recognized during the year ended September 30, 2016. At September 30, 2017, approximately $1.3 million of additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 3.0 years.

14.	INTEREST RATE SWAP AGREEMENTS

The Company has contracted with a third party to engage pay-fixed interest rate swap contracts and the outstanding at September 30, 2017, is being utilized to hedge $20.0 million in floating rate debt and a $1.1 million commercial loan. Below is a summary of the interest rate swap agreements and the terms as of September 30, 2017.

	2017
	Natinal	Pay	Receive	Maturity	Unrealized
	Amount	Rate	Rate	Date	Gain
			(Dollars in thousands)

Interest rate swap contract	$10,000	1.15%	1 Mth Libor	6-Apr-21	$217
Interest rate swap contract	10,000	1.18%	1 Mth Libor	13-Jun-21	223
Interest rate swap contract	1,100	4.10%	1 Mth Libor +276 bp	1-Aug-26	62

					$502

	2016
	Natinal	Pay	Receive	Maturity	Unrealized
	Amount	Rate	Rate	Date	(Loss)
			(Dollars in thousands)

Interest rate swap contract	$10,000	1.15%	1 Mth Libor	6-Apr-21	$(92)
Interest rate swap contract	10,000	1.18%	1 Mth Libor	13-Jun-21	(103)
Interest rate swap contract	1,100	4.10%	1 Mth Libor +276 bp	1-Aug-26	(7)

					$(202)

15.	COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2017, the Company had $45.9 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.75% to 5.50%. At September 30, 2016, the Company had $9.9 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.75% to 5.25%. The aggregate undisbursed portion of loans-in-process amounted to $73.9 million and $5.4 million, respectively, at September 30, 2017 and 2016.

The Company also had commitments under unused lines of credit of $7.4 million and $3.3 million, respectively, and letters of credit outstanding of $1.4 million and $1.9 million, respectively, at September 30, 2017 and 2016.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At September 30, 2017, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $1.8 million. This exposure is for the life of the related loans and payables, on the Company’s proportionate share, as actual losses are incurred.

The Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, does not believe that such proceedings will have a material adverse effect on the financial condition or operations of the Company (See “Item#3 legal proceedings”). There can be no assurance that any of the outstanding legal proceedings to which the Company is party will not be decided adversely to the Company’s interest and have a material adverse effect on the financial condition and operations of the Company.

16.	FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2017 and 2016, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets as of September 30, 2017 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$25,799	$-	$25,799
Mortgage-backed securities - U.S. Government agencies	-	118,127	-	118,127
Corporate bonds	-	34,400	-	34,400
FHLMC preferred stock	76	-	-	76
Interest rate swap contracts	-	502	-	502
Total	$76	$178,828	$-	$178,904

Those assets as of September 30, 2016 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$21,024	$-	$21,024
Mortgage-backed securities - U.S. Government agencies	-	91,575	-	91,575
Corporate bonds	-	26,053	-	26,053
FHLMC preferred stock	42	-	-	42
Total	$42	$138,652	$-	$138,694

Liabilities:
Interest rate swap contracts:	$-	$202	$-	$202
	$-	$202	$-	$202

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparable included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value of $19.7 million and $19.4 million at September 30, 2017 and 2016, respectively.

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

Summary of Non-Recurring Fair Value Measurements

	At September 30, 2017
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$19,665	$19,665
Real estate owned	-	-	192	192
Total	$-	$-	$19,857	$19,857

	At September 30, 2016
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$19,429	$19,429
Real estate owned	-	-	581	581
Total	$-	$-	$20,010	$20,010

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within level 3 of the fair value hierarchy:

	At September 30, 2017
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired Loans	$19,665	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 57% discount/ 7%
Real estate owned	$192	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	10% discount

	At September 30, 2016
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$19,429	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 46% discount 10%
Real estate owned	$581	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	10% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

			Fair Value Measurements at
			September 30, 2017
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$27,903	$27,903	$27,903	$-	$-
Certificate of deposits	1,604	1,604	1,604	-	-
Investment and mortgage-backed
securities available for sale	178,402	178,402	76	178,326	-
Investment and mortgage-backed
securities held to maturity	61,284	60,179	-	60,179	-
Loans receivable, net	571,343	575,876	-	-	575,876
Accrued interest receivable	2,825	2,825	2,825	-	-
Federal Home Loan Bank stock	6,002	6,002	6,002	-	-
Interest rate swap contracts	502	502	-	502	-
Bank owned life insurance	28,048	28,048	28,048	-	-

Liabilities:
Checking accounts	59,956	59,956	59,956	-	-
Money market deposit accounts	48,797	48,797	48,797	-	-
Passbook, club and statement		-
savings accounts	101,743	101,743	101,743	-	-
Certificates of deposit	394,325	398,078	-	-	398,078
Accrued interest payable	1,933	1,933	1,933	-	-
Advances from FHLB -short-term	20,000	20,000	20,000		-
Advances from FHLB -long-term	94,318	93,579	-	-	93,579
Advances from borrowers for taxes and insurance	2,207	2,207	2,207	-	-

			Fair Value Measurements at
			September 30, 2016
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$12,440	$12,440	$12,440	$-	$-
Certificates of deposits	1,853	1,853	1,853	-	-
Investment and mortgage-backed
securities available for sale	138,694	138,694	42	138,652	-
Investment and mortgage-backed
securities held to maturity	39,971	40,700	-	40,700	-
Loans receivable, net	344,948	344,100	-	-	344,100
Accrued interest receivable	1,928	1,928	1,928	-	-
Federal Home Loan Bank stock	2,463	2,463	2,463	-	-
Bank owned life insurance	13,055	13,055	13,055	-	-

Liabilities:
Checking accounts	38,788	38,788	38,788	-	-
Money market deposit accounts	55,552	55,552	55,552	-	-
Passbook, club and statement
savings accounts	70,924	70,924	70,924	-	-
Certificates of deposit	223,930	225,383	-	-	225,383
Accrued interest payable	1,403	1,403	1,403	-	-
Advances from FHLB -short-term	20,000	20,000	20,000	-	-
Advances from FHLB -long-term	30,638	30,222	-	-	30,222
Advances from borrowers for taxes and insurance	1,748	1,748	1,748	-	-
Interest rate swap contracts	202	202	-	202	-

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

17.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp on January 1, 2017.

	Balance			Balance
	October 1,	Additions/		September 30,	Amortization
	2016	Adjustments	Amortization	2017	Period

Goodwill	$-	$6,102	$-	$6,102
Core deposit intangible	-	822	(112)	710	10 years
	$-	$6,924	$(112)	$6,812

As of September 30, 2017, the future fiscal periods amortization expense for the core deposit intangible is:

(In thousands)
2018	$138
2019	123
2020	108
2021	93
2022	77
Thereafter	169

18.	BUSINESS COMBINATIONS

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

In connection with the Merger, the consideration paid and the estimated fair value of identifiable assets and liabilities assumed as of the date of the Merger are summarized in the following table:

(dollars in thousands)
Consideration paid:
Common stock issued (1,274,197 shares) at a fair value per share of $17.12 per share.	$21,814
Cash for common stock exchanged	18,944
Cash in lieu of fractional shares	1
40,759
Assets acquired:
Cash and due from banks	22,911
Investments available for sale	67,154
Loans	160,785
Premises and equipment	6,702
Deferred taxes	3,492
Bank-owned life insurance	4,316
Core deposit intangible	822
Regulatory Stock	3,399
Other assets	2,273
Total assets	271,854

Liabilities assumed:
Deposits	172,243
FHLB advances, short-term	7,000
FHLB advances, long -term	50,232
Other liabilities	7,722
Total liabilities	237,197
Net assets acquired	34,657
Goodwill resulting from the acquisition	$6,102

The following table summarizes the fair value of the assets acquired and the liabilities assumed as of the date of acquisition of Polonia Bancorp. The core deposit intangible will be amortized over 10 years using an accelerated method. Goodwill will not be amortized, but instead will be evaluated for impairment.

(Dollars in thousands, except per share data)
Purchase Consideration

Polonia Common Stock:
Total shares of common stock outstanding	3,416,311
Common stock issued capital	1,708,155
Shares redeemed for cash capital	1,708,156

Prudential common stock issued (conversion rate 0.7460)	1,274,197
Prudential closing price at December 31, 2016	$17.12

Cash-out rate paid per share for Polonia Bancorp common stock	$11.09

Purchase consideration assigned to Polonia shares exchanged for Company Common Stock	$21,814
Cash Paid to Polonia for Polonia Bancorp shares	$18,944
Cash Paid for fractional shares	$1
$40,759

Net Assets Acquired

Polonia Bancorp stockholders' equity	37,101
Core deposit intangible assets	822
Estimated adjustments to reflect assets acquired at fair value:
Investment securities	(781)
Portfolio loans	(4,643)
Allowance for loan and lease losses	1,002
Premises	2,850
Other assets	(73)
Deferred taxes	505
Total fair value adjustment to assets acquired	(318)
Estimated adjustments to reflect liabilities assumed at fair value:
Time deposits	(894)
Borrowings	(1,232)
Total fair value adjustment to liabilities assumed	(2,126)
Total net assets acquired	34,657
Goodwill resulting from merger	6,102

Pro Forma Income Statements (unaudited)

The following pro forma income statements for the year ended September 30, 2017 and 2016 presents pro forma results of operations of the combined institution (Polonia Bancorp and the Company) had the merger occurred on October 1, 2015. The pro forma income statement adjustments are limited to the effects of fair value mark amortization and accretion and intangible asset amortization. No cost savings or additional merger expenses have been included in the pro forma results of operations for the years ended September 30, 2017 and 2016.

	Actual from
	acquistion date
	through	Twelve Months ended
	September 30,	September 30,
	2017	2017	2016
(Dollars in thousands, except per share data)

Net interest income	3,467	22,551	29,702
Provision for loan and leases losses	-	2,990	2,990
Net interest income after provision for loan and lease losses	3,467	19,561	26,712
Non-interest income	250	2,205	3,365
Non-interest expenses	2,380	20,287	29,229
Income before income taxes	1,337	1,479	848
Income tax expense	455	225	81
Net income	882	1,254	767
Per share data
Weighed average basic shares outstanding	8,316,638	8,316,638	8,691,241
Dilutive shares	357,871	357,871	224,037
Adjusted weighted-average dilutive shares	8,674,509	8,674,509	8,915,278
Basic earnings per common share	$0.11	$0.15	$0.09
Dilutive earnings per common share	$0.10	$0.14	$0.09

Non-recurring merger costs in the table above		3,559	723

(a)	Weighted-average basis shares outstanding for both periods reflected are the Company’s weighted-average shares plus the 1,274,197, shares that were issued as consideration for the merger. The dilutive shares reflect the Company’s estimated diluted shares for the period

19.	PRUDENTIAL BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENT OF FINANCIAL CONDITION
September 30,	2017	2016
	(Dollars in Thousands)
Assets:
Cash	$9,792	$6,541
ESOP loan receivable	-	5,277
Investment in Bank	125,240	101,350
Other assets	1,147	834
Total assets	$136,179	$114,002

Total stockholders' equity	$136,179	$114,002

INCOME STATEMENT
For the year ended September 30,	2017	2016	2015
	(Dollars in thousands)

Interest on ESOP loan	59	247	263
Equity in the undistributed earnings of the Bank	3,255	2,911	2,549
Other income	-	-	9

Total income	3,314	3,158	2,821

Professional services	369	161	306
Other expense	413	376	447

Total expense	782	537	753

Income before income taxes	2,532	2,621	2,068

Income tax benefit	(246)	(99)	(164)

Net income	2,778	2,720	2,232

CASH FLOWS
For the year ended September 30,	2017	2016	2015
	(Dollars in thousands)
Operating activities:
Net income	$2,778	$2,720	$2,232
Decrease (increase) in assets	46	(579)	88
Equity in the undistributed earnings of the Bank	(3,255)	(2,911)	(2,549)

Net cash used in operating activities	(431)	(770)	(229)

Investing activities:
Repayments received on ESOP loan	5,277	341	325
Acquisitions, net of cash	3,966	-	-

Net cash provided by investing activities	9,243	341	325

Financing Activities:
Purchase of treasury stock	(4,526)	(7,047)	(14,691)
Cash dividends paid	(1,035)	(895)	(2,222)

Net cash used in by financing activities	(5,561)	(7,942)	(16,913)

Net (decrease) increase in cash and cash equivalents	3,251	(8,371)	(16,817)

Cash and cash equivalents, beginning of year	6,541	14,912	31,729

Cash and cash equivalents, end of year	$9,792	$6,541	$14,912

20.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the years ended September 30, 2017 and 2016 is as follows:

	September 30, 2017				September 30, 2016
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr
	(In thousands)				(In thousands)

Interest income	$4,505	$6,671	$7,430	$7,737	$4,056	$4,366	$4,474	$4,587
Interest expense	858	1,373	1,377	1,656	800	849	824	853
Net interest income	3,647	5,298	6,053	6,081	3,256	3,517	3,650	3,734
(Recoveries) Provision for loan losses	185	2,365	30	410	0	75	150	0
Net interest income after provision for loan losses	3,462	2,933	6,023	5,671	3,256	3,442	3,500	3,734
Non-interest income	358	518	625	699	274	209	400	454
Non-interest expense	2,720	6,763	3,500	3,587	2,896	2,796	2,815	2,783
Income(loss) before income tax expense	1,100	(3,312)	3,148	2,783	634	855	1,085	1,405
Income tax expense(benefit)	370	(1,171)	1,031	711	221	307	308	423
Net income	$730	$(2,141)	$2,117	$2,072	$413	$548	$777	$982

Per share:
Earnings per share - basic	$0.09	$(0.27)	$0.25	$0.26	$0.05	$0.08	$0.10	$0.14
Earnings per share - diluted	$0.09	$(0.27)	$0.25	$0.24	$0.05	$0.07	$0.10	$0.14
Dividends per share	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03

	September 30, 2015
	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr
	(In thousands)

Interest income	$4,240	$4,304	$4,055	$4,081
Interest expense	901	871	851	807
Net interest income	3,339	3,433	3,204	3,274
(Recoveries) Provision for loan losses	75	300	210	150
Net interest income after provision for loan losses	3,264	3,133	2,994	3,124
Non-interest income	350	1,988	445	225
Non-interest expense	2,926	3,511	3,432	3,306
Income before income tax expense	688	1,610	7	43
Income tax expense(benefit)	217	(91)	(40)	30
Net income	$471	$1,701	$47	$13

Per share:
Earnings per share - basic	$0.05	$0.20	$0.01	$0.01
Earnings per share - diluted	$0.05	$0.18	$0.01	$-
Dividends per share	$0.03	$0.03	$0.18	$0.03

Due to rounding, the sum of the earnings per share in individual quarters may differ from reported amounts.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations and are operating in an effective manner.

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

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of September 30, 2017. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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
Chief Financial Officer and Treasurer

Changes in Internal Controls over Financial Reporting. No change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 21, 2018, is expected to be which filed with the Securities and Exchange Commission on or about January15, 2018 ("Definitive Proxy Statement").

The Company has adopted a code of ethics policy, which applies to its principal executive officer, principal financial officer, principal accounting officer, as well as its directors and employees generally. The Company will provide a copy of its code of ethics to any person, free of charge, upon request. Any requests for a copy should be made to the shareholder relations administrator, Prudential Bancorp, Inc., 1834 West Oregon Avenue, Philadelphia, Pennsylvania 19145. In addition, a copy of the Code of Ethics is available at the Company’s website at www.prudentialbanker.com under the Investor Relations menu.

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

Equity Compensation Plan Information. The following table provides information as of September 30, 2017 with respect to shares of common stock that may be issued under the existing equity compensation plans, which consist of the 2008 Stock Option Plan, the 2008 Recognition and Retention Plan and the 2014 Stock Incentive Plan, all of which were approved by the Company’s shareholders. The share amounts set forth below with respect to the 2008 Stock Option Plan and the 2008 Recognition and Retention Plan have been adjusted for the exchange of shares in connection with the second-step conversion completed on October 9, 2013, at an exchange ratio of 0.9442 of a share of Company common stock for each share of Old Prudential Bancorp held by other than the MHC.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,065,158	(1)	$12.14	(1)	336,229
Equity compensation plans not approved by security holders	—		—		—
Total	1,065,158		$12.14		336,229

(1)	Includes 142,594 shares subject to restricted stock grants which were not vested as of September 30, 2017. The weighted average exercise price excludes such restricted stock grants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference from the sections captioned "Management Compensation – Related Party Transactions" and “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required herein is incorporated by reference from the section captioned "Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal Two) – Audit Fees" in the Definitive Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation of Prudential Bancorp, Inc. (1)
3.2	Bylaws of Prudential Bancorp, Inc. (1)
4.0	Form of Stock Certificate of Prudential Bancorp, Inc. (1)
10.1	Amended and Restated Post Retirement Agreement between Prudential Savings Bank and Joseph W. Packer, Jr. (2)*
10.2	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. and Diane B. Packer(2)*
10.3	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. (2)*
10.4	Amendment No. 1 to Split-Dollar Agreement between the Bank and Joseph W. Packer, Jr. (2)*
10.5	Settlement Agreement, dated November 7, 2008, by and among Prudential Mutual Holding Company, Prudential Bancorp, Inc. of Pennsylvania, Prudential Savings Bank, Stilwell Value Partners, I, L.P., Stilwell Partners L.P., Stilwell Value LLC, Joseph Stilwell and John Stilwell (3)
10.6	Prudential Bancorp, Inc. of Pennsylvania 2008 Stock Option Plan (4)*
10.7	Prudential Bancorp, Inc. of Pennsylvania 2008 Recognition and Retention Plan and Trust Agreement (4)*

10.8	Amendment No.2 to Split-Dollar Agreement between the Bank and Joseph W. Packer, Jr.*(5)
10.9	Endorsement Split Dollar Insurance Agreement dated June 1, 2017 between Jack Rothkopf and Prudential Savings Bank (6)*
10.10	2014 Stock Incentive Plan(7)*
10.11	Severance Agreement between Prudential Savings Bank and Jack E. Rothkopf (8)*
10.12	Separation Agreement between Prudential Bancorp, Inc., Prudential Savings Bank and Joseph R. Corrato (9)*
10.13	Amended and Restated Employment Agreement between Prudential Bancorp, Inc., Prudential Savings Bank and Dennis Pollack (10)*
10.14	Retirement agreement between Prudential Bancorp, Inc., Prudential Savings Bank and Thomas A. Vento (11)*
10.15	Amendment No. 1 to the Amended and Restated Employment Agreement between Prudential Bancorp, Inc., Prudential Bank and Dennis Pollack (12)*
10.16	Employment Agreement between Prudential Bancorp, Inc., Prudential Savings Bank and Anthony V. Migliorino (12)*
10.17	Amendment No. 1 to the Employment Agreement between Prudential Bancorp, Inc., Prudential Bank and Anthony V. Migliorino (13)*
10.18	Split Dollar Endorsement Agreement dated June 1, 2017, between Dennis Pollack and the Bank (6)*
10.19	Split-Dollar Endorsement Agreement dated June 1, 2017 between Anthony V. Migliorino and the Bank (6)*
23.1	Consent of Independent registered public accounting firm
31.1	Section 1350 Certification of the Chief Executive Officer
31.2	Section 1350 Certification of the Chief Financial Officer
32.0	Section 906 Certification
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) hereof.

(1)	Incorporated by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-189321) filed with the SEC on June 14, 2013.

(2)	Incorporated by reference from the Current Report on Form 8-K, of Prudential Bancorp, Inc. of Pennsylvania dated November 19, 2008 and filed with the SEC on November 25, 2008 (SEC File No. 000-51214).

(3)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania, dated November 7, 2008 and filed with the SEC on November 7, 2008 (SEC File No. 000-51214).

(4)	Incorporated by reference from Appendices A (2008 Stock Option Plan) and B (2008 Recognition and Retention Plan and Trust Agreement”) of the definitive proxy statement of Prudential Bancorp, Inc. of Pennsylvania (SEC File No. 000-51214) filed with the SEC on November 26, 2008.

(5)	Incorporated by reference from the Annual Report on Form 10-K of Prudential Bancorp, Inc. of Pennsylvania for the year ended September 30, 2012 filed with the SEC on December 21, 2012 (SEC File No. 000-51214)

(6)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania dated June 1, 2017 and filed with the SEC on June 6, 2017 (SEC File No. 000-51214).

(7)	Incorporated by reference from Appendix A of the definitive proxy statement of Prudential Bancorp, Inc. filed with the SEC on December 30, 2014 (SEC File No. 000-55084).

(8)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated December 28, 2015 and filed with the SEC on December 28, 2015 (SEC File No. 000-55084).

(9)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated May 3, 2016 and filed with the SEC on May 3, 2016 (SEC File No. 000-55084).

(10)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated May 16, 2016 and filed with the SEC on May 16, 2016 (SEC File No. 000-55084).

(11)	Incorporated by reference from the Quarterly Report on Form 10-K of Prudential Bancorp, Inc. for the quarter ended December 31, 2015 filed with the SEC on February 9, 2016 (SEC File No. 000-55084).

(12)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated December 19, 2016 and filed with the SEC on December 23, 2016 (SEC File No. 000-55084).

(13)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated November 17, 2017 and filed with the SEC on November 22, 2017 (SEC File No. 000-55084).

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential Bancorp, Inc.

December 14, 2017	By:	/s/Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bruce E. Miller	December 14, 2017
Bruce E. Miller
Chairman of the Board

/s/ A. J. Fanelli	December 14, 2017
A. J. Fanelli
Director

/s/ John C. Hosier	December 14, 2017
John C. Hosier
Director

/s/ Francis V. Mulcahy	December 14, 2017
Francis V. Mulcahy

/s/ Dennis Pollack	December 14, 2017
Dennis Pollack
Director, President and Chief Executive President

/s/ Jack E. Rothkopf	December 14, 2017
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer, Treasurer
Chief Accounting Officer

