Form 10-Q
period 2017-12-31
PRUDENTIAL BANCORP, INC.
filed 2018-02-09
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-55084

Prudential Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	46-2935427
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1834 West Oregon Avenue	19145
Philadelphia, Pennsylvania	Zip Code
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of January 31, 2018, 10,819,006 shares were issued and 8,981,316 were outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,
	2017	2017
	(Dollars in Thousands, except per share data)
ASSETS

Cash and amounts due from depository institutions	$2,477	$2,274
Interest-bearing deposits	14,182	25,629

Total cash and cash equivalents	16,659	27,903

Certificates of deposit	1,604	1,604
Investment and mortgage-backed securities available for sale (amortized cost— December 31, 2017, $217,350; September 30, 2017, $180,087)	214,570	178,402
Investment and mortgage-backed securities held to maturity (fair value— December 31, 2017, $62,156; September 30, 2017, $60,179)	63,377	61,284
Loans receivable—net of allowance for loan losses (December 31, 2017, $4,676; September 30, 2017, $4,466)	579,987	571,343
Accrued interest receivable	3,452	2,825
Real estate owned	363	192
Federal Home Loan Bank stock—at cost	6,859	6,002
Office properties and equipment—net	7,711	7,804
Bank owned life insurance	28,212	28,048
Deferred tax assets-net	2,836	4,091
Goodwill	6,102	6,102
Core deposit intangible	672	709
Prepaid expenses and other assets	1,346	3,231
TOTAL ASSETS	$933,750	$899,540

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$11,578	$9,375
Interest-bearing	640,454	626,607
Total deposits	652,032	635,982
Advances from Federal Home Loan Bank (short-term)	30,000	20,000
Advances from Federal Home Loan Bank (long-term)	106,916	94,318
Accrued interest payable	641	1,933
Advances from borrowers for taxes and insurance	3,498	2,207
Accounts payable and accrued expenses	7,249	8,921

Total liabilities	800,336	763,361

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 10,819,006 issued and 8,981,755 outstanding at December 31, 2017; 10,819,006 issued and 9,008,125 outstanding at September 30, 2017	108	108
Additional paid-in capital	119,039	118,751
Treasury stock, at cost: 1,837,251 shares at December 31, 2017 and 1,810,881 shares at September 30, 2017	(27,296)	(26,707)
Retained earnings	43,328	44,787
Accumulated other comprehensive loss	(1,765)	(760)

Total stockholders' equity	133,414	136,179

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$933,750	$899,540

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2017	2016
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME:
Interest on loans	$6,107	$3,325
Interest on mortgage-backed securities	842	571
Interest and dividends on investments	949	606
Interest on interest-bearing assets	138	3

Total interest income	8,036	4,505

INTEREST EXPENSE:
Interest on deposits	1,412	691
Interest on advances from Federal Home Loan Bank (short-term)	82	73
Interest on advances from Federal Home Loan Bank (long-term)	406	93

Total interest expense	1,900	857

NET INTEREST INCOME	6,136	3,648

PROVISION FOR LOAN LOSSES	210	185

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,926	3,463

NON-INTEREST INCOME:
Fees and other service charges	167	124
Gain on sale of loans, net	-	44
Income from bank owned life insurance	164	166
Other	84	24

Total non-interest income	415	358

NON-INTEREST EXPENSE:
Salaries and employee benefits	1,974	1,569
Data processing	176	112
Professional services	792	319
Office occupancy	271	170
Depreciation	156	82
Director compensation	59	68
Advertising	60	37
Core deposit amortization	37	-
Other	518	363
Total non-interest expense	4,043	2,720

INCOME BEFORE INCOME TAXES	2,298	1,101

INCOME TAXES:
Current expense	648	470
Deferred tax (benefit)	1,616	(100)

Total income tax expense	2,264	370

NET INCOME	$34	$731

BASIC EARNINGS PER SHARE	$0.004	$0.100

DILUTED EARNINGS PER SHARE	$0.004	$0.100

DIVIDENDS PER SHARE	$0.20	$0.03

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended December 31,
	2017	2016

	(Dollars in Thousands)
Net income	$34	$731

Unrealized holding losses on available-for-sale securities	(1,107)	(3,456)
Tax effect	376	1,177
Unrealized holding gain on interest rate swaps	44	733
Tax effect	(15)	(249)

Total other comprehensive loss	(702)	(1,795)

Comprehensive loss	$(668)	$(1,064)

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Stock	Earnings	Loss	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2017	$108	$118,751	$-	$(26,707)	$44,787	$(760)	$136,179

Net income					34		34

Other comprehensive loss						(702)	(702)

Dividends paid ($0.20 per share)					(1,796)		(1,796)

Purchase of Treasury Stock (48,541 shares)				(898)			(898)
Treasury Stock used for employee benefit plans (22,171 shares)				309			309

Stock option expense		169					169

Recognition and Retention Plan expense		119					119

Reclassification due to change in feceral income tax rate					303	(303)	-

BALANCE, December 31, 2017	$108	$119,039	$-	$(27,296)	$43,328	$(1,765)	$133,414

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Stock	Earnings	(Loss) Income	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, Octoober 1, 2016	$95	$95,713	$(4,550)	$(21,098)	$43,044	$798	$114,002

Net income					731		731

Other comprehensive loss						(1,795)	(1,795)

Dividends paid ($0.03 per share)					(225)		(225)

Stock option expense		130					130

Recognition and Retention Plan expense		134					134

ESOP shares committed to be released (8,879 shares)		45	94				139

BALANCE, December 31, 2016	$95	$96,022	$(4,456)	$(21,098)	$43,550	$(997)	$113,116

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2017	2016
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$34	$731
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	156	82
Net (accretion) amortization of premiums/discounts	53	(9)
Provision for loan losses	210	185
Net amortization of deferred loan fees and costs	3	46
Share-based compensation expense for stock options and awards	288	264
Income from bank owned life insurance	(164)	(166)
Gain from sale of loans	-	(44)
Proceeds from sale of loans held for sale	-	2,478
Compensation expense of ESOP	-	139
Deferred income tax expense (benefit)	1,616	(100)
Changes in assets and liabilities which used cash:
Accrued interest receivable	(627)	(147)
Prepaid escrow for the Polonia Merger	-	(18,949)
Accrued interest payable	(1,292)	(1,226)
Net other	24	(1,489)
Net cash provided by (used in) operating activities	301	(18,205)
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(40,641)	-
Purchase of investment securities held for maturity	(2,458)	(5,061)
Loans originated or acquired	(28,346)	(27,848)
Principal collected on loans	19,475	20,637
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	345	295
Available-for-sale	3,332	2,607
Purchase of FHLB stock	(857)	(507)
Purchase of BOLI	-	(10,000)
Purchases of equipment	(63)	(6)
Net cash used in investing activities	(49,213)	(19,883)
FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts, and savings accounts	(5,691)	(1,105)
Net increase in certificates of deposit	21,741	20,119
Net proceeds from FHLB advances (short-term)	10,000	29,012
Proceeds from FHLB advances (long-term)	26,000	-
Repayment of FHLB advances (long-term)	(13,287)	(14,850)
Increase in advances from borrowers for taxes and insurance	1,290	765
Cash dividends paid	(1,796)	(225)
Treasury stock used for employee benefit plans	309	-
Purchase of treasury stock	(898)	-
Net cash provided by financing activities	37,668	33,716

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,244)	(4,372)

CASH AND CASH EQUIVALENTS—Beginning of period	27,903	12,440

CASH AND CASH EQUIVALENTS—End of period	$16,659	$8,068
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal
Home Loan Bank	$3,192	$2,083

Income taxes paid	$-	$650

SUPPLEMENTAL DISCLOSURE OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$171	$-

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Prudential Bancorp, Inc. (the “Company”) is a Pennsylvania corporation and the parent holding company for Prudential Bank (the “Bank”). The Company is a registered bank holding company.

The Bank is a community-oriented Pennsylvania-chartered savings bank headquartered in South Philadelphia. The banking office network currently consists of the headquarters and main office(which includes a branch office), administrative office, and 10 additional full-service branch offices. Nine of the branch offices are located in Philadelphia (Philadelphia County), one is in Drexel Hill, Delaware County, and one is in Huntingdon Valley, Montgomery County (both Pennsylvania counties). The Bank maintains ATMs at all 11 of the banking offices. The Bank also provides on-line and mobile banking services.

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

Basis of presentation – The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The significant accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 84 through 88 of the Form 10K for the year ended September 30, 2017.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Since the guidance scopes out revenue associated with financial instruments, including loan receivables and investment securities, we do not expect the adoption of the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company's revenue is not within the scope of Topic 606.  However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s balance sheet is estimated to result in less than a 1 percent increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a “set”) is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update should be applied prospectively on or after the effective date. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and results of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which affects any entity that changes the terms or conditions of a share-based payment award.  This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards.  The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date the entity adopts Topic 842; otherwise, an entity should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02 Topic 842. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and results of operations.

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2017		2016
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$34	$34	$731	$731
Weighted average shares outstanding	8,855,116	8,855,116	7,333,531	7,333,531
Effect of common stock equivalents	-	357,871	-	320,745
Adjusted weighted average shares used in earnings per share computation	8,855,116	9,212,987	7,333,531	7,654,276
Earnings per share - basic and diluted	$0.004	$0.004	$0.100	$0.096

All exercisable stock options outstanding as of December 31, 2017 and 2016 had exercise prices below the then current per share market price for the Company’s common stock and were considered dilutive for the earnings per share calculation.

3.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive (loss)income by component net of tax:

	Three Months Ended December 31,			Three Months Ended December 31,
	2017	2017	2017	2016	2016	2016
	Unrealized gain(loss) on AFS securities (a)	Unrealized gain(loss) on interest rate swaps (a)	Total accumulated other comprehensive income	Unrealized gain(loss) on AFS securities (a)	Unrealized gain(loss) on interest rate swaps (a)	Total accumulated other comprehensive income
Beginning Balance, October 1	$(1,091)	$331	$(760)	$931	$(133)	$798
Other comprehensive (loss)income before reclassification	(731)	29	(702)	(2,279)	484	(1,795)
Total	(1,822)	360	(1,462)	(1,348)	351	(997)
Reclassification due to change in federal income tax rate	(303)	-	(303)	-	-	-
Ending Balance, December 31	$(2,125)	$360	$(1,765)	$(1,348)	$351	$(997)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$25,927	$-	$(430)	$25,497
Mortgage-backed securities - U.S. government agencies	134,588	175	(2,473)	132,290
Corporate bonds	56,829	226	(339)	56,716
Total debt securities available for sale	217,344	401	(3,242)	214,503

FHLMC preferred stock	6	61	-	67

Total securities available for sale	$217,350	$462	$(3,242)	$214,570

Securities Held to Maturity:
U.S. government and agency obligations	$33,500	$197	$(1,688)	$32,009
Mortgage-backed securities - U.S. government agencies	6,664	233	(66)	6,831
State and political subdivisions	23,213	195	(92)	23,316

Total securities held to maturity	$63,377	$625	$(1,846)	$62,156

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$26,125	$9	$(335)	$25,799
Mortgage-backed securities - U.S.
government agencies	119,456	146	(1,475)	118,127
Corporate debt securities	34,500	185	(285)	34,400
Total debt securities available for sale	180,081	340	(2,095)	178,326

FHLMC preferred stock	6	70	-	76

Total securities available for sale	$180,087	$410	$(2,095)	$178,402

Securities Held to Maturity:
U.S. government and agency obligations	$33,500	$229	$(1,688)	$32,041
State and political subdivisions	20,781	165	(104)	20,842
Mortgage-backed securities - U.S.
government agencies	7,003	304	(11)	7,296

Total securities held to maturity	$61,284	$698	$(1,803)	$60,179

As of December 31, 2017 the Bank maintained $104.9 million in a safekeeping account at the FHLB of Pittsburgh used for collateral as a convenience. The Bank is not required to maintain any specific collateral for its borrowings; therefore these securities are not restricted and could be sold or transferred if needed.

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at December 31, 2017:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(19)	$4,919	$(411)	$20,578	$(430)	$25,497
Mortgage-backed securities - US government agencies	(1,404)	80,664	(1,069)	38,269	(2,473)	118,933
Corporate bonds	(206)	25,331	(133)	3,928	(339)	29,259

Total securities available for sale	$(1,629)	$110,914	$(1,613)	$62,775	$(3,242)	$173,689

Securities Held to Maturity:
U.S. government and agency obligations	$(114)	$2,886	$(1,574)	$25,927	$(1,688)	$28,813
Mortgage-backed securities - US government agencies	(43)	1,544	(23)	1,132	(66)	2,676
State and political subdivisions	(77)	8,322	(15)	1,798	(92)	10,120

Total securities held to maturity	$(234)	$12,752	$(1,612)	$28,857	$(1,846)	$41,609

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at September 30, 2017:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(335)	$20,655	$-	$-	$(335)	$20,655
Mortgage-backed securities - U.S. government agencies	(1,135)	77,176	(340)	11,684	(1,475)	88,860
Corporate debt securities	(285)	22,511	-	-	(285)	22,511

Total securities available for sale	$(1,755)	$120,342	$(340)	$11,684	$(2,095)	$132,026

Securities Held to Maturity:
U.S. government and agency obligations	$(1,688)	$28,813	$-	$-	$(1,688)	$28,813
Mortgage-backed securities - U.S. government agencies	(11)	1,176	-	-	(11)	1,176
Corporate debt securities	-	-	-	-	-	-
State and political subdivisions	(104)	7,854	-	-	(104)	7,854

Total securities held to maturity	$(1,803)	$37,843	$-	$-	$(1,803)	$37,843

Total	$(3,558)	$158,185	$(340)	$11,684	$(3,898)	$169,869

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

For both the three months ended December 31, 2017 and 2016, the Company did not record any credit losses on investment securities through earnings.

U.S. Government and Agency Obligations - At December 31, 2017, there were two securities in a gross unrealized loss position for less than 12 months while there were thirteen securities in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

Mortgage-Backed Securities – At December 31, 2017, there were 27 mortgage-backed securities in a gross unrealized loss position for less than 12 months, while there were 31 securities in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

Corporate Debt Securities – At December 31, 2017, there were 21 securities in a gross unrealized loss for less than 12 months, while there were five securities in a gross unrealized loss position for more than 12 months at such date. These securities are backed by publicly traded companies with an investment grade rating by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

State and political subdivisions – At December 31, 2017, there were six securities in a gross unrealized loss for less than 12 months, while there was one security in a gross unrealized loss position for more than 12 months at such date. These securities are backed by local municipalities/school districts located in the Commonwealth of Pennsylvania with an investment grade rating by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2017.

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

	December 31, 2017
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due after one through five years	$6,057	$6,112	$6,053	$6,044
Due after five through ten years	23,846	23,613	50,776	50,672
Due after ten years	26,810	25,600	25,927	25,497

Total	$56,713	$55,325	$82,756	$82,213

During the three month periods ended December 31, 2017 and 2016, the Company did not sell any securities.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,	September 30,
	2017	2017
	(Dollars in Thousands)
One-to-four family residential	$355,327	$351,298
Multi-family residential	16,825	21,508
Commercial real estate	115,233	127,644
Construction and land development	151,830	145,486
Commercial business	3,333	488
Leases	3,617	4,240
Consumer	1,903	1,943

Total loans	648,068	652,607

Undisbursed portion of loans-in-process	(60,566)	(73,858)
Deferred loan fees	(2,839)	(2,940)
Allowance for loan losses	(4,676)	(4,466)

Net loans	$579,987	$571,343

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at December 31, 2017:

	One- to-four family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,270	158	1,064	1,621	26	20	24	493	4,676
Total ending allowance balance	$1,270	$158	$1,064	$1,621	$26	$20	$24	$493	$4,676

Loans:
Individually evaluated for impairment	$11,102	$312	$3,765	$8,734	$-	$-	$10		$23,923
Collectively evaluated for impairment	344,225	16,513	111,468	143,096	3,333	3,617	1,893		624,145
Total loans	$355,327	$16,825	$115,233	$151,830	$3,333	$3,617	$1,903		$648,068

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at September 30, 2017:

	One- to-four family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,241	205	1,201	1,358	4	23	24	410	4,466
Total ending allowance balance	$1,241	$205	$1,201	$1,358	$4	$23	$24	$410	$4,466

Loans:
Individually evaluated for impairment	$8,277	$317	$2,337	$8,724	$-	$-	$10		$19,665
Collectively evaluated for impairment	343,021	21,191	125,307	136,762	488	4,240	1,933		632,942
Total loans	$351,298	$21,508	$127,644	$145,486	$488	$4,240	$1,943		$652,607

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

The following table presents impaired loans by class as of December 31, 2017, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$11,102	$11,102	$11,421
Multi-family residential	-	-	312	312	312
Commercial real estate	-	-	3,765	3,765	3,848
Construction and land development	-	-	8,734	8,734	11,115
Consumer	-	-	10	10	10
Total loans	$-	$-	$23,923	$23,923	$26,706

The following table presents impaired loans by class as of September 30, 2017, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$8,277	$8,277	$9,245
Multi-family	-	-	317	317	317
Commercial real estate	-	-	2,337	2,337	2,449
Construction and land development	-	-	8,724	8,724	11,105
Consumer	-	-	10	10	10
Total loans	$-	$-	$19,665	$19,665	$23,126

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended December 31, 2017
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$9,690	$34	$4
Multi-family residential	315	6	-
Commercial real estate	3,051	29	-
Construction and land development	8,729	-	-
Consumer	10	-	-
Total loans	$21,795	$69	$4

	Three Months Ended December 31, 2016
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$5,522	$17	$24
Multi-family residential	332	6	-
Commercial real estate	2,938	17	11
Construction and land development	10,399	-	-
Total loans	$19,191	$40	$35

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

	December 31, 2017
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$-	$3,336	$4,217	$7,553
Multi-family residential	16,513	-	312	16,825
Commercial real estate	111,468	1,966	1,799	115,233
Construction and land development	143,096	-	8,734	151,830
Commercial business	3,333	-	-	3,333
Total loans	$274,410	$5,302	$15,062	$294,774

	September 30, 2017
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$-	$1,635	$3,878	$5,513
Multi-family residential	21,191	-	317	21,508
Commercial real estate	125,307	1,449	888	127,644
Construction and land development	136,763	-	8,723	145,486
Commercial business	488	-	-	488
Total loans	$283,749	$3,084	$13,806	$300,639

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

	December 31, 2017
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$344,225	$3,549	$347,774
Leases	3,617	-	3,617
Consumer	1,903	-	1,903
Total loans	$349,745	$3,549	$353,294

	September 30, 2017
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$343,021	$2,764	$345,785
Leases	$4,240	-	$4,240
Consumer	1,943	-	1,943
Total loans	$349,204	$2,764	$351,968

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following table presents the loan categories of the loan portfolio summarized by the aging categories of performing and delinquent loans and nonaccrual loans:

	December 31, 2017
							90 Days+
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing
	(Dollars in Thousands)
One-to-four family residential	$348,012	$3,238	$4,077	$7,315	$355,327	$5,892	$-
Multi-family residential	16,825	-	-	-	16,825	-	-
Commercial real estate	113,747	-	1,486	1,486	115,233	1,563	-
Construction and land development	142,921	175	8,734	8,909	151,830	8,734	-
Commercial business	3,333	-	-	-	3,333	-	-
Leases	3,617	-	-	-	3,617	-	-
Consumer	1,903	-	-	-	1,903	-	-
Total loans	$630,358	$3,413	$14,297	$17,710	$648,068	$16,189	$-

	September 30, 2017
							90 Days+
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing
	(Dollars in Thousands)
One-to-four family residential	$346,877	$1,746	$2,675	$4,421	$351,298	$5,107	$-
Multi-family residential	21,508	-	-	-	21,508	-	-
Commercial real estate	125,157	1,000	1,487	2,487	127,644	1,566	-
Construction and land development	136,762	-	8,724	8,724	145,486	8,724	-
Commercial business	488	-	-	-	488	-	-
Leases	4,240	-	-	-	4,240	-	-
Consumer	1,874	69	-	69	1,943	-	-
Total loans	$636,906	$2,815	$12,886	$15,701	$652,607	$15,397	$-

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

The following tables summarize the primary segments of the allowance for loan losses. Activity in the allowance is presented for the three month periods ended December 31, 2017 and 2016:

	Three Months Ended December 31, 2017
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2017	$1,241	$205	$1,201	$1,358	$4	$23	$24	$410	$4,466
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	29	(47)	(137)	263	22	(3)	-	83	210
ALLL balance at December 31, 2017	$1,270	$158	$1,064	$1,621	$26	$20	$24	$493	$4,676

	Three Months Ended December 31, 2016
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2016	$1,627	$137	$859	$316	$1	$21	$10	$298	$3,269
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Provision	(63)	(2)	104	99	(1)	7	25	16	185
ALLL balance at December 31, 2016	$1,471	$58	$359	$757	$-	$8	$8	$266	$3,454

The Company recorded a provision for loan losses in the amount of $210,000 for the three months period ended December 31, 2017, compared to $185,000 for the same period in 2016.

At December 31, 2017, the Company had eleven loans aggregating $7.6 million that were classified as troubled debt restructurings (“TDRs”). Seven of such loans aggregating $1.2 million as of December 31, 2017 were performing in accordance with the restructured terms and accruing interest. Three of the TDRs which are classified as non-accrual totaling $4.9 million are a part of a troubled lending relationship totaling $10.7 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship). The remaining TDR is also on non-accrual and consists of a $1.5 million loan secured by various commercial and residential properties. No TDRs defaulted during the three month period ending December 31, 2017.

The Company restructured one loan, with a balance of $77,000, during the three month period ended December 31, 2017, while no loans were restructured during the same period in 2016. The restructure entailed extending the loan maturity date to February 2018.

	As of and for the Three months Ended December 31, 2017
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

One-to-four family residential	1	$77	$77
	1	$77	$77

No TDRs defaulted during the three month period ending December 31, 2017.

6.	DEPOSITS

Deposits consist of the following major classifications:

	December 31,		September 30,
	2017		2017

	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$71,484	11.0%	$76,272	12.0%
Interest-bearing checking accounts	46,758	7.2%	54,267	8.5%
Non interest-bearing checking accounts	11,578	1.8%	9,375	1.5%
Passbook, club and statement savings	106,146	16.3%	101,743	16.0%
Certificates maturing in six months or less	158,204	24.3%	154,750	24.3%
Certificates maturing in more than six months	257,862	39.4%	239,575	37.7%

Total	$652,032	100.0%	$635,982	100.0%

Certificates of $250,000 and over totaled $47.9 million as of December 31, 2017 and $28.9 million as of September 30, 2017.

7.	ADVANCES FROM FEDERAL HOME LOAN BANK – SHORT TERM

The periods ended December 31, 2017 and September 30, 2017 outstanding balances and related information of short-term borrowings from the FHLB are summarized follows:

				December 31,	September 30,
				2017	2017
Type	Maturity Date	Coupon	Call Date	Amount	Amount
				(Dollars in Thousands)
Fixed Rate - Amortizing	6-Oct-17	1.30%	Not Applicable		$10,000
Fixed Rate - Amortizing	13-Oct-17	1.31%	Not Applicable		10,000
Weighted average rate		1.31%

Fixed Rate - Amortizing	3-Jan-18	1.54%	Not Applicable	$10,000
Fixed Rate - Amortizing	5-Jan-18	1.53%	Not Applicable	10,000
Fixed Rate - Amortizing	12-Jan-18	1.57%	Not Applicable	10,000
Weighted average rate		1.55%		$30,000	$20,000

As of December 31, 2017 and September 30, 2017, $20.0 million consists of two $10.0 million 30 day FHLB advances associated with an interest rate swap contract with a weighted average effective cost of 125 basis points and 117 bps respectively. The additional $10.0 million at December 31, 2017 consisted of a one week borrowing to provide additional liquidity.

8.	ADVANCES FROM FEDERAL HOME LOAN BANK – LONG TERM

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by a blanket collateral of loans held by the Company and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of December 31, 2017 are as follows:

				December 31,	September 30,
				2017	2017
Type	Maturity Date	Coupon	Call Date	Amount	Amount
				(Dollars in Thousands)
Fixed Rate - Amortizing	1-Dec-17	1.16%	Not Applicable	$-	$505
Fixed Rate - Amortizing	18-Nov-19	1.53%	Not Applicable	2,677	3,044
Fixed Rate - Amortizing	26-Oct-20	1.94%	Not Applicable	3,784	-
Fixed Rate - Amortizing	12-Oct-21	1.99%	Not Applicable	2,880	-
Fixed Rate - Amortizing	15-Aug-23	1.94%	Not Applicable	1,895	1,974
		1.86%	(a)	11,236	5,523

Fixed Rate - Advances	17-Nov-17	1.20%	Not Applicable	-	10,000
Fixed Rate - Advances	4-Dec-17	1.15%	Not Applicable	-	2,000
Fixed Rate - Advances	19-Mar-18	2.53%	Not Applicable	5,013	5,029
Fixed Rate - Advances	19-Mar-18	2.13%	Not Applicable	5,009	5,041
Fixed Rate - Advances	20-Jun-18	1.86%	Not Applicable	3,007	3,011
Fixed Rate - Advances	25-Jun-18	2.09%	Not Applicable	3,011	3,016
Fixed Rate - Advances	27-Aug-18	4.15%	Not Applicable	7,126	7,174
Fixed Rate - Advances	15-Nov-18	1.89%	Not Applicable	3,011	3,014
Fixed Rate - Advances	16-Nov-18	1.40%	Not Applicable	7,500	7,500
Fixed Rate - Advances	26-Nov-18	1.81%	Not Applicable	2,006	2,008
Fixed Rate - Advances	3-Dec-18	1.54%	Not Applicable	3,000	3,000
Fixed Rate - Advances	16-Aug-19	2.66%	Not Applicable	3,048	3,056
Fixed Rate - Advances	9-Oct-19	2.54%	Not Applicable	2,029	2,034
Fixed Rate - Advances	26-Nov-19	2.35%	Not Applicable	3,040	3,062
Fixed Rate - Advances	22-Jun-20	2.60%	Not Applicable	3,056	3,000
Fixed Rate - Advances	24-Jun-20	2.85%	Not Applicable	2,049	2,054
Fixed Rate - Advances	27-Jul-20	1.38%	Not Applicable	249	249
Fixed Rate - Advances	17-Aug-20	3.06%	Not Applicable	2,062	2,068
Fixed Rate - Advances	9-Oct-20	2.92%	Not Applicable	2,056	2,061
Fixed Rate - Advances	27-Jul-21	1.52%	Not Applicable	249	249
Fixed Rate - Advances	28-Jul-21	1.48%	Not Applicable	249	249
Fixed Rate - Advances	29-Jul-21	1.42%	Not Applicable	249	249
Fixed Rate - Advances	19-Aug-21	1.55%	Not Applicable	249	249
Fixed Rate - Advances	7-Oct-21	3.19%	Not Applicable	2,084	2,089
Fixed Rate - Advances	12-Oct-21	3.23%	Not Applicable	2,079	2,084
Fixed Rate - Advances	20-Oct-21	2.12%	Not Applicable	4,000	-
Fixed Rate - Advances	6-Jun-22	2.05%	Not Applicable	10,000	10,000
Fixed Rate - Advances	6-Sep-22	1.94%	Not Applicable	249	249
Fixed Rate - Advances	22-Sep-22	2.11%	Not Applicable	5,000	5,000
Fixed Rate - Advances	12-Oct-22	2.22%	Not Applicable	3,000	-
Fixed Rate - Advances	17-Oct-22	2.18%	Not Applicable	3,000	-
Fixed Rate - Advances	26-Oct-22	2.29%	Not Applicable	3,000	-
Fixed Rate - Advances	31-Oct-22	2.30%	Not Applicable	2,000	-
Fixed Rate - Advances	13-Dec-22	2.44%	Not Applicable	4,000	-
		2.36%	(a)	95,680	88,795

(a) Weighted average coupon rate			Total	$106,916	$94,318

9.	DERIVATIVES

The Company has contracted with a third party to participate in interest rate swap contracts. Two of the swaps are cash flow hedges associated with $20.0 million of FHLB advances at December 31, 2017 and September 30, 2017. These interest rate swaps involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. During the quarter ended December 31, 2017, $42,000 of income was recognized as ineffectiveness through earnings, while $-0- was recognized as ineffectiveness through earnings during the comparable period in 2016. There was one Interest rate swap designated as a fair value hedge involving the receipt of variable rate payments from a counterparty in exchange for Prudential making fixed rate payments over the life of the agreements applicable to a $1.1 million commercial loan as of December 31, 2017 and September 30, 2017. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. During the quarter ended December 31, 2017, $13,000 of income was recognized through earnings, while $-0- was recognized through earnings during the comparable period in 2016.

Below is a summary of the interest rate swap agreements and the terms as of December 31, 2017.

	Notional	Pay	Receive	Maturity	Unrealized
	Amount	Rate	Rate	Date	Gain
			(Dollars in thousands)
Interest rate swap contract	$10,000	1.15%	1 Month Libor	6-Apr-21	$267
Interest rate swap contract	10,000	1.18%	1 Month Libor	13-Jun-21	279
Interest rate swap contract	1,100	4.10%	1 Month Libor +276 bp	1-Aug-26	-

					$546

Below is a summary of the interest rate swap agreements and the terms as of September 30, 2017.

	Notinal	Pay	Receive	Maturity	Unrealized
	Amount	Rate	Rate	Date	Gain
			(Dollar in thousands)

Interest rate swap contract	$10,000	1.15%	1 Mth Libor	6-Apr-21	$217
Interest rate swap contract	10,000	1.18%	1 Mth Libor	13-Jun-21	223
Interest rate swap contract	1,100	4.10%	1 Mth Libor +276 bp	1-Aug-26	62

					$502

All three interest swaps are carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”

10.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	December 31,	September 30,
	2017	2017
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,344	$1,675
Nonaccrual interest	249	349
Accrued vacation	7	12
Capital loss carryforward	300	476
Split dollar life insurance	10	15
Post-retirement benefits	60	98
Unrealized losses on available for sale securities	584	569
Deferred compensation	912	1,439
Goodwill	89	148
Purchse accounting adjustments	198	731
Other	50	254
Employee benefit plans	97	90

Total deferred tax assets	3,900	5,856
Valuation allowance	(239)	(378)
Total deferred tax assets, net of valuation allowance	3,661	5,478

Deferred tax liabilities:
Property	199	332
Unrealized gains on interest rate swaps	115	171
Deferred loan fees	511	884

Total deferred tax liabilities	825	1,387

Net deferred tax assets	$2,836	$4,091

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be fully realized through future reversals of existing taxable temporary differences, and/or to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains recognized over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The valuation allowance totaled $239,000 and $378,000 at December 31, 2017, and September 30, 2017, respectively.

For the three-month period ended December 31, 2017, the Company recorded income tax expense of $2.3 million, which included a $1.8 million one-time charge related to a re-evaluation of the Company’s deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act in December 2017, compared to income tax expense of $370,000 and an effective tax rate of 33.6% for the same period in 2016. The reevaluation reflected the effect of the significant decline in the federal corporate income tax rate applicable to the company. During fiscal 2018, commencing with the quarter ended December 31, 2017, the Company’s statutory income tax rate will be 24.25% as compared to companies which are calendar year tax reporting companies whose statutory rate will decrease to 21% starting January 1, 2018. Effective October 1, 2018, the Company’s statutory tax rate will be reduced to 21%.

The income tax expense differs from that computed at the statutory federal corporate tax rate as follows:

	2017		2016
		Percentage		Percentage
		of Pretax		of Pretax
	Amount	Income	Amount	Income
	(Dollars in Thousands)
Tax at statutory rate	$557	24.25%	$374	34.00%
Adjustments resulting from:
Write-down of deferred tax asset	1,756	76.41	-	-
Tax exempt income	(33)	(1.44)	(6)	(0.54)
Income from bank owned life insurance	(40)	(1.74)	(57)	(5.19)
Employee benefit plans	21	0.91	68	6.17
Other	3	0.13	(9)	(0.83)

Income tax expense	$2,264	98.52%	$370	33.61%

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations as a component of income tax expense. During fiscal 2017, the Internal Revenue Service conducted an audit of the Company’s tax return for the year ended September 30, 2014, and no adverse findings were reported. The Company’s federal and state income tax returns for taxable years through September 30, 2014 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

11.	STOCK COMPENSATION PLANS

The Company maintains the 2008 Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the RRP Trust purchased 213,528 shares of the Company’s common stock in the open market for approximately $2.5 million, at an average purchase price per share of $11.49 as part of the RRP. The Company made sufficient contributions to the RRP Trust to fund the RRP Trust’s purchases. Shares subject to awards under the RRP generally vest at the rate of 20% per year over five years. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares can be awarded as restricted stock awards or units, of which 235,500 shares were awarded during February. In August 2016, the Company granted 7,473 shares under the 2008 RRP and 3,027 shares under the 2014 SIP. In March 2017, the Company granted 17,128 shares under the 2014 SIP.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three months ended December 31, 2017 and 2016, $151,000 and $134,000, respectively, was recognized in compensation expense for the RRP and the 2014 SIP. At December 31, 2017, approximately $1.3 million in additional compensation expense for the shares awarded which remained outstanding related to the RRP and the 2014 SIP remained unrecognized

A summary of the Company’s non-vested stock award activity for the three months ended December 31, 2017 and 2016 is presented in the following tables:

	Three Months Ended December 31, 2017
	Number of Shares (1)	Weighted Average Grant Date Per Share Fair Value

Nonvested stock awards at October 1, 2017	142,594	$12.79
Granted	-	-
Forfeited	(3,736)	$11.84
Vested	-	-
Nonvested stock awards at December 31, 2017	138,858	$12.82

	Three Months Ended December 31, 2016
	Number of Shares	Weighted Average Grant Date Per Share Fair Value

Nonvested stock awards at October 1, 2016	172,788	$12.03
Granted	-	-
Forfeited	-	-
Vested	-	-
Nonvested stock awards at December 31, 2016	172,788	$12.03

The Company maintains the Stock Option Plan (the “Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares of common stock were approved for future issuance pursuant to the Stock Option Plan. As of December 31, 2017, all of the options had been awarded under the Option Plan. As of December 31, 2017, 524,287 options were vested under the Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 605,000 shares were awarded during February 2015. During August 2016, the Company granted 18,867 shares under the Option Plan and 8,633 shares under the 2014 SIP. In March 2017, the Company granted 22,828 shares under the 2014 SIP. In May 2017, the Company granted 24,717 shares under the 2014 SIP and 283 shares under the Option Plan.

A summary of the status of the Company’s stock options under the 2008 Option Plan and the 2014 SIP as of December 31, 2017 and 2016 are presented below:

	Three Months Ended December 31, 2017
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2017	922,564	$12.04
Granted	-	-
Exercised	(22,171)	$11.27
Forfeited	(8,364)	$11.76
Outstanding at December 31, 2017	892,029	$12.28
Exercisable at December 31, 2017	524,267	$11.47

	Three Months Ended December 31, 2016
	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2016	921,909	$11.70
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2016	921,909	$11.70
Exercisable at December 31, 2016	467,397	$11.40

The weighted average remaining contractual term was approximately 4.0 years for options outstanding as of December 31, 2017.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013, $4.67 for the options granted during fiscal 2014, $4.58 for options granted during fiscal 2015, $2.13 for options granted during fiscal 2016 and $3.18 for options granted during fiscal 2017. The fair value for grants made in fiscal 2016 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $14.42, term of seven years, volatility rate of 13.82%, interest rate of 1.36% and a yield rate of 0.80%. The fair value for grants made in fiscal 2017 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value based on grant date market value and range from $17.43 to $18.39, term of seven years, volatility rate of 14.37%, interest rate of 2.22% and a yield rate of 0.69%.

During the three months ended December 31, 2017 and 2016, $137,000 and $130,000, respectively, was recognized in compensation expense for options granted pursuant to the Option Plan and the 2014 SIP.

At December 31, 2017, there was approximately $1.2 million in additional compensation expense to be recognized for awarded options which remained outstanding and unvested at such date. The weighted average period over which this expense will be recognized is approximately 2.8 years.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2017, the Company had $56.6 million in outstanding commitments to originate fixed-rate loans with market interest rates ranging from 4.75% to 5.50%. At September 30, 2017, the Company had $45.9 million in outstanding commitments to originate fixed-rate loans with market interest rates ranging from 3.75% to 5.25%. The aggregate undisbursed portion of loans-in-process amounted to $60.6 million at December 31, 2017 and $73.9 million at September 30, 2017.

The Company also had commitments under unused lines of credit of $6.8 million as of December 31, 2017 and $7.4 million as of September 30, 2017 and letters of credit outstanding of $1.8 million as of December 31, 2017 and $1.4 million as of September 30, 2017.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At December 31, 2017, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $1.7 million. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

13.	FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2017 and September 30, 2017, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Generally accepted accounting principles used in the United States establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

The three broad levels of hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets as of December 31, 2017 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$25,497	$-	$25,497
Mortgage-backed securities - U.S. Government agencies	-	132,290	-	132,290
Corporate bonds	-	56,716	-	56,716
FHLMC preferred stock	67	-	-	67
Interest rate swap contracts	-	601	-	601
Total	$67	$215,104	$-	$215,171

Those assets as of September 30, 2017 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$25,799	$-	$25,799
Mortgage-backed securities - U.S. Government agencies	-	118,127	-	118,127
Corporate bonds	-	34,400	-	34,400
FHLMC preferred stock	76	-	-	76
Interest rate swap contracts	-	502	-	502
Total	$76	$178,828	$-	$178,904

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparable included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value in excess of $23.9 million as of December 31, 2017.

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

Summary of Non-Recurring Fair Value Measurements

	At December 31, 2017
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$23,923	$23,923
Real estate owned	-	-	363	363
Total	$-	$-	$24,286	$24,286

	At September 30, 2017
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$19,665	$19,665
Real estate owned	-	-	192	192
Total	$-	$-	$19,857	$19,857

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At December 31, 2017
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$23,923	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 57% discount/ 7%
Real estate owned	$363	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	10% discount

	At September 30, 2017
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$19,665	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 57% discount/ 7%
Real estate owned	$192	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	10% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

			Fair Value Measurements at
	Carrying	Fair	December 31, 2017
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$16,659	$16,659	$16,659	$-	$-
Certificates of deposit	1,604	1,604	1,604	-	-
Investment and mortgage-backed securities available for sale	214,570	214,570	67	214,503	-
Investment and mortgage-backed securities held to maturity	63,377	62,156	-	62,156	-
Loans receivable, net	579,987	580,226	-	-	580,226
Accrued interest receivable	3,452	3,452	3,452	-	-
Federal Home Loan Bank stock	6,859	6,859	6,859	-	-
Bank owned life insurance	28,212	28,212	28,212	-	-
Interest rate swap contracts	601	601	-	601	-

Liabilities:
Checking accounts	58,336	58,336	58,336	-	-
Money market deposit accounts	71,484	71,484	71,484	-	-
Passbook, club and statement savings accounts	106,146	106,146	106,146	-	-
Certificates of deposit	416,066	420,294	-	-	420,294
Advances from FHLB short-term	30,000	30,000	30,000	-	-
Advances from FHLB long-term	106,916	106,147	-	-	106,147
Accrued interest payable	641	641	641	-	-
Advances from borrowers for taxes and insurance	3,498	3,498	3,498	-	-

			Fair Value Measurements at
	Carrying	Fair	September 30, 2017
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$27,903	$27,903	$27,903	$-	$-
Certificates of deposit	1,604	1,604	1,604	-	-
Investment and mortgage-backed securities available for sale	178,402	178,402	76	178,326	-
Investment and mortgage-backed securities held to maturity	61,284	60,179	-	60,179	-
Loans receivable, net	571,343	575,876	-	-	575,876
Accrued interest receivable	2,825	2,825	2,825	-	-
Federal Home Loan Bank stock	6,002	6,002	6,002	-	-
Interest rate swap contracts	502	502	-	502	-
Bank owned life insurance	28,048	28,048	28,048	-	-

Liabilities:
Checking accounts	59,956	59,956	59,956	-	-
Money market deposit accounts	48,797	48,797	48,797	-	-
Passbook, club and statement savings accounts	101,743	101,743	101,743	-	-
Certificates of deposit	394,325	398,078	-	-	398,078
Accrued interest payable	1,933	1,933	1,933	-	-
Advances from FHLB -short-term	20,000	20,000	20,000	-	-
Advances from FHLB -long-term	94,318	93,579	-	-	93,579
Advances from borrowers for taxes and insurance	2,207	2,207	2,207	-	-

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

Checking Accounts, Money Market Deposit Accounts, Passbook Accounts, Club Accounts, Statement Savings Accounts, and Certificates of Deposit—The fair value of passbook accounts, club accounts, statement savings accounts, checking accounts, and money market deposit accounts is the amount reported in the financial statements. The fair value of certificates of deposit is based on market rates currently offered for deposits with similar remaining maturities.

Short-term Advances from Federal Home Loan Bank—The fair value of short-term advances from FHLB is the amount payable on demand at the reporting date.

Long-term Advances from Federal Home Loan Bank — The fair value of long-term advances from FHLB is based on market rates currently offered for advances with similar remaining maturities.

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

14.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp on January 1, 2017.

	Balance			Balance
	October 1,	Additions/		December 31,	Amortization
	2017	Adjustments	Amortization	2017	Period

Goodwill	$6,102	$-	$-	$6,102
Core deposit intangible	710	-	(38)	672	10 years
	$6,812	$-	$(38)	$6,774

As of December 31, 2017, the future fiscal periods amortization expense for the core deposit intangible is:

(In thousands)
2018	$100
2019	123
2020	108
2021	93
2022	77
Thereafter	171
Total	672

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2017 (the “Form 10-K”).

Overview. Prudential Bancorp, Inc. (the “Company”) was formed by Prudential Bancorp, Inc. of Pennsylvania to become the successor holding company for Prudential Bank (the “Bank”)(formerly known as Prudential Savings Bank) as a result of the second-step conversion completed in October 2013. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, non-interest income (which includes impairment charges) and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy expense, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking and Securities (the “Department”). The Bank’s main office is in Philadelphia, Pennsylvania, with ten additional full-service banking offices located in Philadelphia and Delaware Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In November 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank. In March 2006, all mortgage-backed securities then owned by the Company’s predecessor were transferred to PSB Delaware, Inc. PSB Delaware, Inc.’s activities are included as part of the consolidated financial statements.

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

Management monitors its allowance for loan losses at least quarterly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends.  In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

•	Levels of past due, classified, criticized and non-accrual loans, troubled debt restructurings and loan modifications;
•	Nature and volume of loans;
•	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries and for commercial loans, the level of loans being approved with exceptions to the Bank’s lending policy;
•	Experience, ability and depth of management and staff;
•	National and local economic and business conditions, including various market segments;
•	Quality of the Bank’s loan review system and the degree of Board oversight;
•	Concentrations of credit and changes in levels of such concentrations; and
•	Effect of external factors on the level of estimated credit losses in the current portfolio.

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

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no securities with a Level 3 classification as of December 31, 2017 or September 30, 2017.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary or are considered other than temporary.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. In addition, the Company also considers the likelihood that the security will be required to be sold because of regulatory concerns, our internal intent not to dispose of the security prior to maturity and whether the entire cost basis of the security is expected to be recovered. In determining whether the cost basis will be recovered, management evaluates other facts and circumstances that may be indicative of an “other-than-temporary” impairment condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

In addition, certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and other real estate owned at fair value on a non-recurring basis.

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

Forward-looking Statements. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, expectations or predictions of future financial or business performance, conditions relating to the Company and “Polonia Bancorp Inc.” or other effects of the merger of the Company and Polonia Bancorp. These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.

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

For a complete discussion of the assumptions, risks and uncertainties related to our business, readers are encouraged to review the Company’s filings with the SEC, including the “Risk Factors” section in the Company’s most recent Form 10-K, as supplemented by its quarterly or other reports subsequently filed with the SEC.

Market Overview. The economy has continued to improve during 2017 and 2016.

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

The following discussion provides further details on the financial condition of the Company at December 31, 2017 and September 30, 2017, and the results of operations for the three months ended December 31, 2017 and 2016.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2017 AND SEPTEMBER 30, 2017

At December 31, 2017, the Company had total assets of $933.8 million, as compared to $899.5 million at September 30, 2017, an increase of 3.8%. At December 31, 2017, the investment portfolio increased by $38.3 million primarily as a result of the purchase of investment grade corporate bonds and U.S. government agency mortgage-backed securities. Net loans receivable increased $8.7 million to $580.0 million at December 31, 2017 from $571.3 million at September 30, 2017. These increases were partially offset by an $11.2 million decrease in cash and cash equivalents as available cash was redeployed into higher yielding assets.

Total liabilities increased by $37.0 million to $800.3 million at December 31, 2017 from $763.4 million at September 30, 2017. Total deposits increased $16.1 million, consisting primarily of short-term certificates of deposit which were used to fund asset growth as well as meet short-term liquidity needs. At December 31, 2017, the Company had FHLB advances outstanding of $136.9 million, as compared to $114.3 million at September 30, 2017. The increase in the level of borrowings was primarily due to match funding of purchases of investment securities in order to lock in the yield with minimal interest rate risk as part of the Company’s asset/liability management. All of the borrowings had maturities of less than six years.

Total stockholders’ equity decreased by $2.8 million to $133.4 million at December 31, 2017 from $136.2 million at September 30, 2017. The decrease was primarily due to a dividend payment of $1.8 million consisting of both an increased regular quarterly dividend of $0.05 per share as well as a special dividend of $0.15 per share. Also contributing to the decrease was a reduction in the fair market value of available for sale securities due to rising market rates of interest as well as the cost of purchases of treasury stock in conjunction with employee benefit plans.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

Net income. The Company recognized net income of $34,000, or $0.004 per diluted share, for the quarter ended December 31, 2017 as compared to $731,000 or $0.100 per diluted share, for the comparable period in 2016. The substantial decrease in net income for the three month period ended December 31, 2017 as compared to the same quarter in the prior year was in large part due to a $1.8 million one-time charge related to a re-evaluation of the Company’s deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act.

Net interest income. For the three months ended December 31, 2017, net interest income increased to $6.1 million as compared to $3.6 million for the same period in 2016. The increase reflected a $3.5 million increase in interest income which was partially offset by an increase of $1.0 million in interest paid on deposits and borrowings. The increase in net interest income in the 2017 period was primarily due to the increase in the weighted average balance of earning assets which reflected in large part the addition of earning assets acquired as of January 1, 2017 upon completion of the acquisition of Polonia Bancorp. In addition, during calendar 2017, the average balance of loans, excluding loans obtained in the Polonia Bancorp acquisition, increased $68.8 million with such growth primarily funded through an increase in deposits, the use of Federal Home Loan Bank of Pittsburgh(“FHLB”) borrowings and the redeployment of excess liquidity. The yield on interest-earning assets increased to 3.66% for the quarter ended December 31, 2017 from 3.33% for the same period in 2016 due primarily to the shift in emphasis to commercial and construction loans, which generally produce higher yields than those obtained on residential loans. The weighted average cost of borrowings and deposits increased to 0.98% during the quarter ended December 31, 2017 from 0.78% during the comparable period in 2016 due to increases in market rates of interest. The net interest margin increased to 2.80% during the quarter ended December 31, 2017 from 2.70% during the comparable period in 2016 due to the increase in the average balance of interest-earning assets and the yield earned on those assets.

Average balances, net interest income, and yields earned and rates paid. The following table shows for the periods indicated the total dollar amount of interest earned from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities and the resulting costs, expressed both in dollars and rates, the interest rate spread and the net interest margin. Average yields and rates have been annualized. Tax-exempt income and yields have been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months
	Ended December 31,
	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Investment securities (4)	$132,530	$996	2.98%	$57,046	$401	2.79%
Mortgage-backed securities	132,623	842	2.52	121,288	763	2.50
Loans receivable(2)	576,336	6,107	4.20	346,980	3,325	3.80
Other interest-earning assets	29,488	91	1.22	11,627	16	0.55
Total interest-earning assets	870,977	8,036	3.66	536,941	4,505	3.33
Cash and non interest-bearing balances	2,262			1,574
Other non interest-earning assets	48,811			28,641
Total assets	$922,050			$567,156
Interest-bearing liabilities:
Savings accounts	$103,204	19	0.07	$68,505	16	0.09
Money market deposit and NOW accounts	127,149	49	0.15	91,570	34	0.15
Certificates of deposit	409,294	1,343	1.30	221,863	640	1.14
Total deposits	639,647	1,411	0.88	381,938	690	0.72
Advances from Federal Home Loan Bank	127,799	488	1.51	50,975	166	1.29
Advances from borrowers for taxes and insurance	2,750	1	0.14	2,065	1	0.19
Total interest-bearing liabilities	770,196	1,900	0.98	434,978	857	0.78
Non interest-bearing liabilities:
Non interest-bearing demand accounts	10,529			3,713
Other liabilities	5,439			15,000
Total liabilities	786,164			453,691
Stockholders' equity	135,886			113,465
Total liabilities and stockholders' equity	$922,050			$567,156
Net interest-earning assets	$100,781			$101,963
Net interest income; interest rate spread		$6,136	2.68%		$3,648	2.55%
Net interest margin(3)			2.80%			2.70%

Average interest-earning assets to average interest-bearing liabilities		113.09%			123.44%

(1)	Yields and rates for the three month periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.
(4)	Tax exempt yields have been adjusted to a tax equivalent basis

Provision for loan losses. The Company recorded a provision for loan losses in the amount of $210,000 for the three months ended December 31, 2017, primarily due to the growth in the loan portfolio as well as the continued shift in its composition, compared to a provision for loan losses of $185,000 for the same period in 2016. During the three months ended December 31, 2017 and 2016, the Company did not record any recoveries or charge offs.

The allowance for loan losses totaled $4.7 million, or 0.8% of total loans and 28.9% of total non-performing loans (which included loans acquired from Polonia at their fair-value) at December 31, 2017 as compared to $4.5 million, or 0.8% of total loans and 29.0% of total non-performing loans at September 30, 2017. The Company believes that the allowance for loan losses at December 31, 2017 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

The Company’s methodology for assessing the adequacy of the allowance establishes both specific and general pooled allocations of the allowance.  Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system.  The resulting determinations are reviewed and approved by senior management.

At December 31, 2017, the Company’s non-performing assets totaled $16.6 million or 1.8% of total assets as compared to $15.6 million or 1.7% of total assets at September 30, 2017. Non-performing assets at December 31, 2017 included five construction loans aggregating $8.7 million, 26 one-to-four family residential loans aggregating $4.5 million, one single-family residential investment property loan in the amount of $1.4 million and five commercial real estate loans aggregating $1.6 million. Non-performing assets also included at December 31, 2017 three single-family residential properties with an aggregate carrying value of $363,000. At December 31, 2017, the Company had 11 loans aggregating $7.5 million that were classified as troubled debt restructurings (“TDRs”). Seven of such loans aggregating $1.2 million were performing in accordance with the restructured terms as of December 31, 2017 and accruing interest. Three of the TDRs which are classified as non-accrual totaling $4.9 million are a part of a troubled lending relationship totaling $10.7 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship). The remaining TDR is also on non-accrual and consists of a $1.5 million loan secured by various commercial and residential properties. The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower and as a result, the project currently is not proceeding. Subsequent to the commencement of the litigation previously disclosed, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in June 2017. The Bank has moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings. The Bank successfully moved to have portions of the bankruptcy proceedings converted to Chapter 7 (Liquidation). See Item 1 “Legal Proceedings” in Part II of this form 10Q. As of December 31, 2017, the Company had reviewed $23.9 million of loans for possible impairment compared to $19.7 million reviewed for possible impairment as of September 30, 2017.

At December 31, 2017, the Company had $1.4 million of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of eight one-to-four family residential loans totaling $1.0 million, one commercial real estate loan in the amount of $183,000 and one lease in the amount of $133,000. At September 30, 2017, the Company had $2.8 million of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of twenty-three one-to-four family residential loans totaling $1.7 million, three commercial real estate loans totaling $1.0 million and two consumer loans totaling $69,000.

At December 31, 2017, we also had a total of twenty-seven loans aggregating $5.3 million that had been designated “special mention”. These loans consist of nineteen one-to-four family residential loans totaling $3.3 million and eight commercial real estate loans totaling $2.0 million. At September 30, 2017, we had a total of nine loans aggregating $3.1 million designated as “special mention”.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past as to principal and/or interest and real estate owned) as of December 31, 2017 and September 30, 2017. At neither date did the Company have any accruing loans 90 days or more past due that were accruing.

	December 31, 2017	September 30, 2017
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$5,892	$5,107
Commercial real estate	1,563	1,566
Construction and land development	8,734	8,724
Total non-accruing loans	16,189	15,397
Real estate owned, net: (1)	363	192
Total non-performing assets	$16,552	$15,589

Total non-performing loans as a percentage of loans, net	2.79%	2.67%
Total non-performing loans as a percentage of total assets	1.73%	1.71%
Total non-performing assets as a percentage of total assets	1.77%	1.73%

(1)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Non-interest income. With respect to the quarter ended December 31, 2017, non-interest income amounted to $415,000 as compared to $358,000 for the same quarter in fiscal 2017. The primary reason for the higher level of non-interest income in the first quarter of fiscal 2018 was increased earnings from fees and other service charges and transaction fees associated with the Polonia Bancorp acquisition which was completed during January 2017 and were not included in the operating results for the quarter ended December 31, 2016. The acquisition of Polonia resulted in the addition of five full-service financial centers along with the related customer deposit base.

Non-interest expense. For the three months ended December 31, 2017, non-interest expense increased $1.3 million, compared to the same period in the prior year. The primary reason for the increase was the additional expense resulting from the Polonia Bancorp acquisition which added five full-service financial centers to our branch network as well as additional personnel.

Income tax expense. For the three-month period ended December 31, 2017, the Company recorded income tax expense of $2.3 million, which included a $1.8 million one-time charge related to the re-evaluation of the Company’s deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act, compared to income tax expense of $370,000 and an effective tax rate of 33.6% for the same period in 2016. During fiscal 2018, commencing with the quarter ended December 31, 2017, the Company’s statutory federal income tax rate has been reduced to 24.25% as compared to companies which are calendar year tax reporting companies whose statutory rate will decrease to 21% starting January 1, 2018. Effective October 1, 2018, the Company’s statutory tax rate will be reduced to 21%.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-earning assets that provide additional liquidity. At December 31, 2017, our cash and cash equivalents amounted to $16.7 million. In addition, our available-for-sale investment securities amounted to an aggregate of $214.6 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2017, the Company had $45.9 million in outstanding commitments to originate fixed loans, not including loans in process. The Company also had commitments under unused lines of credit of $6.8 million and letters of credit outstanding of $1.8 million at December 31, 2017. Certificates of deposit as of December 31, 2017 that are maturing in one year or less totaled $254.8 million. Based upon our historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the FHLB, of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances. At December 31, 2017, we had $136.9 million in outstanding FHLB advances and had the ability to obtain an additional $262.5 million in FHLB advances. Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of December 31, 2017 and September 30, 2017 and compares them to current regulatory guidelines. The Company is not subject to capital ratios imposed by Basel III on bank holding companies because the Company is deemed to be a small bank holding company. The capital ratios provided for the company are presented for informational purposes only.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions

December 31, 2017:
Tier 1 capital (to average assets)
The Company	14.32%	N/A	N/A
The Bank	13.19%	4.0%	5.0%

Tier 1 common (to risk-weighted assets)
The Company	22.38%	N/A	N/A
The Bank	20.90%	4.5%	6.5%

Tier 1 capital (to risk-weighted assets)
The Company	22.38%	N/A	N/A
The Bank	20.90%	6.0%	8.0%

Total capital (to risk-weighted assets)
The Company	23.25%	N/A	N/A
The Bank	21.77%	8.0%	10.0%

September 30, 2017:
Tier 1 capital (to average assets)
Company	14.81%	N/A	N/A
Bank	13.59%	4.0%	5.0%

Tier 1 common (to risk-weighted assets)
The Company	23.94%	N/A	N/A
The Bank	21.97%	4.5%	6.5%

Tier 1 capital (to risk-weighted assets)
Company	23.94%	N/A	N/A
Bank	21.97%	6.0%	8.0%

Total capital (to risk-weighted assets)
Company	24.83%	N/A	N/A
Bank	22.86%	8.0%	10.0%

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2017, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2017, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 5.3% to 31.6%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.5% to 19.5%. For savings accounts, checking accounts and money markets, the decay rates vary on an annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$10,168	$17,784	$42,915	$49,315	$157,765	$277,947
Loans receivable(3)	109,946	83,668	145,222	105,265	135,886	579,987
Other interest-earning assets(4)	14,182	-	249	1,355	-	15,786
Total interest-earning assets	$134,296	$101,452	$188,386	$155,935	$293,651	$873,720

Interest-bearing liabilities:
Savings accounts	$2,578	$7,943	$13,214	$12,748	$66,354	$102,837
Money market deposit and NOW accounts	4,100	12,298	20,857	17,153	67,097	121,505
Certificates of deposit	99,968	155,280	115,091	45,773	-	416,112
Advances from FHLB	40,916	31,960	23,232	40,574	234	136,916
Advances from borrowers for taxes and insurance	3,498	-	-	-	-	3,498
Total interest-bearing liabilities	$151,060	$207,481	$172,394	$116,248	$133,685	$780,868

Interest-earning assets less interest-bearing liabilities	($16,764)	($106,029)	$15,992	$39,687	$159,966	$92,852

Cumulative interest-rate sensitivity gap (5)	($16,764)	($122,793)	($106,801)	($67,114)	$92,852

Cumulative interest-rate gap as a percentage of total assets at December 31, 2017	-1.42%	-12.78%	-11.07%	-6.82%	9.81%

Cumulative interest-earning assets as a percentage of cumulative interest- bearing liabilities at December 31, 2017	88.90%	65.75%	79.88%	89.63%	111.89%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, investment securities are reflected at amortized cost.

(3)	For purposes of the gap analysis, loans receivable includes non-performing loans and is gross of the allowance for loan losses and unamortized deferred loan fees, but net of the undisbursed portion of loans-in-process.

(4)	Includes FHLB stock.

(5)	Cumulative interest-rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as variable-rate loans, have features which restrict changes in interest rates applicable to the assets both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their variable-rate loans may be adversely affected in the event of an interest rate increase.

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of December 31, 2017 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates				NPV as % of Portfolio
In Basis Points	Net Portfolio Value			Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$104,840	$(52,832)	(33.51)%	12.69%	(4.32)%
200	120,918	(36,754)	(23.31)%	14.10%	(2.91)%
100	139,104	(18,568)	(11.78)%	15.60%	(1.41)%
Static	157,672	-	-	17.01%	-
(100)	166,236	8,564	5.43%	17.43%	0.42%
(200)	165,762	8,090	5.13%	17.10%	0.09%
(300)	169,234	11,562	7.33%	17.18%	0.17%

At September 30, 2017, the Company’s NPV was $167.7 million or 18.6% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $133.6 million or 16.0% of the market value of assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2017, there had not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation –Exposure to Changes in Interest Rates.”

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

Shortly after the Court lifted the stay in the Philadelphia Litigation, four of the Gualtieri Parties and Affiliated Entities (One State Street Associates, LP (“State Street”), Island View Crossing II, L.P. (“Island View”), Calnshire Estates, LLC (“Calnshire”) and Steeple Run, L.P. (“Steeple Run” or collectively with State Street, Island View and Calnshire, the “Debtors”) filed for bankruptcy under Chapter 11. The Bank removed the underlying Philadelphia Litigation from state court to the federal bankruptcy court. As the Philadelphia Litigation is in its early stages, no prediction can be made as to the outcome thereof. However, the Bank believes that it has meritorious defenses to the remaining claims under the Philadelphia Litigation and it intends to vigorously defend the case.

From the outset, the Bank believed that it had meritorious challenges to the Chapter 11 bankruptcies filed by the Debtors and early in the case, the Bank filed a motion to convert the bankruptcy cases to Chapter 7 or to appoint a Chapter 11 Trustee to preserve the assets securing the Bank’s loans with the Gualtieri Parties and Affiliated Entities (the “Conversion Motion”). On December 18, 2017, the Bankruptcy Court Granted the Conversion Motion in part and converted the Chapter 11 cases of Calnshire and Steeple Run to Chapter 7 cases, appointed a Chapter 11 Trustee in the Island View case and left State Street in a Chapter 11.

In addition to the lawsuits noted above, the Company is involved in various other legal actions arising in the ordinary course of its business. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, as such factors could materially affect the Company’s business, financial condition, or future results of operations. As of December 31, 2017, no material changes have occurred to the risk factors of the Company as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The risks described in the 2017 Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial conditions, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	and (b) Not applicable

(c) The Company maintains an active stock repurchase plan but did not have repurchases of equity shares through the plan during the quarter ended December 31, 2017. The shares repurchased during the period primarily were shares repurchased in connection with employee benefit plans.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Purchased Under Plans or Programs (1)
October 1 - 31, 2017	-	$-	-	188,159
November 1 - 30, 2017	20,270	$18.50	-	188,159
December 1 - 31, 2017	7,100	$18.52	-	188,159
	27,370	$18.51

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

PRUDENTIAL BANCORP, INC.

Date: February 9, 2018	By: /s/ Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Date: February 9, 2018	By: /s/ Jack E. Rothkopf
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer and Treasurer

