Form 10-Q
period 2018-03-31
PRUDENTIAL BANCORP, INC.
filed 2018-05-10
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of April 30, 2018, 10,819,006 shares were issued and 8,992,535 were outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
	2018	2017
	(Dollars in Thousands, Except Per Share Data)
ASSETS

Cash and amounts due from depository institutions	$2,720	$2,274
Interest-bearing deposits	15,388	25,629

Total cash and cash equivalents	18,108	27,903

Certificates of deposit	1,604	1,604
Investment and mortgage-backed securities available for sale (amortized cost— March 31, 2018, $225,480; September 30, 2017, $180,087)	219,103	178,402
Investment and mortgage-backed securities held to maturity (fair value— March 31, 2018, $60,137; September 30, 2017, $60,179)	63,026	61,284
Loans receivable—net of allowance for loan losses (March 31, 2018, $4,841; September 30, 2017, $4,466)	584,380	571,343
Accrued interest receivable	3,439	2,825
Real estate owned	85	192
Federal Home Loan Bank stock—at cost	6,759	6,002
Office properties and equipment—net	7,671	7,804
Bank owned life insurance	28,370	28,048
Prepaid expenses and other assets	1,534	3,231
Goodwill	6,102	6,102
Intangible assets	639	709
Deferred tax assets-net	3,555	4,091
TOTAL ASSETS	$944,375	$899,540

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$11,904	$9,375
Interest-bearing	662,798	626,607
Total deposits	674,702	635,982
Advances from Federal Home Loan Bank (short-term)	20,000	20,000
Advances from Federal Home Loan Bank (long-term)	106,355	94,318
Accrued interest payable	1,328	1,933
Advances from borrowers for taxes and insurance	2,490	2,207
Accounts payable and accrued expenses	7,440	8,921

Total liabilities	812,315	763,361

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 10,819,006 issued and 8,998,235 outstanding at March 31, 2018; 10,819,006 issued and 9,008,125 outstanding at September 30, 2017	108	108
Additional paid-in capital	118,549	118,751
Treasury stock, at cost: 1,820,771 shares at March 31, 2018 and and 1,810,881 shares at September 30, 2017	(27,177)	(26,707)
Retained earnings	45,035	44,787
Accumulated other comprehensive loss	(4,455)	(760)

Total stockholders' equity	132,060	136,179

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$944,375	$899,540

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME:
Interest on loans	$6,261	$5,090	$12,368	$8,415
Interest on mortgage-backed securities	851	806	1,693	1,377
Interest and dividends on investments	1,060	731	2,009	1,337
Interest on interest-bearing assets	183	44	321	47

Total interest income	8,355	6,671	16,391	11,176

INTEREST EXPENSE:
Interest on deposits	1,571	996	2,983	1,687
Interest on advances from Federal Home Loan Bank(short-term)	59	-	141	-
Interest on advances from Federal Home Loan Bank(long-term)	497	376	903	542

Total interest expense	2,127	1,372	4,027	2,229

NET INTEREST INCOME	6,228	5,299	12,364	8,947

PROVISION FOR LOAN LOSSES	150	2,365	360	2,550

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,078	2,934	12,004	6,397

NON-INTEREST INCOME:
Fees and other service charges	161	169	328	293
Gain on sale of loans, net	-	5	-	49
Income from bank owned life insurance	156	171	320	337
Other	250	173	334	197

Total non-interest income	567	518	982	876

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,037	2,140	4,011	3,709
Data processing	189	194	365	306
Professional services	402	469	1,194	788
Office occupancy	308	257	579	427
Depreciation	156	159	312	241
Director compensation	61	93	120	161
Deposit insurance premium	80	71	141	41
Advertising	52	29	112	66
Merger related costs	-	2,663	-	2,663
Core deposit amortization	34	37	71	37
Other	550	651	1,007	1,044
Total non-interest expense	3,869	6,763	7,912	9,483

INCOME (LOSS) BEFORE INCOME TAXES	2,776	(3,311)	5,074	(2,210)

INCOME TAXES:
Current expense (benefit)	622	(642)	1,270	(172)
Deferred (benefit) expense	(3)	(529)	1,613	(629)

Total income tax expense (benefit)	619	(1,171)	2,883	(801)

NET INCOME (LOSS)	$2,157	$(2,140)	$2,191	$(1,409)

BASIC EARNINGS (LOSS) PER SHARE	$0.24	$(0.27)	$0.25	$(0.18)

DILUTED EARNINGS (LOSS) PER SHARE	$0.24	$(0.27)	$0.24	$(0.18)

DIVIDENDS PER SHARE	$0.05	$0.03	$0.25	$0.06

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
	(Dollars in Thousands)
Net income (loss)	$2,157	$(2,140)	$2,191	$(1,409)

Unrealized holding losses on available-for-sale securities	(3,596)	(548)	(4,703)	(4,000)
Tax effect	756	186	1,132	1,360
Unrealized holding gain on interest rate swaps	190	59	234	784
Tax effect	(40)	(20)	(55)	(262)

Total other comprehensive loss	(2,690)	(323)	(3,392)	(2,118)

Comprehensive loss	$(533)	$(2,463)	$(1,201)	$(3,527)

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2017	$108	$118,751	$-	$(26,707)	$44,787	$(760)	$136,179

Net income					2,191		2,191

Other comprehensive loss						(3,392)	(3,392)

Dividends paid ($0.25 per share)					(2,246)		(2,246)

Purchase of treasury stock (99,430 shares)				(1,804)			(1,804)

Treasury stock used for employee benefit plans (89,540 shares)		(691)		1,334			643

Stock option expense		239					239

Restricted shares expense		250					250

Reclassification due to change in federal income tax rate					303	(303)	-

BALANCE, March 31, 2018	$108	$118,549	$-	$(27,177)	$45,035	$(4,455)	$132,060

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2016	$95	$95,713	$(4,550)	$(21,098)	$43,044	$798	$114,002

Net loss					(1,409)		(1,409)

Other comprehensive loss						(2,118)	(2,118)

Dividends paid ($0.06 per share)					(495)		(495)

Issuance of common stock (1,274,197 shares)	13	21,814					21,827

Purchase of treasury stock (43,435 shares)				(995)			(995)

Terminate ESOP Plan (303,115 shares)			4,456	(5,189)			(733)

Treasury stock used for employee benefit plan (34,805 shares)		(653)		653			-

Stock option expense		280					280

Restricted shares expense		268					268

ESOP shares committed to be released (8,879 shares)		45	94				139

BALANCE, March 31, 2017	$108	$117,467	$-	$(26,629)	$41,140	$(1,320)	$130,766

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2018	2017
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income (loss)	$2,191	$(1,409)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	312	241
Net amortization of premiums/discounts	234	510
Provision for loan losses	360	2,550
Net amortization of deferred loan fees and costs	165	165
Share-based compensation expense for stock options and awards	489	266
Income from bank owned life insurance	(320)	(277)
Gain from sale of loans held for sale	-	(44)
Gain on sale of other real estate owned	(60)	(60)
Originations of loans held for sale	-	(2,434)
Proceeds from sale of loans held for sale	-	2,478
Compensation expense of ESOP	-	421
Deferred income tax expense (benefit)	1,613	(629)
Changes in assets and liabilities which used cash:
Accrued interest receivable	(614)	(698)
Accrued interest payable	(605)	(613)
Other, net	(149)	1,594
Net cash provided by operating activities	3,616	2,061
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(52,747)	(67,387)
Purchase of investment and mortgage-backed securities held to maturity	(2,458)	(18,847)
Loans originated	(54,131)	(104,878)
Principal collected on loans	40,860	85,384
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	681	578
Available-for-sale	7,140	11,504
Proceeds from the sale of Polonia Bancorp's investment portfolio acquired	-	42,164
Redemption of FHLB Stock	1,596	163
Purchase of FHLB stock	(2,353)	-
Proceeds from sale of real estate owned	278	449
Acquisition of Polonia Bancorp, Inc., net of cash	-	28,956
Purchase of BOLI	-	(10,000)
Purchases of equipment	(179)	(214)
Net cash used in investing activities	(61,313)	(32,128)
FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts, and savings accounts	(10,064)	(4,009)
Net increase in certificates of deposit	48,784	37,675
Proceeds from FHLB advances - long term	39,500	-
Repayment of FHLB advances - long term	(27,194)	(1,813)
Increase in advances from borrowers for taxes and insurance	283	1,041
Cash dividends paid	(2,246)	(495)
Release unallocated shares from ESOP Plan	-	4,550
Repayment of remaining principal balance of ESOP Loan	-	(733)
Treasury stock used for employee benefit plans	643	-
Purchase of treasury stock	(1,804)	(5,531)
Net cash provided by financing activities	47,902	30,685

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS –continued

	Six Months Ended March 31.
	2018	2017

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,795)	618

CASH AND CASH EQUIVALENTS—Beginning of period	27,903	12,440

CASH AND CASH EQUIVALENTS—End of period	$18,108	$13,058
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and advances from Federal
Home Loan Bank	$4,632	$2,842
Income taxes	1,400	980
Loans transferred to real estate owned	111	-
Acquisition of noncash assets and liabilities
Assets acquired:
Investment securities	-	42,164
Loans	-	160,157
Premises	-	6,902
Core deposit intangible	-	822
Other assets	-	14,039
Total assets	$-	$224,084
Liabilities assumed:
Deposits	$-	$172,243
Advances	-	57,232
Other liabilities	-	8,914
Total liabilities assumed	-	238,389
Net non-cash assets (liabilities) acquired	-	(14,305)
Cash acquired	$-	$47,901

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Prudential Bancorp, Inc. (the “Company”) is a Pennsylvania corporation and the parent holding company for Prudential Bank (the “Bank”), a Pennsylvania chartered savings bank. The Company is a registered bank holding company.

The Bank is a community-oriented Pennsylvania-chartered savings bank headquartered in South Philadelphia. The banking office network currently consists of the headquarters and main office (which includes a branch office), administrative office, and nine full-service branch offices. Eight of the branch offices are located in Philadelphia (Philadelphia County), one is in Drexel Hill, Delaware County, and one is in Huntingdon Valley, Montgomery County (both Pennsylvania counties). The Bank maintains ATMs at all 10 of the banking offices. The Bank also provides on-line and mobile banking services.

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

Basis of presentation – The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three and six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The significant accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 84 through 88 of the Form 10-K for the year ended September 30, 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018 and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s balance sheet is estimated to result in less than a 1 percent increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. On January 1, 2018, the Company adopted this standard which resulted in a reclassification of $303,000 between accumulated other comprehensive income and retained earnings on the consolidated balance sheet.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01. (1) An entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820. (2) Adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place. (3) Remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities. (4) When the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives, or 825-10, Financial Instruments—Overall. (5) Financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates. (6) The prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

2.	EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock issued, net of any treasury shares and unearned restricted stock shares, during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2018		2017
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Share and Per Share Data)

Net income (loss)	$2,157	$2,157	$(2,140)	$(2,140)
Weighted average shares outstanding	8,851,805	8,851,805	8,639,908	8,639,908
Effect of common stock equivalents	-	326,295	-	-
Adjusted weighted average shares used in earnings per share computation	8,851,805	9,178,100	8,639,908	8,639,908
Earnings (loss) per share - basic and diluted	$0.24	$0.24	$(0.27)	$(0.27)

	Six Months Ended March 31,
	2018		2017
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Share and Per Share Data)

Net income (loss)	$2,191	$2,191	$(1,409)	$(1,409)

Weighted average shares outstanding	8,853,479	8,853,479	7,979,541	7,979,541
Effect of common stock equivalents	-	351,436	-	-
Adjusted weighted average shares used in earnings per share computation	8,853,479	9,204,915	7,979,541	7,979,541
Earnings (loss) per share - basic and diluted	$0.25	$0.24	$(0.18)	$(0.18)

All exercisable stock options outstanding as of March 31, 2018 and 2017 had exercise prices below the then current per share market price for the Company’s common stock and were considered dilutive for the earnings per share calculation.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive (loss) income by component net of tax:

	Three Months Ended March 31,			Three Months Ended March 31,
	2018	2018	2018	2017	2017	2017
	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive income	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive income
Beginning balance, January 1	$(2,125)	$360	$(1,765)	$(1,348)	$351	$(997)
Other comprehensive (loss) income before reclassification	(2,840)	150	(2,690)	(362)	39	(323)
Total	(4,965)	510	(4,455)	(1,710)	390	(1,320)
Reclassification due to change in federal income tax rate	-	-	-	-	-	-
Ending Balance, March 31	$(4,965)	$510	$(4,455)	$(1,710)	$390	$(1,320)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the changes in accumulated other comprehensive (loss) income by component net of tax:

	Six Months Ended March 31,			Six Months Ended March 31,
	2018	2018	2018	2017	2017	2017
	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive income	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive income
Beginning balance, October 1	$(1,091)	$331	$(760)	$931	$(133)	$798
Other comprehensive (loss) income before reclassification	(3,571)	179	(3,392)	(2,641)	523	(2,118)
Total	(4,662)	510	(4,152)	(1,710)	390	(1,320)
Reclassification due to change in federal income tax rate	(303)	-	(303)	-	-	-
Ending Balance, March 31	$(4,965)	$510	$(4,455)	$(1,710)	$390	$(1,320)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

There was no reclassification adjustment to accumulated comprehensive income for the periods presented.

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$25,641	$-	$(876)	$24,765
Mortgage-backed securities - U.S. government agencies	136,236	95	(4,216)	132,115
Corporate bonds	63,597	104	(1,514)	62,187
Total debt securities available for sale	225,474	199	(6,606)	219,067

FHLMC preferred stock	6	30	-	36

Total securities available for sale	$225,480	$229	$(6,606)	$219,103

Securities Held to Maturity:
U.S. government and agency obligations	$33,500	$149	$(2,561)	$31,088
Mortgage-backed securities - U.S. government agencies	6,338	188	(108)	6,418
State and political subdivisions	23,188	21	(578)	22,631

Total securities held to maturity	$63,026	$358	$(3,247)	$60,137

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$26,125	$9	$(335)	$25,799
Mortgage-backed securities - U.S. government agencies	119,456	146	(1,475)	118,127
Corporate debt securities	34,500	185	(285)	34,400
Total debt securities available for sale	180,081	340	(2,095)	178,326

FHLMC preferred stock	6	70	-	76

Total securities available for sale	$180,087	$410	$(2,095)	$178,402

Securities Held to Maturity:
U.S. government and agency obligations	$33,500	$229	$(1,688)	$32,041
State and political subdivisions	20,781	165	(104)	20,842
Mortgage-backed securities - U.S. government agencies	7,003	304	(11)	7,296

Total securities held to maturity	$61,284	$698	$(1,803)	$60,179

As of March 31, 2018, the Bank maintained $101.7 million in a safekeeping account at the FHLB of Pittsburgh used for collateral as a convenience. The Bank is not required to maintain any specific collateral for its borrowings; therefore these securities are not restricted and could be sold or transferred if needed.

The following table shows the gross unrealized losses and related fair values of the Company’s investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at March 31, 2018:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(876)	$24,765	$-	$-	$(876)	$24,765
Mortgage-backed securities - agency	(2,684)	85,474	(1,532)	37,089	(4,216)	122,563
Corporate debt securities	(1,514)	52,233	-	-	(1,514)	52,233

Total securities available for sale	$(5,074)	$162,472	$(1,532)	$37,089	$(6,606)	$199,561

Securities Held to Maturity:
U.S. government and agency obligations	$(2,561)	$27,939	$-	$-	$(2,561)	$27,939
Mortgage-backed securities - agency	(72)	2,947	(36)	1,042	(108)	3,989
State and political subdivisions	(578)	18,341	-	-	(578)	18,341

Total securities held to maturity	$(3,211)	$49,227	$(36)	$1,042	$(3,247)	$50,269

Total	$(8,285)	$211,699	$(1,568)	$38,131	$(9,853)	$249,830

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at September 30, 2017:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(335)	$20,655	$-	$-	$(335)	$20,655
Mortgage-backed securities - U.S. government agencies	(1,135)	77,176	(340)	11,684	(1,475)	88,860
Corporate debt securities	(285)	22,511	-	-	(285)	22,511

Total securities available for sale	$(1,755)	$120,342	$(340)	$11,684	$(2,095)	$132,026

Securities Held to Maturity:
U.S. government and agency obligations	$(1,688)	$28,813	$-	$-	$(1,688)	$28,813
Mortgage-backed securities - U.S. government agencies	(11)	1,176			(11)	1,176
State and political subdivisions	(104)	7,854	-	-	(104)	7,854

Total securities held to maturity	$(1,803)	$37,843	$-	$-	$(1,803)	$37,843

Total	$(3,558)	$158,185	$(340)	$11,684	$(3,898)	$169,869

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

For both the three and six months ended March 31, 2018 and 2017, the Company did not record any credit losses on investment securities through earnings.

U.S. Government and Agency Obligations - At March 31, 2018, there were 15 securities in a gross unrealized loss position for less than 12 months. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

Mortgage-Backed Securities – At March 31, 2018, there were 31 mortgage-backed securities in a gross unrealized loss position for less than 12 months, while there were 31 securities in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

Corporate Debt Securities – At March 31, 2018, there were 32 securities in a gross unrealized loss position for less than 12 months. These securities were issued by publicly traded companies with an investment grade rating by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

Municipal Bonds – At March 31, 2018, there were 11 securities in a gross unrealized loss position for less than 12 months. These securities were issued by local municipalities/school districts located in the Commonwealth of Pennsylvania with an investment grade rating by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2018.

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

	March 31, 2018
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due after one through five years	$4,357	$4,355	$7,076	$7,026
Due after five through ten years	25,525	24,641	56,521	55,161
Due after ten years	26,806	24,723	25,641	24,765

Total	$56,688	$53,719	$89,238	$86,952

During the both three and six month periods ended March 31, 2018 and 2017, the Company did not sell any securities.

During the both three and six month periods ended March 31, 2018 and 2017, the Company did not use investment securities as collateral for any of its FHLB advances.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	September 30,
	2018	2017
	(Dollars in Thousands)
One-to-four family residential	$346,486	$351,298
Multi-family residential	21,345	21,508
Commercial real estate	116,777	127,644
Construction and land development	140,829	145,486
Loans to financial institutions	6,000	-
Commercial business	10,270	488
Leases	2,767	4,240
Consumer	1,824	1,943

Total loans	646,298	652,607

Undisbursed portion of loans-in-process	(54,308)	(73,858)
Deferred loan fees (net)	(2,769)	(2,940)
Allowance for loan losses	(4,841)	(4,466)

Net loans	$584,380	$571,343

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at March 31, 2018:

	One- to-four family residential	Multi-family residential	Commercial real estate	Construction and land development	Loans to financial institutions	Commercial Business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,308	205	1,083	1,465	62	106	29	97	486	4,841
Total ending allowance balance	$1,308	$205	$1,083	$1,465	$62	$106	$29	$97	$486	$4,841

Loans:
Individually evaluated for impairment	$9,864	$307	$3,581	$8,744	$-	$-	$-	$10		$22,506
Collectively evaluated for impairment	336,622	21,038	113,196	132,085	6,000	10,270	2,767	1,814		623,792
Total loans	$346,486	$21,345	$116,777	$140,829	$6,000	$10,270	$2,767	$1,824		$646,298

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

The loan portfolio is segmented at a level that allows management to monitor both risk and performance. Management evaluates for potential impairment all construction, multi-family, commercial real estate, commercial business loans, loans to financial institutions and leases and all loans and leases more than 90 days delinquent as to principal and/or interest. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect in full the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The following table presents impaired loans by class as of March 31, 2018, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$9,864	$9,864	$10,197
Multi-family residential	-	-	307	307	307
Commercial real estate	-	-	3,581	3,581	3,627
Construction and land development	-	-	8,744	8,744	11,125
Consumer Loans	-	-	10	10	10
Total loans	$-	$-	$22,506	$22,506	$25,266

The following table presents impaired loans by class as of September 30, 2017, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$8,277	$8,277	$9,245
Multi-family	-	-	317	317	317
Commercial real estate	-	-	2,337	2,337	2,449
Construction and land development	-	-	8,724	8,724	11,105
Consumer loans	-	-	10	10	10
Total loans	$-	$-	$19,665	$19,665	$23,126

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended March 31, 2018
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$9,777	$43	$-
Multi-family residential	311	5	-
Commercial real estate	3,316	29	-
Construction and land development	8,744	-	-
Consumer	10	-	-
Total loans	$22,158	$77	$-

	Three Months Ended March 31, 2017
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$6,086	$32	$33
Multi-family residential	330	6	-
Commercial real estate	2,801	17	-
Construction and land development	9,607	-	-
Total loans	$18,824	$55	$33

	Six Months Ended March 31, 2018
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$8,521	$77	$4
Multi-family residential	316	11	-
Commercial real estate	2,942	58	-
Construction and land development	8,879	-	-
Consumer	10	-	-
Total loans	$20,668	$146	$4

	Six Months Ended March 31, 2017
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$5,909	$49	$59
Multi-family residential	332	12	-
Commercial real estate	2,919	35	12
Construction and land development	9,834	-	-
Total loans	$18,994	$96	$71

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

	March 31, 2018
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$-	$3,322	$3,596	$6,918
Multi-family residential	21,038	-	307	21,345
Commercial real estate	113,196	1,952	1,629	116,777
Construction and land development	132,085	-	8,744	140,829
Loans to financial institutions	6,000	-	-	6,000
Commercial business	10,270	-	-	10,270
Total loans	$282,589	$5,274	$14,276	$302,139

	September 30, 2017
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$-	$1,635	$3,878	$5,513
Multi-family residential	21,191	-	317	21,508
Commercial real estate	125,307	1,449	888	127,644
Construction and land development	136,763	-	8,723	145,486
Commercial business	488	-	-	488
Total loans	$283,749	$3,084	$13,806	$300,639

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

	March 31, 2018
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$336,622	$2,946	$339,568
Leases	2,767	-	2,767
Consumer	1,824	-	1,824
Total loans	$341,213	$2,946	$344,159

	September 30, 2017
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$343,021	$2,764	$345,785
Leases	4,240	-	4,240
Consumer	1,943	-	1,943
Total loans	$349,204	$2,764	$351,968

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following table presents the loan categories of the loan portfolio summarized by the aging categories of performing loans, delinquent loans and nonaccrual loans:

	March 31, 2018
							90 Days+
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing
	(Dollars in Thousands)
One-to-four family residential	$342,040	$1,646	$2,800	$4,446	$346,486	$3,882	$-
Multi-family residential	21,345	-	-	-	21,345	-	-
Commercial real estate	115,382	-	1,395	1,395	116,777	1,395	-
Construction and land development	132,085	-	8,744	8,744	140,829	8,744	-
Financial institutions	6,000	-	-	-	6,000	-	-
Commercial business	10,164	106	-	106	10,270	-	-
Leases	2,767	-	-	-	2,767	-	-
Consumer	1,814	10	-	10	1,824	-	-
Total loans	$631,597	$1,762	$12,939	$14,701	$646,298	$14,021	$-

	September 30, 2017
							90 Days+
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing
	(Dollars in Thousands)
One-to-four family residential	$346,877	$1,746	$2,675	$4,421	$351,298	$5,107	$-
Multi-family residential	21,508	-	-	-	21,508	-	-
Commercial real estate	125,157	1,000	1,487	2,487	127,644	1,566	-
Construction and land development	136,762	-	8,724	8,724	145,486	8,724	-
Commercial business	488	-	-	-	488	-	-
Leases	4,240	-	-	-	4,240	-	-
Consumer	1,874	69	-	69	1,943	-	-
Total loans	$636,906	$2,815	$12,886	$15,701	$652,607	$15,397	$-

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

Commercial real estate loans entail significant additional credit risks compared to owner-occupied one-to-four family residential mortgage loans, as they generally involve large loan balances concentrated with a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is, in some cases, also the primary occupant, and thus may be subject to a greater extent to the effects of adverse conditions in the real estate market and in the economy in general. Commercial business loans typically involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes the Company to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. These events may adversely affect the sale of the properties, potentially reducing both the borrowers’ ability to make required payments as well as reducing the value of the collateral property. Such lending is additionally subject to the risk that if the estimate of construction cost proves to be inaccurate, the Company potentially will be compelled to advance additional funds to allow completion of the project. In addition, if the estimate of value proves to be inaccurate, the Company may be confronted with a project, when completed, having less value than the loan amount. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company would be able to recover the entire unpaid portion of the loan.

The following tables summarize the primary segments of the allowance for loan losses. Activity in the allowance is presented for the both three and six month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Financial institutions	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at December 31, 2017	$1,270	$158	$1,064	$1,621	$-	$26	$20	$24	$493	$4,676
Charge-offs	-	-	-	(12)	-	-	-	-	-	(12)
Recoveries	27	-	-	-	-	-	-	-	-	27
Provision	11	47	19	(144)	62	80	9	73	(7)	150
ALLL balance at March 31, 2018	$1,308	$205	$1,083	$1,465	$62	$106	$29	$97	$486	$4,841

	Six Months Ended March 31, 2018
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Financial institutions	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2017	$1,241	$205	$1,201	$1,358	$-	$4	$23	$24	$410	$4,466
Charge-offs	-	-	-	(12)	-	-	-	-	-	(12)
Recoveries	27	-	-	-	-	-	-	-	-	27
Provision	40	-	(118)	119	62	102	6	73	76	360
ALLL balance at March 31, 2018	$1,308	$205	$1,083	$1,465	$62	$106	$29	$97	$486	$4,841

	Three Months Ended March 31, 2017
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at December 31, 2016	$1,564	$135	$963	$415	$-	$28	$35	$314	$3,454
Charge-offs	(113)	-	-	(1,819)	-	-	(16)	-	(1,948)
Recoveries	25	-	-	-	-	-	-	-	25
Provision	(126)	(13)	(101)	2,439	-	-	116	50	2,365
ALLL balance at March 31, 2017	$1,350	$122	$862	$1,035	$-	$28	$135	$364	$3,896

	Six Months Ended March 31, 2017
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2016	$1,627	$137	$859	$316	$1	$21	$10	$298	$3,269
Charge-offs	(113)	-	-	(1,819)	-	-	(16)	-	(1,948)
Recoveries	25	-	-	-	-	-	-	-	25
Provision	(189)	(15)	3	2,538	(1)	7	141	66	2,550
ALLL balance at March 31, 2017	$1,350	$122	$862	$1,035	$-	$28	$135	$364	$3,896

The Company recorded a provision for loan losses in the amount of $150,000 and $360,000 for the three and six months period ended March 31, 2018, respectively, compared to $2.4 million and $2.6 million for the comparable three and six months periods in 2017. During the quarter ended March 31, 2018, the Company recorded a charge off of $12,000 and recoveries of $27,000. During the quarter ended March 31, 2017, the Company recorded a $1.9 million charge off related to Company’s then second largest borrowing relationship; the remainder of the increase in the provision was due to increased balances of construction and development and consumer loans.

At March 31, 2018, the Company had 10 loans aggregating $6.2 million that were classified as troubled debt restructurings (“TDRs”). Six of such loans aggregating $1.1 million were performing in accordance with the restructured terms as of March 31, 2018 and accruing interest. Three of the TDRs which are classified as non-accrual totaling $4.9 million are a part of a troubled lending relationship totaling $10.7 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship referenced above). The remaining TDR is also on non-accrual and consists of a $156,000 loan secured by various commercial and residential properties.

The Company did not restructure any debt during the three month period ended March 31, 2018; there was one loan restructured during the six month period ending March 31, 2018. The restructure of the loan entailed extending the maturity date of the loan from December 2017 to April 2018. The Company did not restructure any debt during the three and six month periods ended March 31, 2017.

	As of and for the Six months Ended March 31, 2018
(Dollars in Thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

One-to-four family residential	1	$77	$77
Total	1	$77	$77

No TDRs defaulted during the period ending March 31, 2018.

6.	DEPOSITS

Deposits consist of the following major classifications:

	March 31,		September 30,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$65,645	9.7%	$76,272	12.0%
Interest-bearing checking accounts	53,017	7.9	54,267	8.5
Non interest-bearing checking accounts	11,904	1.8	9,375	1.5
Passbook, club and statement savings	101,027	15.0	101,743	16.0
Certificates maturing in six months or less	119,626	17.7	154,750	24.3
Certificates maturing in more than six months	323,483	47.9	239,575	37.7

Total	$674,702	100.0%	$635,982	100.0%

Certificates of $250,000 and over totaled $36.6 million as of March 31, 2018 and $28.9 million as of September 30, 2017.

7.	ADVANCES FROM FEDERAL HOME LOAN BANK – SHORT TERM

As of March 31, 2018 and September 30, 2017 outstanding balances and related information of short-term borrowings from the FHLB are summarized follows:

				March 31,	September 30,
				2018	2017
Type	Maturity Date	Coupon	Call Date	Amount	Amount
				(Dollars in Thousands)
Fixed Rate - Advances	6-Oct-17	1.30%	Not Applicable		$10,000
Fixed Rate - Advances	13-Oct-17	1.31%	Not Applicable		10,000
Weighted average rate		1.31%

Fixed Rate - Advances	6-Apr-18	1.80%	Not Applicable	$10,000
Fixed Rate - Advances	13-Apr-18	1.99%	Not Applicable	10,000
Weighted average rate		1.90%		$20,000	$20,000

As of March 31, 2018 and September 30, 2017, $20.0 million consists of two $10.0 million 30 day FHLB advances associated with an interest rate swap contract with a weighted average effective cost of 125 basis points and 117 basis points respectively.

8.	ADVANCES FROM FEDERAL HOME LOAN BANK – LONG TERM

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by a blanket collateral of loans held by the Company and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of March 31, 2018 and September 30, 2017 are as follows:

				March 31,	September 30,
				2018	2017
Type	Maturity Date	Coupon	Call Date	Amount	Amount
				(Dollars in Thousands)
Fixed Rate - Amortizing	1-Dec-17	1.16%	Not Applicable	$-	$505
Fixed Rate - Amortizing	18-Nov-19	1.53%	Not Applicable	2,333	3,044
Fixed Rate - Amortizing	26-Oct-20	1.94%	Not Applicable	3,458	-
Fixed Rate - Amortizing	16-Mar-21	2.64%	Not Applicable	2,500	-
Fixed Rate - Amortizing	12-Oct-21	1.99%	Not Applicable	2,698	-
Fixed Rate - Amortizing	15-Aug-23	1.94%	Not Applicable	1,816	1,974
		2.01%	(a)	12,805	5,523

Fixed Rate - Advances	17-Nov-17	1.20%	Not Applicable	-	10,000
Fixed Rate - Advances	4-Dec-17	1.15%	Not Applicable	-	2,000
Fixed Rate - Advances	19-Mar-18	2.53%	Not Applicable	-	5,029
Fixed Rate - Advances	19-Mar-18	2.13%	Not Applicable	-	5,041
Fixed Rate - Advances	20-Jun-18	1.86%	Not Applicable	3,004	3,011
Fixed Rate - Advances	25-Jun-18	2.09%	Not Applicable	3,005	3,016
Fixed Rate - Advances	27-Aug-18	4.15%	Not Applicable	7,078	7,174
Fixed Rate - Advances	15-Nov-18	1.89%	Not Applicable	3,008	3,014
Fixed Rate - Advances	16-Nov-18	1.40%	Not Applicable	7,500	7,500
Fixed Rate - Advances	26-Nov-18	1.81%	Not Applicable	2,004	2,008
Fixed Rate - Advances	3-Dec-18	1.54%	Not Applicable	3,000	3,000
Fixed Rate - Advances	16-Aug-19	2.66%	Not Applicable	3,041	3,056
Fixed Rate - Advances	9-Oct-19	2.54%	Not Applicable	2,025	2,034
Fixed Rate - Advances	26-Nov-19	2.35%	Not Applicable	3,037	3,062
Fixed Rate - Advances	22-Jun-20	2.60%	Not Applicable	3,051	3,000
Fixed Rate - Advances	24-Jun-20	2.85%	Not Applicable	2,044	2,054
Fixed Rate - Advances	27-Jul-20	1.38%	Not Applicable	249	249
Fixed Rate - Advances	17-Aug-20	3.06%	Not Applicable	2,056	2,068
Fixed Rate - Advances	9-Oct-20	2.92%	Not Applicable	2,051	2,061
Fixed Rate - Advances	27-Jul-21	1.52%	Not Applicable	249	249
Fixed Rate - Advances	28-Jul-21	1.48%	Not Applicable	249	249
Fixed Rate - Advances	29-Jul-21	1.42%	Not Applicable	249	249
Fixed Rate - Advances	19-Aug-21	1.55%	Not Applicable	249	249
Fixed Rate - Advances	7-Oct-21	3.19%	Not Applicable	2,078	2,089
Fixed Rate - Advances	12-Oct-21	3.23%	Not Applicable	2,074	2,084
Fixed Rate - Advances	20-Oct-21	2.12%	Not Applicable	4,000	-
Fixed Rate - Advances	6-Jun-22	2.05%	Not Applicable	10,000	10,000
Fixed Rate - Advances	6-Sep-22	1.94%	Not Applicable	249	249
Fixed Rate - Advances	22-Sep-22	2.11%	Not Applicable	5,000	5,000
Fixed Rate - Advances	12-Oct-22	2.22%	Not Applicable	3,000	-
Fixed Rate - Advances	17-Oct-22	2.18%	Not Applicable	3,000	-
Fixed Rate - Advances	26-Oct-22	2.29%	Not Applicable	3,000	-
Fixed Rate - Advances	31-Oct-22	2.30%	Not Applicable	2,000	-
Fixed Rate - Advances	13-Dec-22	2.44%	Not Applicable	4,000	-
Fixed Rate - Advances	17-Jan-23	2.58%	Not Applicable	4,000	-
Fixed Rate - Advances	27-Mar-23	2.93%	Not Applicable	4,000	-
		2.39%	(a)	93,550	88,795

(a) Weighted average coupon rate			Total	$106,355	$94,318

9.	DERIVATIVES

The Company has contracted with a third party to participate in interest rate swap contracts. Two of the swaps are cash flow hedges associated with $20.0 million of FHLB advances at March 31, 2018 and September 30, 2017. These interest rate swaps involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. During the quarter ended March 31, 2018, $6,000 of income was recognized as ineffectiveness through earnings, while $-0- was recognized as ineffectiveness through earnings during the comparable period in 2017. During the six month period ended March 31, 2018, $48,000 of income was recognized as ineffectiveness through earnings, while $-0- was recognized as ineffectiveness through earnings during the comparable period in 2017. There was one interest rate swap designated as a fair value hedge involving the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements applicable to a $1.1 million commercial loan as of March 31, 2018 and September 30, 2017. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. During the quarter ended March 31, 2018, $2,000 of income was recognized through earnings, while $-0- was recognized through earnings during the comparable period in 2017. During the six month period ended March 31, 2018, $15,000 of income was recognized through earnings, while $-0- was recognized through earnings during the comparable period in 2017.

Below is a summary of the interest rate swap agreements and the terms as of March 31, 2018.

	Notional	Pay	Receive	Maturity	Unrealized
	Amount	Rate	Rate	Date	Gain
	(Dollars in Thousands)
Interest rate swap contract	$10,000	1.15%	1 Month Libor	6-Apr-21	$360
Interest rate swap contract	10,000	1.18%	1 Month Libor	13-Jun-21	378
Interest rate swap contract	1,100	4.10%	1 Month Libor +276 bp	1-Aug-26	-

					$738

Below is a summary of the interest rate swap agreements and the terms as of September 30, 2017.

	Notinal	Pay	Receive	Maturity	Unrealized
	Amount	Rate	Rate	Date	Gain
	(Dollar in thousands)
Interest rate swap contract	$10,000	1.15%	1 Mth Libor	6-Apr-21	$217
Interest rate swap contract	10,000	1.18%	1 Mth Libor	13-Jun-21	223
Interest rate swap contract	1,100	4.10%	1 Mth Libor +276 bp	1-Aug-26	62

					$502

All three interest swaps are carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”

10.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	March 31,	September 30,
	2018	2017
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,354	$1,675
Nonaccrual interest	276	349
Accrued vacation	7	12
Capital loss carryforward	300	476
Split dollar life insurance	10	15
Post-retirement benefits	59	98
Unrealized losses on available for sale securities	1,339	569
Deferred compensation	886	1,439
Goodwill	86	148
Purchse accounting adjustments	198	731
Other	50	254
Employee benefit plans	25	90

Total deferred tax assets	4,590	5,856
Valuation allowance	(239)	(378)
Total deferred tax assets, net of valuation allowance	4,351	5,478

Deferred tax liabilities:
Property	166	332
Unrealized gains on interest rate swaps	155	171
Deferred loan fees	475	884

Total deferred tax liabilities	796	1,387

Net deferred tax assets	$3,555	$4,091

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be fully realized through future reversals of existing taxable temporary differences, and/or to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains recognized over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The valuation allowance totaled $239,000 and $378,000 at March 31, 2018, and September 30, 2017, respectively.

For the six-month period ended March 31, 2018, the Company recorded income tax expense of $2.9 million, which included a $1.8 million one-time non-cash charge related to a re-evaluation of the Company’s deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act in December 2017, compared to income tax benefit of $801,000 for the same period in 2017. The reevaluation reflected the effect of the significant decline in the federal corporate income tax rate applicable to the Company. During fiscal 2018, commencing with the quarter ended December 31, 2017, the Company’s statutory income tax rate will be 24.25% as compared to companies which are calendar year tax reporting companies whose statutory rate will decrease to 21% starting January 1, 2018. Effective October 1, 2018, the Company’s statutory tax rate will be reduced to 21%.

The income tax expense differs from that computed at the statutory federal corporate tax rate as follows:

	For The Six Months Ended March 31,
	2018		2017
		Percentage		Percentage
		of Pretax		of Pretax
	Amount	Income	Amount	Income
	(Dollars in Thousands)
Tax expense (benefit) at statutory rate	$1,230	24.25%	$(751)	(34.00)%
Adjustments resulting from:
Write-down of deferred tax asset	1,756	34.61	-	-
Non deductible merger expenses	-	-	45	2.64
Tax exempt income	(67)	(1.32)	(28)	(1.26)
Income from bank owned life insurance	(78)	(1.54)	(115)	(5.19)
Employee benefit plans	32	0.63	46	2.08
Other	10	0.19	2	0.09

Income tax expense (benefit)	$2,883	56.82%	$(801)	(36.24)%

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

The Company maintains the 2008 RRP which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the 2008 RRP purchased 213,528 shares (on a converted basis) of the Company’s common stock in the open market for an aggregating cost of approximately $2.5 million, at an average purchase price per share of $11.49. The Company made sufficient contributions to the 2008 RRP to fund these purchases. Shares subject to awards under the 2008 RRP generally vest at the rate of 20% per year over five years. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares of common stock can be awarded as restricted stock awards or units, of which 233,500 shares were awarded during February 2015. In August 2016, the Company granted 7,473 shares under the 2008 RRP and 3,027 shares under the 2014 SIP. In March 2017, the Company granted 17,128 shares under the 2014 SIP. In March 2018, the Company granted 8,209 shares under the 2008 RRP and 18,291 shares under the 2014 SIP.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three and six months ended March 31, 2018, an aggregate of $99,000 and $250,000, respectively, was recognized in compensation expense for the grants pursuant to the 2008 RRP and the grants pursuant to the 2014 SIP. During the three and six months ended March 31, 2017, $145,000 and $280,000, respectively, was recognized in compensation expense for the grants pursuant to the 2008 RRP and the grants pursuant to the 2014 SIP. At March 31, 2018, approximately $1.7 million in additional compensation expense for shares awarded related to the 2008 RRP and 2014 SIP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the six months ended March 31, 2018 and 2017 is presented in the following tables:

	Six Months Ended March 31, 2018
	Number of Shares (1)	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2017	142,594	$12.79
Granted	26,500	18.46
Forfeited	4,636	11.91
Vested	(44,647)	12.06
Nonvested stock awards at the March 31, 2018	129,083	$14.17

	Six Months Ended March 31, 2017
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2016	172,788	$12.03
Granted	17,128	17.43
Forfeited	-	-
Vested	(43,018)	11.61
Nonvested stock awards at the March 31, 2017	146,898	$12.78

The Company maintains the 2008 Stock Option Plan (the “2008 Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares of common stock were approved for future issuance pursuant to the 2008 Option Plan. As of March 31, 2018, all of the options had been awarded under the 2008 Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 605,000 shares were awarded during February 2015. During August 2016, the Company granted 18,867 shares under the 2008 Option Plan and 8,633 shares under the 2014 SIP. In March 2017, the Company granted 22,828 shares under the 2014 SIP. In May 2017, the Company granted 24,717 shares under the 2014 SIP and 283 shares under the 2008 Option Plan. In March 2018, the Company granted 159,265 shares under the 2014 SIP and 18,235 shares under the 2008 Option Plan.

A summary of the status of the Company’s stock options under the 2008 Option Plan and the 2014 SIP as of March 31, 2018 and 2017 are presented below:

	Six Months Ended March 31, 2018
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2017	922,564	$12.04
Granted	177,500	18.46
Exercised	(37,171)	11.50
Forfeited	(12,234)	11.90
Outstanding at March 31, 2018	1,050,659	$13.15
Exercisable at March 31, 2018	595,385	$11.53

	Six Months Ended March 31, 2017
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2016	921,909	$11.70
Granted	22,828	11.43
Exercised	(32,224)	11.50
Forfeited	-	-
Outstanding at March 31, 2017	912,513	$11.85
Exercisable at March 31, 2017	579,078	$11.43

The weighted average remaining contractual term was approximately 4.0 years for options outstanding as of March 31, 2018.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013, $4.67 for the options granted during fiscal 2014, $4.58 for options granted during fiscal 2015, $2.13 for options granted during fiscal 2016, $3.18 for options granted during fiscal 2017 and $3.63 for options granted in fiscal 2018. The fair value for grants made in fiscal 2017 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise price range from $17.43 to $18.39, expected term of seven years, volatility of 14.37%, interest rate of 2.22% and a yield of 0.69%. The fair value for grants made in March 2018 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise price of $18.46, expected term of seven years, volatility of 15.9%, interest rate of 2.82% and a yield of 1.08%.

During the three and six months ended March 31, 2018, $102,000 and $239,000, respectively, was recognized in compensation expense for options granted pursuant to the 2008 Option Plan and the 2014 SIP. During the three and six months ended March 31, 2017, $138,000 and $268,000, respectively, was recognized in compensation expense for options granted pursuant to the 2008 Option Plan and the 2014 SIP.

At March 31, 2018, there was approximately $1.7 million in additional compensation expense to be recognized for awarded options which remained outstanding and unvested at such date. The weighted average period over which this expense will be recognized is approximately 2.5 years.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2018, the Company had $74.4 million in outstanding commitments to originate fixed-rate loans with market interest rates ranging from 4.00% to 5.75%. At September 30, 2017, the Company had $45.9 million in outstanding commitments to originate fixed-rate loans with market interest rates ranging from 3.75% to 5.25%. The aggregate undisbursed portion of loans-in-process amounted to $54.3 million at March 31, 2018 and $73.9 million at September 30, 2017.

The Company also had commitments under unused lines of credit of $57.3 million as of March 31, 2018 and $7.4 million as of September 30, 2017 and letters of credit outstanding of $1.7 million as of March 31, 2018 and $1.4 million as of September 30, 2017. The increase in unused commitments as of March 31, 2018 was primarily the result of five loans with unused commitments totaling $46.3 million, as of March 31, 2018.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At March 31, 2018, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $1.7 million related to loans sold to the FHLB. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred. These loans are seasoned loans and remain performing.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2018 and September 30, 2017, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Generally accepted accounting principles used in the United States establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

The three broad levels of hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets as of March 31, 2018 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$24,765	$-	$24,765
Mortgage-backed securities - U.S. Government agencies	-	132,115	-	132,115
Corporate bonds	-	62,187	-	62,187
FHLMC preferred stock	36	-	-	36
Interest rate swap contracts	-	800	-	800
Total	$36	$219,867	$-	$219,903

Those assets as of September 30, 2017 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$25,799	$-	$25,799
Mortgage-backed securities - U.S. Government agencies	-	118,127	-	118,127
Corporate bonds	-	34,400	-	34,400
FHLMC preferred stock	76	-	-	76
Interest rate swap contracts	-	502	-	502
Total	$76	$178,828	$-	$178,904

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due (principle and interest) in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value in excess of $22.5 million as of March 31, 2018.

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

 Summary of Non-Recurring Fair Value Measurements

	At March 31, 2018
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$22,506	$22,506
Real estate owned	-	-	85	85
Total	$-	$-	$22,591	$22,591

	At September 30, 2017
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$19,665	$19,665
Real estate owned	-	-	192	192
Total	$-	$-	$19,857	$19,857

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At March 31, 2018
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$22,506	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	6% to 48% discount/ 10%
Real estate owned	$85	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	10% discount

	At September 30, 2017
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$19,665	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	6% to 57% discount/ 7%
Real estate owned	$192	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	10% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

			Fair Value Measurements at
			March 31, 2018
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$18,108	$18,108	$18,108	$-	$-
Certificates of deposit	1,604	1,604	1,604	-	-
Investment and mortgage-backed securities available for sale	219,103	219,103	36	219,067	-
Investment and mortgage-backed securities held to maturity	63,026	60,137	-	60,137	-
Loans receivable, net	584,380	581,704	-	-	581,704
Accrued interest receivable	3,439	3,439	3,439	-	-
Federal Home Loan Bank stock	6,759	6,759	6,759	-	-
Bank owned life insurance	28,370	28,370	28,370	-	-
Interest rate swap contracts	800	800	-	800	-

Liabilities:
Checking accounts	64,921	64,921	64,921	-	-
Money market deposit accounts	65,645	65,645	65,645	-	-
Passbook, club and statement savings accounts	101,027	101,027	101,027	-	-
Certificates of deposit	443,109	447,383	-	-	447,383
Advances from FHLB short-term	20,000	20,000	20,000		-
Advances from FHLB long-term	106,355	104,757	-	-	104,757
Accrued interest payable	1,328	1,328	1,328	-	-
Advances from borrowers for taxes and insurance	2,490	2,490	2,490	-	-

			Fair Value Measurements at
			September 30, 2017
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$27,903	$27,903	$27,903	$-	$-
Certificates of deposit	1,604	1,604	1,604	-	-
Investment and mortgage-backed securities available for sale	178,402	178,402	76	178,326	-
Investment and mortgage-backed securities held to maturity	61,284	60,179	-	60,179	-
Loans receivable, net	571,343	575,876	-	-	575,876
Accrued interest receivable	2,825	2,825	2,825	-	-
Federal Home Loan Bank stock	6,002	6,002	6,002	-	-
Interest rate swap contracts	502	502	-	502	-
Bank owned life insurance	28,048	28,048	28,048	-	-

Liabilities:
Checking accounts	63,642	63,642	63,642	-	-
Money market deposit accounts	76,272	76,272	76,272	-	-
Passbook, club and statement savings accounts	101,743	101,743	101,743	-	-
Certificates of deposit	394,325	398,078	-	-	398,078
Advances from FHLB -short-term	20,000	20,000	20,000	-	-
Advances from FHLB -long-term	94,318	93,579	-	-	93,579
Accrued interest payable	1,933	1,933	1,933	-	-
Advances from borrowers for taxes and insurance	2,207	2,207	2,207	-	-

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

Checking Accounts, Money Market Deposit Accounts, Passbook Accounts, Club Accounts, Statement Savings Accounts, and Certificates of Deposit—The fair value of passbook accounts, club accounts, statement savings accounts, checking accounts, and money market deposit accounts is the amount reported in the financial statements. The fair value of certificates of deposit is estimated using a discounted cash flow calculation that applies market rates currently offered for deposits of similar remaining maturity.

Short-term advances from Federal Home Loan Bank—The fair value of advances from FHLB is the amount payable on demand at the reporting date.

Long-term advances from Federal Home Loan Bank — The fair value of advances from FHLB is estimated based on market rates currently offered for advances with similar remaining maturities.

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

14.     GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp on January 1, 2017.

	Balance			Balance
	October 1,	Additions/		March 31,	Amortization
	2017	Adjustments	Amortization	2018	Period

Goodwill	$6,102	$-	$-	$6,102
Core deposit intangible	710	-	(71)	639	10 years
	$6,812	$-	$(71)	$6,741

As of March 31, 2018, the current fiscal year and the future fiscal periods amortization expense for the core deposit intangible is:

(In Thousands)

2018	$67
2019	123
2020	108
2021	93
2022	78
Thereafter	170
Total	$639

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2017 (the “Form 10-K”).

Overview. Prudential Bancorp, Inc. (the “Company”) was formed by Prudential Bancorp, Inc. of Pennsylvania to become the successor holding company for Prudential Bank (the “Bank”) as a result of the second-step conversion of the Bank completed in October 2013. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provision for loan losses, non-interest income (which includes impairment charges) and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy expense, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking and Securities (the “Department”). The Bank’s main office is in Philadelphia, Pennsylvania (which includes a branch), with nine additional financial centers located in Philadelphia, Montgomery and Delaware Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In November 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank. In March 2006, all mortgage-backed securities then owned by the Company’s predecessor were transferred to PSB Delaware, Inc. PSB Delaware, Inc.’s activities are included as part of the consolidated financial statements.

Critical Accounting Policies. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our unaudited consolidated financial statements included in Item 1 hereof as well as in Note 2 of the notes to our audited consolidated financial statements included in the Form 10-K. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as well as contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

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

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no securities with a Level 3 classification as of March 31, 2018 or September 30, 2017.

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

In addition, certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a nonrecurring basis.

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

Market Overview. The economy has continued to improve during 2018 and 2017. The local market for commercial real estate and construction remain strong. The Federal Reserve Bank raised the discount rate by 25 basis points on two occasions in fiscal 2018 which has allowed the Company to realize higher rates on some loans, but has also led to an increase in our cost of funds in a competitive market.

The Company continues to focus on the credit quality of its customers, closely monitoring the financial status of borrowers throughout the Company’s markets, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and performing the analysis required to maintain adequate reserves for loan losses.

The Company continues to maintain capital well in excess of regulatory requirements, allowing it to withstand unfavorable market or economic conditions.

The following discussion provides further details on the financial condition of the Company at March 31, 2018 and September 30, 2017, and the results of operations for the three and six months ended March 31, 2018 and 2017.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2018 AND SEPTEMBER 30, 2017

At March 31, 2018, the Company had total assets of $944.4 million, as compared to $899.5 million at September 30, 2017, an increase of 5.0%. At March 31, 2018, the investment portfolio increased by $42.4 million primarily as a result of the purchase of investment grade corporate bonds and U.S. government agency mortgage-backed securities. Net loans receivable increased $13.0 million to $584.4 million at March 31, 2018 from $571.3 million at September 30, 2017. These increases were partially offset by a $9.8 million decrease in cash and cash equivalents as available cash was redeployed into higher yielding assets.

Total liabilities increased by $49.0 million to $812.3 million at March 31, 2018 from $763.4 million at September 30, 2017. Total deposits increased $38.7 million, consisting primarily of short-term certificates of deposit which were used to fund asset growth as well as meet short-term liquidity needs. At March 31, 2018, the Company had FHLB advances outstanding of $126.4 million, as compared to $114.3 million at September 30, 2017. The increase in the level of borrowings was primarily due to match funding of loan originations and purchases of investment securities in order to lock in the yield with minimal interest rate risk as part of the Company’s asset/liability management. All of the borrowings had maturities of less than six years.

Total stockholders’ equity decreased by $4.1 million to $132.1 million at March 31, 2018 from $136.2 million at September 30, 2017. The decrease was a primarily due to a reduction in the fair market value of available for sale securities due to rising market rates of interest. Also contributing to the decrease were dividend payments aggregating $2.2 million consisting of both regular quarterly dividends totaling $0.10 per share as well as a special dividend of $0.15 per share.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018 AND 2017

Net income. The Company reported net income of $2.2 million, or $0.24 per basic and diluted share, for the quarter ended March 31, 2018 as compared to a loss of $2.1 million, or $(0.27) per basic and diluted share, respectively, for the same quarter in fiscal 2017. The loss in the 2017 period reflected the effects of a one-time $2.7 million expense charge related to the Polonia Bancorp acquisition completed on January 1, 2017 as well as a $1.9 million non-cash charge-off associated with a large lending relationship (further discussion below). For the six months ended March 31, 2018, the Company recognized net income of $2.2 million, or $0.25 per basic and $0.24 per diluted share as compared to a net loss of $1.4 million, or $(0.18) per basic and diluted share, for the same period in fiscal 2017 with the loss experienced for the six months ended March 31, 2017 primarily due to the aforementioned merger expenses and loan charge-off.

Net interest income. For the three months ended March 31, 2018, net interest income increased to $6.2 million as compared to $5.3 million for the same period in fiscal 2017. The increase reflected a $1.7 million, or 25.2%, increase in interest income, partially offset by an increase of $755,000, or 55.0%, in interest paid on deposits and borrowings. The increase in net interest income between the periods was primarily due to the increase in the weighted average balance of earning assets along with the shift in emphasis to commercial and construction loans, which generally produce higher yields than those obtained on residential loans. The average balance of interest-earning assets increased by $115.8 million, or 14.9% from the comparable period in 2017. The weighted average yield on interest-earning assets increased by 31 basis points, to 3.79% for the quarter ended March 31, 2018 from the comparable period in 2017. The weighted average cost of borrowings and deposits increased to 1.08% during the quarter ended March 31, 2018 from 0.81% during the comparable period in 2017 due to increases in market rates of interest. For the six months ended March 31, 2018, net interest income increased to $12.4 million as compared to $8.9 million for the same period in fiscal 2017. The increase reflected a $5.2 million, or 46.7%, increase in interest income, partially offset by an increase of $1.8 million, or 80.7%, in interest paid on deposits and borrowings. The increase in interest income was again primarily due to the increase in the weighted average balances of earning assets, the shift in emphasis to commercial and construction loans and a rising interest rate environment. The average balance of interest-earning assets increased by $224.6 million, or 34.1% from the comparable period in 2017. The weighted average yield on interest-earning assets increased by 32 basis points, to 3.72% for the six months ended March 31, 2018 from the comparable period in 2017. The weighted average cost of borrowings and deposits increased to 1.03% during the six months ended March 31, 2018 from 0.80% during the comparable period in 2017 primarily due to increases in market rates of interest.

For the three and six months ended March 31, 2018, the net interest margin was 2.83% and 2.81%, respectively compared to 2.76% and 2.73% for the same periods in fiscal 2017, respectively. The margin improvement in the 2018 periods reflected in large part the increase in the weighted average balances noted above as well, to a lesser degree, the increase in the weighted average yield on earning assets.

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

	Three Months
	Ended March 31,
	2018			2017
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$149,235	$1,159	3.15%	$125,568	$759	2.45%
Mortgage-backed securities	139,264	851	2.48	109,393	806	2.99
Loans receivable(2)	583,319	6,261	4.35	511,022	5,090	4.04
Other interest-earning assets	21,797	84	1.56	31,836	16	0.20
Total interest-earning assets	893,615	8,355	3.79	777,819	6,671	3.48
Cash and non interest-bearing balances	2,460			3,194
Other non interest-earning assets	50,774			52,208
Total assets	$946,849			$833,221
Interest-bearing liabilities:
Savings accounts	$112,490	17	0.06	$106,950	12	0.05
Money market deposit and NOW accounts	121,529	52	0.17	153,524	93	0.25
Certificates of deposit	433,877	1,501	1.40	303,940	888	1.18
Total deposits	667,896	1,570	0.95	564,414	993	0.71
Advances from Federal Home Loan Bank	131,187	556	1.72	116,572	377	1.31
Advances from borrowers for taxes and insurance	2,667	1	0.15	2,508	2	0.32
Total interest-bearing liabilities	801,750	2,127	1.08	683,494	1,372	0.81
Non interest-bearing liabilities:
Non interest-bearing demand accounts	11,384			10,187
Other liabilities	1,949			7,610
Total liabilities	815,083			701,291
Stockholders' equity	131,766			131,930
Total liabilities and stockholders' equity	$946,849			$833,221
Net interest-earning assets	$91,865			$94,325
Net interest income; interest rate spread		$6,228	2.72%		$5,299	2.62%
Net interest margin(3)			2.83%			2.76%

Average interest-earning assets to average interest-bearing liabilities		111.46%			113.80%

	Six Months
	Ended March 31,
	2018			2017
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$143,353	$2,145	3.00%	$97,487	$1,320	2.72%
Mortgage-backed securities	136,619	1,693	2.49	110,694	1,377	2.49
Loans receivable(2)	579,789	12,368	4.28	428,624	8,415	3.94
Other interest-earning assets	23,253	185	1.60	21,620	64	0.59
Total interest-earning assets	883,014	16,391	3.72	658,425	11,176	3.40
Cash and non interest-bearing balances	2,360			2,375
Other non interest-earning assets	53,260			32,926
Total assets	$938,634			$693,726
Interest-bearing liabilities:
Savings accounts	$107,414	36	0.07	$89,394	30	0.07
Money market deposit and NOW accounts	124,287	101	0.16	122,206	126	0.21
Certificates of deposit	421,450	2,843	1.35	262,450	1,529	1.17
Total deposits	653,151	2,980	0.92	474,050	1,685	0.71
Advances from Federal Home Loan Bank	129,474	1,044	1.62	83,413	542	1.30
Advances from borrowers for taxes and insurance	2,470	3	0.24	2,284	2	0.18
Total interest-bearing liabilities	785,095	4,027	1.03	559,747	2,229	0.80
Non interest-bearing liabilities:
Non interest-bearing demand accounts	10,976			6,913
Other liabilities	9,113			4,344
Total liabilities	805,184			571,004
Stockholders' equity	133,450			122,722
Total liabilities and stockholders' equity	$938,634			$693,726
Net interest-earning assets	$97,919			$98,678
Net interest income; interest rate spread		$12,364	2.69%		$8,947	2.61%
Net interest margin(3)			2.81%			2.73%

Average interest-earning assets to average interest-bearing liabilities		112.47%			117.63%

(1)	Yields and rates for the three and six month periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for loan losses. The Company recorded a provision for loan losses in the amount of $150,000 and $360,000 for the three and six months ended March 31, 2018, respectively, compared to a provision for loan losses of $2.4 million and $2.6 million, respectively, for the same periods in 2017 primarily due a $1.9 million charge-off related to the aforementioned borrower who planned to develop 169 residential lots, as discussed below. During the three months ended March 31, 2018, the Company recorded a charge off of $12,000 and recoveries of $27,000. As discussed below, the Bank and the borrower are in litigation and no resolution of the situation has been arrived at as of the date hereof. In light of the litigation status and the status of construction of the project, the Company determined it was prudent to have all of the borrower’s collateral pledged for the borrowing relationship re-appraised, specifically evaluating the fair value collateral of the loans related to the project on a “liquidation value” basis and not on a “performing project value” basis that has been previously used. Based on the new appraisals and the uncertainty the development of the project will recommence in the near future, the Company recorded a $1.9 million non-cash charge-off. The remaining portion of the provision recorded was related to an increase in the outstanding balance of the loan portfolio. The allowance for loan losses totaled $4.8 million, or 0.8% of total loans and 34.5% of total non-performing loans (which included loans acquired from Polonia Bancorp at their fair value) at March 31, 2018 as compared to $4.5 million, or 0.8% of total loans and 29.0% of total non-performing loans at September 30, 2017. The Company believes that the allowance for loan losses at March 31, 2018 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

The Company’s methodology for assessing the adequacy of the allowance establishes both specific and general pooled allocations of the allowance.  Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system.  The resulting determinations are reviewed and approved by senior management.

At March 31, 2018, the Company’s non-performing assets totaled $14.1 million or 1.5% of total assets as compared to $15.6 million or 1.7% of total assets at September 30, 2017. Non-performing assets at March 31, 2018 included five construction loans aggregating $8.7 million, 27 one-to-four family residential loans aggregating $3.7 million, one single-family residential investment property loan in the amount of $156,000 and three commercial real estate loans aggregating $1.4 million. Non-performing assets also included at March 31, 2018 real estate owned consisting of one single-family residential property with an aggregate carrying value of $85,000. At March 31, 2018, the Company had 10 loans aggregating $6.2 million that were classified as troubled debt restructurings (“TDRs”). Six of such loans aggregating $1.1 million were performing in accordance with the restructured terms as of March 31, 2018 and accruing interest. One TDR is on non-accrual and consists of a $156,000 loan secured by various commercial and residential properties. The three remaining TDRs totaling $4.9 million are also classified as non-accrual and are a part of a troubled lending relationship totaling $10.7 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower and as a result, the project currently is not proceeding. Subsequent to the commencement of the litigation previously disclosed, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in June 2017. The Bank has moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings. As of March 31, 2018, the Company had reviewed $22.5 million of loans for possible impairment compared to $19.7 million reviewed for possible impairment as of September 30, 2017.

At March 31, 2018, the Company had $1.8 million of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of 13 one-to-four family residential loans totaling $1.6 million, one commercial real estate loan in the amount of $106,000 and one consumer loan in the amount of $10,000.

At March 31, 2018, we also had a total of twenty-seven loans aggregating $5.3 million that had been designated “special mention”. These loans consist of nineteen one-to-four family residential loans totaling $3.3 million and eight commercial real estate loans totaling $2.0 million. At September 30, 2017, we had a total of nine loans aggregating $3.1 million designated as “special mention”.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal and/or interest and real estate owned) as of March 31, 2018 and September 30, 2017. At neither date did the Company have any accruing loans 90 days or more past due that were accruing.

	March 31, 2018	September 30, 2017
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$3,882	$5,107
Commercial real estate	1,395	1,566
Construction and land development	8,744	8,724
Total non-accruing loans	14,021	15,397
Real estate owned, net: (1)	85	192
Total non-performing assets	$14,106	$15,589

Total non-performing loans as a percentage of loans, net	2.40%	2.67%
Total non-performing loans as a percentage of total assets	1.48%	1.71%
Total non-performing assets as a percentage of total assets	1.49%	1.73%

(1)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Non-interest income. Non-interest income amounted to $567,000 and $982,000 for the three and six month periods ended March 31, 2018, respectively compared to $518,000 and $876,000, respectively, for the comparable periods in fiscal 2017. The increase experienced in both of the 2018 periods was primarily attributable to the recognition during the second fiscal quarter of 2018 of income associated with a risk participation agreement in a lending relationship, that was not applicable to the 2017 periods.

Non-interest expense. For the three and six month periods ended March 31, 2018, non-interest expense decreased $2.9 million or 42.8% and $1.6 million or 16.6%, respectively, compared to the same periods in the prior fiscal year. The primary reason for the decreases from the higher levels of non-interest expense experienced during the three and six month periods ended March 31, 2017 were the one-time merger-related charge of approximately $2.7 million, pre-tax, incurred in connection with the completion of the Polonia Bancorp acquisition in 2017.Partially offsetting the decrease was an increase in professional services expense for the six month period ending March 31, 2018 as compared to the comparable period in 2017. The increase was primarily attributable to legal fees associated with the bankruptcy claim mentioned above.

Income tax expense. For the three month period ended March 31, 2018, the Company recorded a tax expense of $619,000, compared to a tax benefit of $1.2 million for the same period in fiscal 2017. For the six month period ended March 31, 2018, the Company recorded an income tax expense of $2.9 million as compared to a tax benefit of $801,000 for the same period in fiscal 2017. The $2.9 million tax expense for fiscal 2018 includes a one-time non-cash charge of $1.8 million related to a re-evaluation of the Company’s deferred tax assets due to the recently enacted tax legislation that reduced the statutory tax rate from 35% to 21%. The Company’s tax obligation for both the three and six month periods in fiscal 2017 was greatly reduced due to the one-time expenses recorded during the three months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-earning assets that provide additional liquidity. At March 31, 2018, our cash and cash equivalents amounted to $18.1 million. In addition, our available-for-sale investment securities amounted to an aggregate of $219.1 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2018, the Company had $74.4 million in outstanding commitments to originate fixed loans, not including loans in process. The Company also had commitments under unused lines of credit of $57.3 million and letters of credit outstanding of $1.7 million at March 31, 2018. Certificates of deposit as of March 31, 2018 that are maturing in one year or less totaled $340.9 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances. At March 31, 2018, we had $126.4 million in outstanding FHLB advances and had the ability to obtain an additional $261.4 million in FHLB advances. Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of March 31, 2018 and September 30, 2017 and compares them to current regulatory guidelines. The Company is not subject to capital ratios imposed by Basel III on bank holding companies because the Company is deemed to be a small bank holding company.

				To Be
				Well Capitalized
		Required for		Under Prompt
		Capital Adequacy		Corrective Action
	Actual Ratio	Purposes		Provisions

March 31, 2018:
Tier 1 capital (to average assets)
The Company	13.80%	N/A		N/A
The Bank	13.09%	4.0%		5.0%

Tier 1 common (to risk-weighted assets)
The Company	21.42%	N/A		N/A
The Bank	20.21%	5.1	%(a)	6.5%

Tier 1 capital (to risk-weighted assets)
The Company	21.42%	N/A		N/A
The Bank	20.21%	6.6	%(a)	8.0%

Total capital (to risk-weighted assets)
The Company	22.26%	N/A		N/A
The Bank	21.05%	8.6	%(a)	10.0%

September 30, 2017:
Tier 1 capital (to average assets)
Company	14.81%	N/A		N/A
Bank	13.59%	4.0%		5.0%

Tier 1 common (to risk-weighted assets)
The Company	23.94%	N/A		N/A
The Bank	21.97%	4.5%		6.5%

Tier 1 capital (to risk-weighted assets)
Company	23.94%	N/A		N/A
Bank	21.97%	4.0%		6.0%

Total capital (to risk-weighted assets)
Company	24.83%	N/A		N/A
Bank	22.86%	8.0%		10.0%

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

In recent years, as a part of our asset/liability management strategy we primarily have reduced our investment in longer term fixed-rate callable agency bonds, increased our origination of short-term commercial and construction loans and increased our portfolio of step-up callable agency bonds and agency issued collaterized mortgage-backed securities (“CMOs”) with short effective lives. In addition, we implemented two interest rate swaps to reduce our funding costs for a five-year period. However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a low interest rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision in prior periods to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2018, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2018, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 5.3% to 31.6%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.5% to 19.5%. For savings accounts, checking accounts and money markets, the decay rates vary on an annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$11,735	$23,148	$45,508	$54,776	$153,339	$288,506
Loans receivable(3)	119,328	96,074	148,402	88,800	131,776	584,380
Other interest-earning assets(4)	15,388	-	249	1,355	-	16,992
Total interest-earning assets	$146,451	$119,222	$194,159	$144,931	$285,115	$889,878

Interest-bearing liabilities:
Savings accounts	$2,845	$8,225	$13,756	$13,266	$62,935	$101,027
Money market deposit and NOW accounts	3,772	11,313	19,233	15,839	68,505	118,662
Certificates of deposit	103,982	187,217	106,318	45,592	-	443,109
Advances from FHLB	27,119	26,446	24,258	48,385	147	126,355
Advances from borrowers for taxes and insurance	2,490	-	-	-	-	2,490
Total interest-bearing liabilities	$140,208	$233,201	$163,565	$123,082	$131,587	$791,643

Interest-earning assets less interest-bearing liabilities	$6,243	$(113,979)	$30,594	$21,849	$153,528	$98,235

Cumulative interest-rate sensitivity gap (5)	$6,243	$(107,736)	$(77,142)	$(55,293)	$98,235

Cumulative interest-rate gap as a percentage of total assets at March 31 , 2018	0.93%	-11.15%	-7.91%	-5.60%	10.03%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at March 31, 2018	104.45%	71.15%	85.63%	91.62%	112.41%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, investment securities are reflected at amortized cost.

(3)	For purposes of the gap analysis, loans receivable includes non-performing loans and is gross of the allowance for loan losses and unamortized deferred loan fees, but net of the undisbursed portion of loans-in-process.

(4)	Includes FHLB stock.

(5)	Cumulative interest-rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of March 31, 2018 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in
Interest Rates				NPV as % of Portfolio
In Basis Points	Net Portfolio Value			Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)

300	$109,751	$(49,035)	(30.88)%	13.06%	(3.89)%
200	124,877	(33,909)	(21.36)%	14.35%	(2.60)%
100	140,349	(18,437)	(11.61)%	15.57%	(1.38)%
Static	158,786	-	-	16.95%	-
(100)	169,726	10,940	6.89%	17.59%	0.64%
(200)	170,275	11,489	7.24%	17.33%	0.38%
(300)	170,862	12,076	7.61%	17.12%	0.17%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2018, there had not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation –Exposure to Changes in Interest Rates.”

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

In May 2016, the Bank filed a motion with the court seeking to dismiss the majority of claims asserted in the Philadelphia Litigation. In August 2016, the Court dismissed a majority of the Gualtieri Parties’ claims. The Bank has also counterclaimed against the Gualtieri Parties for failure to satisfy the nine loans extended thereto and for failure to complete the Project. In February 2017, the Court stayed the Philadelphia Litigation pending possible resolution of the Philadelphia Litigation. No resolution was obtained and the stay has expired.

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

Shortly after the Court lifted the stay in the Philadelphia Litigation, four of the Gualtieri Parties and Affiliated Entities (One State Street Associates, LP (“State Street”), Island View Crossing II, L.P. (“Island View”), Calnshire Estates, LLC (“Calnshire”) and Steeple Run, L.P. (“Steeple Run” or collectively with State Street, Island View and Calnshire, the “Debtors”) filed for bankruptcy under Chapter 11. The Bank has moved the underlying Philadelphia Litigation from state court to the federal bankruptcy court, in which the bankruptcy case is being heard. As the Philadelphia Litigation is in its early stages, no prediction can be made as to the outcome thereof. However, the Bank believes that it has meritorious defenses to the remaining claims under the Philadelphia Litigation and it intends to vigorously defend the case.

From the outset, the Bank believed that it had meritorious challenges to the Chapter 11 bankruptcies filed by the Debtors and early in the case, the Bank filed a motion to convert the bankruptcy cases to Chapter 7 or to appoint a Chapter 11 Trustee to preserve the assets securing the Bank’s loans with the Gualtieri Parties and Affiliated Entities (the “Conversion Motion”). On December 18, 2017, the Bankruptcy Court Granted the Conversion Motion in part and converted the Chapter 11 cases of Calnshire and Steeple Run to Chapter 7 cases, appointed a Chapter 11 Trustee in the Island View case and left State Street in Chapter 11.

In addition to the lawsuits noted above, the Company is involved in various other legal actions arising in the ordinarycourse of its business. All such actions in the aggregate involve amounts that are believed by management to beimmaterial to the financial condition and results of operations of the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, as such factors could materially affect the Company’s business, financial condition, or future results of operations. As of March 31, 2018, no material changes have occurred to the risk factors of the Company as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The risks described in the 2017 Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial conditions, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) Not applicable

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Purchased Under Plans or Programs (1)
January 1 - 31, 2018	439	$18.14	-	188,159
February 1 - 28, 2018	17,505	17.44	17,505	170,654
March 1 - 31, 2018	32,945	18.00	19,600	151,054
	50,889	$17.81

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

PRUDENTIAL BANCORP, INC.

Date: May 10, 2018	By: /s/ Dennis Pollack

Dennis Pollack
President and Chief Executive Officer

Date: May 10, 2018	By: /s/ Jack E. Rothkopf

Jack E. Rothkopf
Senior Vice President, Chief Financial Officer and Treasurer

