Form 10-Q
period 2018-06-30
PRUDENTIAL BANCORP, INC.
filed 2018-08-09
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of July 31, 2018, 10,819,006 shares were issued and 9,008,836 were outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	September 30,
	2018	2017
	(Dollars in Thousands, Except Per Share Data)
ASSETS

Cash and amounts due from depository institutions	$2,403	$2,274
Interest-bearing deposits	33,652	25,629

Total cash and cash equivalents	36,055	27,903

Certificates of deposit	1,604	1,604
Investment and mortgage-backed securities available for sale (amortized cost— June 30, 2018, $278,428; September 30, 2017, $180,087)	270,275	178,402
Investment and mortgage-backed securities held to maturity (fair value— June 30, 2018, $54,884; September 30, 2017, $60,179)	58,127	61,284
Loans receivable—net of allowance for loan losses (June 30, 2018, $5,041; September 30, 2017, $4,466)	602,455	571,343
Accrued interest receivable	3,670	2,825
Real estate owned	85	192
Federal Home Loan Bank stock—at cost	7,909	6,002
Office properties and equipment—net	7,549	7,804
Bank owned life insurance	28,533	28,048
Prepaid expenses and other assets	1,574	3,231
Goodwill	6,102	6,102
Intangible assets	605	709
Deferred tax assets-net	4,315	4,091
TOTAL ASSETS	$1,028,858	$899,540

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$14,322	$9,375
Interest-bearing	700,731	626,607
Total deposits	715,053	635,982
Advances from Federal Home Loan Bank (short-term)	35,000	20,000
Advances from Federal Home Loan Bank (long-term)	129,164	94,318
Accrued interest payable	2,179	1,933
Advances from borrowers for taxes and insurance	3,808	2,207
Accounts payable and accrued expenses	12,137	8,921

Total liabilities	897,341	763,361

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 10,819,006 issued and 9,008,836 outstanding at June 30, 2018; 10,819,006 issued and 9,008,125 outstanding at September 30, 2017	108	108
Additional paid-in capital	118,141	118,751
Treasury stock, at cost: 1,810,170 shares at June 30, 2018 and and 1,810,881 shares at September 30, 2017	(27,155)	(26,707)
Retained earnings	47,023	44,787
Accumulated other comprehensive loss	(6,600)	(760)

Total stockholders' equity	131,517	136,179

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,028,858	$899,540

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME:
Interest on loans	$6,485	$5,647	$18,853	$14,062
Interest on mortgage-backed securities	1,060	802	2,753	2,179
Interest and dividends on investments	1,189	926	3,198	2,263
Interest on interest-bearing assets	197	55	518	102

Total interest income	8,931	7,430	25,322	18,606

INTEREST EXPENSE:
Interest on deposits	1,932	1,002	4,915	2,690
Interest on advances from Federal Home Loan Bank(short-term)	43	-	184	-
Interest on advances from Federal Home Loan Bank(long-term)	734	375	1,637	918

Total interest expense	2,709	1,377	6,736	3,608

NET INTEREST INCOME	6,222	6,053	18,586	14,998

PROVISION FOR LOAN LOSSES	325	30	685	2,580

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,897	6,023	17,901	12,418

NON-INTEREST INCOME:
Fees and other service charges	177	179	505	472
Gain on sale of loans, net	-	3	-	52
Gain (loss) on the sale of investment securities	(376)	70	(376)	70
Swap income	925	-	1,087	-
Income from bank owned life insurance	160	229	480	506
Other	99	144	271	400

Total non-interest income	985	625	1,967	1,500

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,042	1,884	6,053	5,593
Data processing	180	175	545	481
Professional services	431	230	1,625	1,018
Office occupancy	266	274	845	701
Depreciation	157	158	469	399
Director compensation	56	57	176	218
Deposit insurance premium	90	52	231	93
Advertising	61	92	173	158
Merger-related expense	-	-	-	2,663
Core deposit amortization	34	37	105	75
Other	453	541	1,460	1,582

Total non-interest expense	3,770	3,500	11,682	12,981

INCOME BEFORE INCOME TAXES	3,112	3,148	8,186	937

INCOME TAXES:
Current expense	1,096	941	2,366	769
Deferred (benefit) expense	(420)	90	1,193	(539)

Total income tax expense	676	1,031	3,559	230

NET INCOME	$2,436	$2,117	$4,627	$707

BASIC EARNINGS PER SHARE	$0.28	$0.25	$0.52	$0.08

DILUTED EARNINGS PER SHARE	$0.26	$0.25	$0.50	$0.08

DIVIDENDS PER SHARE	$0.05	$0.03	$0.30	$0.09

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
	(Dollars in Thousands)
Net income	$2,436	$2,117	$4,627	$707

Unrealized holding gains (losses) on available-for-sale securities	(1,996)	1,120	(6,699)	(2,881)
Tax effect	275	(381)	1,407	979
Reclassification adjustment for net security losses (gains) realized in net income	310	(70)	310	(70)
Tax effect	(65)	24	(65)	24
Unrealized holding (losses) gains on interest rate swaps	(47)	(91)	187	701
Tax effect	16	31	(39)	(238)
Reclassification adjustment for gains on interest rate swap	(808)	-	(808)	-
Tax effect	170	-	170	-

Total other comprehensive income (loss)	(2,145)	633	(5,537)	(1,485)

Comprehensive income (loss)	$291	$2,750	$(910)	$(778)

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2017	$108	$118,751	$-	$(26,707)	$44,787	$(760)	$136,179

Net income					4,627		4,627
Other comprehensive loss						(5,537)	(5,537)
Dividends paid ($0.30 per share)					(2,694)		(2,694)
Purchase of treasury stock (161,101 shares)				(2,922)			(2,922)
Treasury stock used for employee benefit plans (161,812 shares)		(1,407)		2,474			1,067
Stock option expense		389					389
Restricted shares award expense		408					408
Reclassification due to change in federal income tax rate					303	(303)	-

BALANCE, June 30, 2018	$108	$118,141	$-	$(27,155)	$47,023	$(6,600)	$131,517

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2016	$95	$95,713	$(4,550)	$(21,098)	$43,044	$798	$114,002

Net income					707		707
Other comprehensive loss						(1,485)	(1,485)
Dividends paid ($0.09 per share)					(764)		(764)
Issuance of common stock (1,274,197 shares)	13	21,801					21,814
Purchase of treasury stock (43,698 shares)				(1,058)			(1,058)
Terminate ESOP (303,115 shares)		733	4,456	(5,189)			-
Treasury stock used for employee benefit plan (34,814 shares)		(653)		653			-
Tax benefit from stock compensation plans		195					195
Stock option expense		349					349
Restricted shares award expense		284					284
ESOP shares committed to be released (8,879 shares)		58	94				152

BALANCE, June 30, 2017	$108	$118,480	$-	$(26,692)	$42,987	$(687)	$134,196

See accompanying notes to the unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2018	2017
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$4,627	$707
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	469	399
Net amortization of premiums/discounts	517	575
Provision for loan losses	685	2,580
Net (accretion) amortization of deferred loan fees and costs	(43)	81
Share-based compensation expense for stock options and awards	797	828
Income from bank owned life insurance	(480)	(506)
Gain from sale of loans held for sale	-	(52)
Gain on retirement of cash flow hedges	(808)	-
Loss (gain) from sale of investment securities	376	(70)
Gain on sale of other real estate owned	-	(60)
Originations of loans held for sale	-	(2,634)
Proceeds from sale of loans held for sale	-	2,686
Compensation expense of ESOP	-	139
Deferred income tax expense (benefit)	1,193	(539)
Changes in assets and liabilities which used cash:
Accrued interest receivable	(845)	(1,161)
Accrued interest payable	246	(64)
Other	590	1,706
Net cash provided by operating activities	7,324	4,615
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(113,535)	(68,684)
Purchase of investments held to maturity	(2,458)	(18,847)
Loans originated	(93,038)	(160,085)
Principal collected on loans	61,569	118,107
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	975	861
Available-for-sale	10,663	8,131
Proceeds from the sale of investments and mortgage-backed securities	11,052	10,593
Proceeds from the sale of Polonia Bancorp Inc.'s investment portfolio acquired	-	42,164
Proceeds from retirement of cash flow hedges	856
Redemption of FHLB Stock	3,228	163
Purchase of FHLB stock	(5,135)	(67)
Proceeds from sale of real estate owned	278	449
Acquisition, net of cash	-	28,956
Purchase of BOLI	-	(10,000)
Purchases of equipment	(214)	(229)
Net cash used in investing activities	(125,759)	(48,488)
FINANCING ACTIVITIES:
Net decrease increase in demand deposits, NOW accounts, and savings accounts	(18,819)	(12,686)
Net increase in certificates of deposit	98,131	66,088
Proceeds from FHLB advances long-term	70,000	9,729
Repayment of FHLB advances long-term	(34,776)	(9,521)
Net proceeds from FHLB advances short-term	15,000	-
Increase in advances from borrowers for taxes and insurance	1,601	2,234
Cash dividends paid	(2,695)	(764)
Release unallocated shares from ESOP Plan	-	4,550
Repayment of remaining principal balance of ESOP Loan	-	(734)
Treasury stock used for employee benefit plans	1,067	-
Purchase of treasury stock	(2,922)	(4,536)
Net cash provided by financing activities	126,587	54,360

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS –continued

	Nine Months Ended June 30,
	2018	2017
	(Dollars in Thousands)
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,152	10,487

CASH AND CASH EQUIVALENTS—Beginning of period	27,903	12,440

CASH AND CASH EQUIVALENTS—End of period	$36,055	$22,927
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid on deposits and advances from FHLB	$6,981	$2,842
Income taxes paid	1,900	980
Loans transferred to real estate owned	111	-
SUPPLEMENTAL DISCLOSURES OF NONCASH FLOW
Acquisition of noncash assets and liabilities
Assets acquired:
Investment securities		$42,164
Loans		160,157
Premises		6,902
Core deposit intangible		822
Goodwill		7,163
Bank owned life insurance		4,318
Other assets		2,558
Total assets		$224,084
Liabilities assumed:
Deposits		$172,243
Advances		57,232
Other liabilities		8,914
Total liabilities assumed		$238,389
Net non-cash assets (liabilities) acquired		(14,305)
Cash acquired		$47,901

See notes to the unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Prudential Bancorp, Inc. (the “Company”) is a Pennsylvania corporation and the parent holding company for Prudential Bank (the “Bank”), a Pennsylvania-chartered savings bank. The Company is a registered bank holding company.

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

Basis of presentation – The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three and nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The significant accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 84 through 88 of the Form 10-K for the fiscal year ended September 30, 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018 and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s balance sheet is estimated to result in less than a one percent increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a “set”) is a business. The screening process requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screening process reduces the number of transactions that need to be further evaluated. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update should be applied prospectively on or after the effective date. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 850), the objective of which is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this Update make certain targeted improvements to simplify the application and disclosure of the hedge accounting guidance in current general accepted accounting principles. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early application is permitted in any period after issuance. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively. The Company early adopted the ASU during the quarter ended June 30, 2018. There was not a significant impact on the Company’s financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), which simplified the accounting for nonemployee share-based payment transactions. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update improve the following areas of nonemployee share-based payment accounting; (a) the overall measurement objective, (b) the measurement date, (c) awards with performance conditions, (d) classification reassessment of certain equity-classified awards, (e) calculated value (nonpublic entities only), and (f) intrinsic value (nonpublic entities only). The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$2,436	$2,436	$2,117	$2,117

Weighted average shares outstanding	8,848,393	8,848,393	8,652,699	8,652,699
Effect of common stock equivalents	-	378,912	-	656,370
Adjusted weighted average shares used in earnings per share computation	8,848,393	9,227,305	8,652,699	9,309,069
Earnings per share	$0.28	$0.26	$0.25	$0.25

	Nine Months Ended June 30,
	2018		2017
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands Except Per Share Data)

Net income	$4,627	$4,627	$707	$707

Weighted average shares outstanding	8,851,784	8,851,784	8,202,950	8,202,950
Effect of common stock equivalents	-	342,432	-	570,792
Adjusted weighted average shares used in earnings per share computation	8,851,784	9,194,216	8,202,950	8,773,742
Earnings per share	$0.52	$0.50	$0.08	$0.08

All exercisable stock options outstanding as of June 30, 2018 and 2017 had exercise prices below the then current per share market price for the Company’s common stock and were considered dilutive for the earnings per share calculation.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss) by component net of tax:

	Three Months Ended June 30,			Three Months Ended June 30,
	2018	2018	2018	2017	2017	2017
			(Dollars in Thousands)
	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive income	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive income
Beginning balance, April 1	$(4,965)	$510	$(4,455)	$(1,710)	$390	$(1,320)
Other comprehensive (loss) income before reclassification	(1,721)	(31)	(1,752)	739	(60)	679
Amount reclassified from accumulated other comprehensive income	245	(638)	(393)	(46)	-	(46)
Total	(6,441)	(159)	(6,600)	(1,017)	330	(687)
Reclassification due to change in federal income tax rate	-	-	-	-	-	-
Ending Balance, June 30	$(6,441)	$(159)	$(6,600)	$(1,017)	$330	$(687)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the changes in accumulated other comprehensive (loss) income by component net of tax:

	Nine Months Ended June 30,			Nine Months Ended June 30,
	2018	2018	2018	2017	2017	2017
			(Dollars in Thousands)
	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive income	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive income
Beginning balance, October 1	$(1,091)	$331	$(760)	$931	$(133)	$798
Other comprehensive (loss) income before reclassification	(5,292)	148	(5,144)	(1,902)	463	(1,439)
Amount reclassified from accumulated other comprehensive income	245	(638)	(393)	(46)	-	(46)
Total	(6,138)	(159)	(6,297)	(1,017)	330	(687)
Reclassification due to change in federal income tax rate	(303)	-	(303)	-	-	-
Ending Balance, June 30	$(6,441)	$(159)	$(6,600)	$(1,017)	$330	$(687)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2018 and 2017. Amounts in parentheses indicate debits to net income:

	Three Months Ended June 30,					Three Months Ended June 30,
	2018		2018		2018	2017		2017	2017
					(Dollars in Thousands)
	Securities		Swaps		Total	Securities		Swaps	Total
Unrealized (losses) gain	$(310	)(1)	$808	(2)	$498	$70	(1)	$-	$70
	65	(3)	(170	)(3)	(105)	(24	)(3)	-	(24)
	$(245)		$638		$393	$46		$-	$46

	Nine Months Ended June 30,					Nine Months Ended June 30,
	2018		2018		2018	2017		2017	2017
					(Dollars in Thousands)
	Securities		Swaps		Total	Securities		Swaps	Total
Unrealized (losses) gain	$(310	)(1)	$808	(2)	$498	$70	(1)	$-	$70
	65	(3)	(170	)(3)	(105)	(24	)(3)	-	(24)
	$(245)		$638		$393	$46		$-	$46

(1) Recorded as a loss on the sale of investment securities

(2) Recorded as Swap income

(3) Recorded as income tax benefit (expense)

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$25,592	$-	$(1,088)	$24,504
Mortgage-backed securities - U.S. government agencies	164,064	90	(4,830)	159,324
State and political subdivisions	22,091	-	(32)	22,059
Corporate debt securities	66,675	27	(2,356)	64,346
Total debt securities available for sale	278,422	117	(8,306)	270,233

FHLMC preferred stock	6	36	-	42

Total securities available for sale	$278,428	$153	$(8,306)	$270,275

Securities Held to Maturity:
U.S. government and agency obligations	$33,500	$114	$(2,863)	$30,751
Mortgage-backed securities - U.S. government agencies	6,052	171	(132)	6,091
State and political subdivisions	18,575	5	(538)	18,042

Total securities held to maturity	$58,127	$290	$(3,533)	$54,884

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$26,125	$9	$(335)	$25,799
Mortgage-backed securities - U.S. government agencies	119,456	146	(1,475)	118,127
Corporate debt securities	34,500	185	(285)	34,400
Total debt securities available for sale	180,081	340	(2,095)	178,326

FHLMC preferred stock	6	70	-	76

Total securities available for sale	$180,087	$410	$(2,095)	$178,402

Securities Held to Maturity:
U.S. government and agency obligations	$33,500	$229	$(1,688)	$32,041
State and political subdivisions	20,781	165	(104)	20,842
Mortgage-backed securities - U.S. government agencies	7,003	304	(11)	7,296

Total securities held to maturity	$61,284	$698	$(1,803)	$60,179

The following table shows the gross unrealized losses and related fair values of the Company’s investments and mortgage-backed securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at June 30, 2018:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(1,088)	$24,504	$-	$-	$(1,088)	$24,504
Mortgage-backed securities - U.S. government agencies	(3,038)	104,320	(1,792)	37,699	(4,830)	142,019
State and political subdivisions	(32)	3,142	-	-	(32)	3,142
Corporate debt securities	(2,356)	60,568	-	-	(2,356)	60,568

Total securities available for sale	$(6,514)	$192,534	$(1,792)	$37,699	$(8,306)	$230,233

Securities Held to Maturity:
U.S. government and agency obligations	$(2,863)	$27,636	$-	$-	$(2,863)	$27,636
Mortgage-backed securities - U.S. government agencies	(91)	2,777	(41)	985	(132)	3,762
State and political subdivisions	(538)	16,003	-	-	(538)	16,003

Total securities held to maturity	$(3,492)	$46,416	$(41)	$985	$(3,533)	$47,401

Total	$(10,006)	$238,950	$(1,833)	$38,684	$(11,839)	$277,634

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at September 30, 2017:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(335)	$20,655	$-	$-	$(335)	$20,655
Mortgage-backed securities - U.S. government agencies	(1,135)	77,176	(340)	11,684	(1,475)	88,860
Corporate debt securities	(285)	22,511	-	-	(285)	22,511

Total securities available for sale	$(1,755)	$120,342	$(340)	$11,684	$(2,095)	$132,026

Securities Held to Maturity:
U.S. government and agency obligations	$(1,688)	$28,813	$-	$-	$(1,688)	$28,813
Mortgage-backed securities - U.S. government agencies	(11)	1,176	-	-	(11)	1,176
State and political subdivisions	(104)	7,854	-	-	(104)	7,854

Total securities held to maturity	$(1,803)	$37,843	$	$	$(1,803)	$37,843

Total	$(3,558)	$158,185	$(340)	$11,684	$(3,898)	$169,869

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

For both the three and nine months ended June 30, 2018 and 2017, the Company did not record any credit losses on investment securities through earnings.

U.S. Government and Agency Obligations - At June 30, 2018, there were 14 securities in a gross unrealized loss position for less than 12 months. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

Mortgage-Backed Securities – At June 30, 2018, there were 41 mortgage-backed securities in a gross unrealized loss position for less than 12 months, while there were 32 securities in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

Corporate Debt Securities – At June 30, 2018, there were 34 securities in a gross unrealized loss position for less than 12 months. These securities were issued by publicly traded companies with an investment grade rating by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

State and political subdivisions – At June 30, 2018, there were 10 securities in a gross unrealized loss position for less than 12 months. These securities were issued by government entities with an investment grade rating by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2018.

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

	June 30, 2018
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due after one through five years	$2,000	$2,022	$5,073	$4,969
Due after five through ten years	25,504	24,542	61,602	59,376
Due after ten years	24,571	22,229	47,683	46,564

Total	$52,075	$48,793	$114,358	$110,909

During both the three and nine month periods ended June 30, 2018, the Company sold one mortgage-back security with an aggregate amortized cost of $5.1 million at an recognized aggregate loss of $268,000 (pre-tax), a corporate bond with an amortized cost of $2.0 million for a loss of $42,000 (pre-tax) and three municipal securities with an aggregate amortized cost of $4.6 million at an aggregate loss of $66,000 (pre-tax). The sales were of securities which bore yields below market rates in order to better position the securities portfolio in a rising rate environment.

During the both three and nine month periods ended June 30, 2018 and 2017, the Company did not use investment securities as collateral for any of its FHLB advances.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30,	September 30,
	2018	2017
	(Dollars in Thousands)
One-to-four family residential	$340,480	$351,298
Multi-family residential	38,448	21,508
Commercial real estate	112,332	127,644
Construction and land development	137,820	145,486
Loans to financial institutions	6,000	-
Commercial business	14,148	488
Leases	2,169	4,240
Consumer	981	1,943

Total loans	652,378	652,607

Undisbursed portion of loans-in-process	(42,082)	(73,858)
Deferred loan fees, net	(2,800)	(2,940)
Allowance for loan losses	(5,041)	(4,466)

Net loans	$602,455	$571,343

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at June 30, 2018:

	One- to-four family residential	Multi-family residential	Commercial real estate	Construction and land development	Loans to financial institutions	Commercial Business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,294	383	1,056	1,600	63	146	23	15	461	5,041
Total ending allowance balance	$1,294	$383	$1,056	$1,600	$63	$146	$23	$15	$461	$5,041

Loans:
Individually evaluated for impairment	$6,058	$303	$1,773	$8,746	$-	$-	$-	$-		$16,880
Collectively evaluated for impairment	334,422	38,145	110,559	129,074	6,000	14,148	2,169	981		635,498
Total loans	$340,480	$38,448	$112,332	$137,820	$6,000	$14,148	$2,169	$981		$652,378

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

The loan portfolio is segmented at a level that allows management to monitor both risk and performance. Management evaluates for potential impairment all construction, multi-family, commercial real estate, commercial business loans, loans to financial institutions, leases and all loans and leases more than 90 days delinquent as to principal and/or interest. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect in full the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The following table presents impaired loans by class as of June 30, 2018, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$6,058	$6,058	$6,406
Multi-family residential	-	-	303	303	303
Commercial real estate	-	-	1,773	1,773	1,860
Construction and land development	-	-	8,746	8,746	11,127
Total impaired loans	$-	$-	$16,880	$16,880	$19,696

The following table presents impaired loans by class as of September 30, 2017, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$8,277	$8,277	$9,245
Multi-family residential	-	-	317	317	317
Commercial real estate	-	-	2,337	2,337	2,449
Construction and land development	-	-	8,724	8,724	11,105
Commercial loans	-	-	10	10	10
Total impaired loans	$-	$-	$19,665	$19,665	$23,126

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended June 30, 2018
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$6,159	$-	$17
Multi-family residential	305	-	-
Commercial real estate	2,624	-	2
Construction and land development	8,745	-	-
Total impaired loans	$17,833	$-	$19

	Three Months Ended June 30, 2017
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$5,965	$12	$34
Multi-family residential	326	6	-
Commercial real estate	2,801	6	-
Construction and land development	9,607	-	-
Total impaired loans	$18,699	$24	$34

	Nine Months Ended June 30, 2018
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$6,636	$77	$21
Multi-family residential	307	11	-
Commercial real estate	3,004	58	2
Construction and land development	8,741	-	-
Total impaired loans	$18,688	$146	$23

	Nine Months Ended June 30, 2017
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$5,280	$59	$91
Multi-family residential	329	17	-
Commercial real estate	2,938	41	12
Construction and land development	10,399	-	-
Total impaired loans	$18,946	$117	$103

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

The following tables present the classes of the loan portfolio in which a formal risk rating system is utilized (as compared to a pooled basis) summarized by the aggregate “Pass” and the criticized category of “special mention”, and the classified categories of “substandard”, “doubtful” and “loss” within the Company’s risk rating system as applied to the loan portfolio. The Company had no loans classified as “doubtful” or “loss” at either of the dates presented.

	June 30, 2018
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$-	$3,608	$6,058	$9,666
Multi-family residential	38,145	-	303	38,448
Commercial real estate	108,622	1,937	1,773	112,332
Construction and land development	129,074	-	8,746	137,820
Loans to financial institutions	6,000	-	-	6,000
Commercial business	14,148	-	-	14,148
Total loans	$295,989	$5,545	$16,880	$318,414

	September 30, 2017
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$-	$1,635	$3,878	$5,513
Multi-family residential	21,191	-	317	21,508
Commercial real estate	125,307	1,449	888	127,644
Construction and land development	136,763	-	8,723	145,486
Commercial business	488	-	-	488
Total loans	$283,749	$3,084	$13,806	$300,639

The following tables represent loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status. Non-performing loans that would be included in the tables are those loans greater than 90 days past due as to principal and/or interest that do not have a designated risk rating.

	June 30, 2018
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$336,571	$3,909	$340,480
Leases	2,169	-	2,169
Consumer	981	-	981
Total loans	$339,721	$3,909	$343,630

	September 30, 2017
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$343,021	$2,764	$345,785
Leases	4,240	-	4,240
Consumer	1,943	-	1,943
Total residential and consumer loans	$349,204	$2,764	$351,968

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following table presents the loan categories of the loan portfolio summarized by the aging categories of performing and delinquent loans and nonaccrual loans:

	June 30, 2018
							90 Days+
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing

One-to-four family residential	$334,362	$2,385	$3,733	$6,118	$340,480	$3,909	$-
Multi-family residential	38,448	-	-	-	38,448	-	-
Commercial real estate	112,332	727	1,473	2,200	114,532	1,543	-
Construction and land development	129,074	-	8,746	8,746	137,820	8,746	-
Financial institutions	6,000	-	-	-	6,000	-	-
Commercial business	11,948	-	-	-	11,948	-	-
Leases	2,169	-	-	-	2,169	-	-
Consumer	923	58	-	58	981	-	-
Total loans	$635,256	$3,170	$13,952	$17,122	$652,378	$14,198	$-

	September 30, 2017
							90 Days+
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing
	(Dollars in Thousands)
One-to-four family residential	$346,877	$1,746	$2,675	$4,421	$351,298	$5,107	$-
Multi-family residential	21,508	-	-	-	21,508	-	-
Commercial real estate	125,157	1,000	1,487	2,487	127,644	1,566	-
Construction and land development	136,762	-	8,724	8,724	145,486	8,724	-
Commercial business	488	-	-	-	488	-	-
Leases	4,240	-	-	-	4,240	-	-
Consumer	1,874	69	-	69	1,943	-	-
Total loans	$636,906	$2,815	$12,886	$15,701	$652,607	$15,397	$-

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

The following tables summarize the primary segments of the allowance for loan losses. Activity in the allowance is presented for the both three and nine month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Financial institutions	Commercial Business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at March 31, 2018	$1,308	$205	$1,083	$1,465	$62	$106	$29	$97	$486	$4,841
Charge-offs	(114)	-	-	-	-	-	(11)	-	-	(125)
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision	100	178	(27)	135	-	40	5	(81)	(25)	325
ALLL balance at June 30, 2018	$1,294	$383	$1,056	$1,600	$62	$146	$23	$16	$461	$5,041

	Nine Months Ended June 30, 2018
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Financial institutions	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2017	$1,241	$205	$1,201	$1,358	$-	$4	$23	$24	$410	$4,466
Charge-offs	(125)	-	-	(12)	-	-	-	-	-	(137)
Recoveries	27	-	-	-	-	-	-	-	-	27
Provision	151	178	(145)	254	62	142	-	(8)	51	685
ALLL balance at June 30, 2018	$1,294	$383	$1,056	$1,600	$62	$146	$23	$16	$461	$5,041

	Three Months Ended June 30, 2017
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial Business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at March 31, 2017	$1,350	$122	$862	$1,035	$-	$28	$135	$364	$3,896
Charge-offs	-	-	-	-	-	-	-	-	-
Recoveries	132	-	-	-	-	-	-	-	132
Provision	(241)	36	362	(24)	4	(1)	(111)	5	30
ALLL balance at June 30, 2017	$1,241	$158	$1,224	$1,011	$4	$27	$24	$369	$4,058

	Nine Months Ended June 30, 2017
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2016	$1,627	$137	$859	$316	$1	$21	$10	$298	$3,269
Charge-offs	(113)	-	-	(1,819)	-	-	(16)	-	(1,948)
Recoveries	157	-	-	-	-	-	-	-	157
Provision	(430)	21	365	2,514	3	6	30	71	2,580
ALLL balance at June 30, 2017	$1,241	$158	$1,224	$1,011	$4	$27	$24	$369	$4,058

The Company recorded a provision for loan losses in the amount of $325,000 and $685,000 for the three and nine months period ended June 30, 2018, respectively, compared to $30,000 and $2.6 million for the comparable three and nine months periods in fiscal 2017. During the quarter ended June 30, 2018, the Company recorded charge offs of $125,000 and recoveries of $0. The remainder of the increase in the provision was due to increased balances of construction and land development and multi-family residential loans.

At June 30, 2018, the Company had 10 loans aggregating $6.2 million that were classified as troubled debt restructurings (“TDRs”). Six of such loans aggregating $1.1 million were performing in accordance with the restructured terms as of June 30, 2018 and accruing interest. Three of the TDRs totaling $4.9 million are on non-accrual and are a part of a troubled lending relationship totaling $10.7 million. The remaining TDR is also on non-accrual and consists of a $156,000 loan secured by various commercial and residential properties.

The Company did not restructure any debt during the three month period ended June 30, 2018; there was one loan restructured during the nine month period ending June 30, 2018. The restructuring of the loan entailed extending the maturity date of the loan from December 2017 to April 2018. The loan was paid off in April 2018. The Company did not restructure any debt during the three and nine month periods ended June 30, 2017.

	As of and for the Nine months Ended June 30, 2018
(Dollars in Thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

One-to-four family residential	1	$77	$77
Total	1	$77	$77

No TDRs defaulted during the period ending June 30, 2018.

6.	DEPOSITS

Deposits consist of the following major classifications:

	June 30,		September 30,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$64,349	9.0%	$76,272	12.0%
Interest-bearing checking accounts	46,469	6.5	54,267	8.5
Non interest-bearing checking accounts	14,315	2.0	9,375	1.5
Passbook, club and statement savings	97,730	13.7	101,743	16.0
Certificates maturing in six months or less	187,930	26.3	154,750	24.3
Certificates maturing in more than six months	304,260	42.5	239,575	37.7

Total	$715,053	100.0%	$635,982	100.0%

Certificates of $250,000 and over totaled $40.3 million as of June 30, 2018 and $28.9 million as of September 30, 2017.

7.	ADVANCES FROM FEDERAL HOME LOAN BANK-SHORT TERM

As of June 30, 2018 and September 30, 2017 outstanding balances and related information of short-term borrowings from the FHLB are summarized follows:

				June 30,	September 30,
				2018	2017
Type	Maturity Date	Coupon	Call Date	Amount	Amount
				(Dollars in Thousands)
Fixed Rate - Advances	6-Oct-17	1.30%	Not Applicable	-	$10,000
Fixed Rate - Advances	13-Oct-17	1.31%	Not Applicable	-	10,000
Weighted average rate		1.31%

Fixed Rate - Advances	2-Jul-18	2.10%	Not Applicable	$5,000	-
Fixed Rate - Advances	11-Jul-18	2.15%	Not Applicable	10,000	-
Fixed Rate - Advances	14-Sep-18	2.22%	Not Applicable	20,000	-
Weighted average rate		2.18%		$35,000	$20,000

As of June 30, 2018, short-term advances consisted of $35.0 million maturing in three month or less. One advance for $10.0 million at June 30, 2018 was applied to an interest rate swap contract with an effective cost of 280 basis points, while the remaining $25.0 million of advances were used to fund short-term liquidity needs. There were two $10.0 million advances associated with two interest rate swap contracts with a weighted average effective cost of 125 basis points and 117 basis points respectively at June 30, 2017.

8.	ADVANCES FROM FEDERAL HOME LOAN BANK – LONG TERM

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by a blanket collateral of loans held by the Company and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of June 30, 2018 and September 30, 2017 are as follows:

				June 30,	September 30,
				2018	2017
Type	Maturity Date	Coupon	Call Date	Amount	Amount
				(Dollars in Thousands)
Fixed Rate - Amortizing	1-Dec-17	1.16%	Not Applicable	$-	$505
Fixed Rate - Amortizing	18-Nov-19	1.53%	Not Applicable	1,987	3,044
Fixed Rate - Amortizing	26-Oct-20	1.94%	Not Applicable	3,131	-
Fixed Rate - Amortizing	16-Mar-21	2.64%	Not Applicable	2,298	-
Fixed Rate - Amortizing	19-Apr-21	2.72%	Not Applicable	2,844
Fixed Rate - Amortizing	19-Apr-21	2.75%	Not Applicable	4,070
Fixed Rate - Amortizing	3-May-21	2.83%	Not Applicable	8,760
Fixed Rate - Amortizing	7-May-21	2.82%	Not Applicable	4,380
Fixed Rate - Amortizing	12-Oct-21	1.99%	Not Applicable	2,517
Fixed Rate - Amortizing	20-Jun-22	2.94%	Not Applicable	5,000	-
Fixed Rate - Amortizing	15-Aug-23	1.94%	Not Applicable	1,736	1,974
		2.57%	(a)	36,723	5,523

Fixed Rate - Advances	17-Nov-17	1.20%	Not Applicable	-	10,000
Fixed Rate - Advances	4-Dec-17	1.15%	Not Applicable	-	2,000
Fixed Rate - Advances	19-Mar-18	2.53%	Not Applicable	-	5,029
Fixed Rate - Advances	19-Mar-18	2.13%	Not Applicable	-	5,041
Fixed Rate - Advances	20-Jun-18	1.86%	Not Applicable	-	3,011
Fixed Rate - Advances	25-Jun-18	2.09%	Not Applicable	-	3,016
Fixed Rate - Advances	27-Aug-18	4.15%	Not Applicable	7,030	7,174
Fixed Rate - Advances	15-Nov-18	1.89%	Not Applicable	3,005	3,014
Fixed Rate - Advances	16-Nov-18	1.40%	Not Applicable	7,500	7,500
Fixed Rate - Advances	26-Nov-18	1.81%	Not Applicable	2,003	2,008
Fixed Rate - Advances	3-Dec-18	1.54%	Not Applicable	3,000	3,000
Fixed Rate - Advances	16-Aug-19	2.66%	Not Applicable	3,033	3,056
Fixed Rate - Advances	9-Oct-19	2.54%	Not Applicable	2,021	2,034
Fixed Rate - Advances	26-Nov-19	2.35%	Not Applicable	3,033	3,062
Fixed Rate - Advances	22-Jun-20	2.60%	Not Applicable	3,045	3,000
Fixed Rate - Advances	24-Jun-20	2.85%	Not Applicable	2,039	2,054
Fixed Rate - Advances	27-Jul-20	1.38%	Not Applicable	249	249
Fixed Rate - Advances	17-Aug-20	3.06%	Not Applicable	2,050	2,068
Fixed Rate - Advances	9-Oct-20	2.92%	Not Applicable	2,046	2,061
Fixed Rate - Advances	27-Jul-21	1.52%	Not Applicable	249	249
Fixed Rate - Advances	28-Jul-21	1.48%	Not Applicable	249	249
Fixed Rate - Advances	29-Jul-21	1.42%	Not Applicable	249	249
Fixed Rate - Advances	19-Aug-21	1.55%	Not Applicable	249	249
Fixed Rate - Advances	7-Oct-21	3.19%	Not Applicable	2,073	2,089
Fixed Rate - Advances	12-Oct-21	3.23%	Not Applicable	2,069	2,084
Fixed Rate - Advances	20-Oct-21	2.12%	Not Applicable	4,000	-
Fixed Rate - Advances	6-Jun-22	2.05%	Not Applicable	10,000	10,000
Fixed Rate - Advances	6-Sep-22	1.94%	Not Applicable	249	249
Fixed Rate - Advances	22-Sep-22	2.11%	Not Applicable	5,000	5,000
Fixed Rate - Advances	12-Oct-22	2.22%	Not Applicable	3,000	-
Fixed Rate - Advances	17-Oct-22	2.18%	Not Applicable	3,000	-
Fixed Rate - Advances	26-Oct-22	2.29%	Not Applicable	3,000	-
Fixed Rate - Advances	31-Oct-22	2.30%	Not Applicable	2,000	-
Fixed Rate - Advances	13-Dec-22	2.44%	Not Applicable	4,000	-
Fixed Rate - Advances	17-Jan-23	2.58%	Not Applicable	5,000	-
Fixed Rate - Advances	27-Mar-23	2.93%	Not Applicable	3,000	-
Fixed Rate - Advances	9-May-24	3.20%	Not Applicable	5,000	-
		2.46%	(a)	92,441	88,795
(a) Weighted average coupon rate			Total	$129,164	$94,318

9.	DERIVATIVES

The Company has contracted with a third party to participate in interest rate swap contracts. One of the swaps is a cash flow hedge associated with a $10.0 million FHLB advance at June 30, 2018. There were two cash flow hedges associated with $20.0 million of FHLB advances at September 30, 2017. These interest rate swaps involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed payments. During the quarters ended June 30, 2018 and 2017, no income was recognized as ineffectiveness through earnings. During the nine month period ended June 30, 2018, $49,000 of income was recognized as ineffectiveness through earnings, while none was recognized as ineffectiveness through earnings during the comparable period in fiscal 2017. The two interest rate SWAPs from the 2017 period were unwound during June 2018 at a pre-tax gain of $808,000. There were nine interest rate swaps designated as a fair value hedge involving the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements applicable to two loans and seven investment securities as of September 30, 2017. There was one interest rate swap designated as a fair value hedge involving the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements applicable to a $1.1 million commercial loan as of September 30, 2017. During the quarter ended June 30, 2018, $1,000 of income was recognized through earnings, while none was recognized through earnings during the comparable period in 2017. During the nine month period ended June 30, 2018, $15,000 of income was recognized through earnings, while none was recognized through earnings during the comparable period in fiscal 2017.

Below is a summary of the interest rate swap agreements and the terms as of June 30, 2018.

	Notinal	Pay	Receive	Maturity	Unrealized
	Amount	Rate	Rate	Date	Gain (loss)
	(Dollar in thousands)

Interest rate swap contract	$10,000	2.70%	1 Mth Libor	10-Apr-25	$35
Interest rate swap contract	1,705	3.06%	3 Mth Libor	15-Feb-27	(19)
Interest rate swap contract	2,825	3.06%	3 Mth Libor	1-Apr-27	(31)
Interest rate swap contract	5,000	3.07%	3 Mth Libor	1-Jan-28	(57)
Interest rate swap contract	1,235	3.07%	3 Mth Libor	1-Mar-28	(14)
Interest rate swap contract	4,500	3.07%	3 Mth Libor	1-May-28	(52)
Interest rate swap contract	3,305	3.05%	3 Mth Libor	1-Feb-27	(32)
Interest rate swap contract	3,000	3.06%	3 Mth Libor	15-Oct-27	(32)
Interest rate swap contract	8,300	5.74%	1 Mth Libor +250 bp	13-Jun-25	-
Interest rate swap contract	1,100	4.10%	1 Mth Libor +276 bp	1-Aug-26	-

					$(202)

Below is a summary of the interest rate swap agreements and the terms as of September 30, 2017.

	Notinal	Pay	Receive	Maturity	Unrealized
	Amount	Rate	Rate	Date	Gain
			(Dollar in thousands)

Interest rate swap contract	$10,000	1.15%	1 Mth Libor	6-Apr-21	$217
Interest rate swap contract	10,000	1.18%	1 Mth Libor	13-Jun-21	223
Interest rate swap contract	1,100	4.10%	1 Mth Libor +276 bp	1-Aug-26	62

					$502

All interest swaps are carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”

10.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	June 30,	September 30,
	2018	2017
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,390	$1,675
Nonaccrual interest	310	349
Accrued vacation	7	12
Capital loss carryforward	300	476
Split dollar life insurance	10	15
Post-retirement benefits	58	98
Unrealized losses on available for sale securities	1,712	569
Unrealized losses on interest rate swaps	43	-
Deferred compensation	847	1,439
Goodwill	83	148
Purchse accounting adjustments	198	731
Other	48	254
Employee benefit plans	99	90

Total deferred tax assets	5,105	5,856
Valuation allowance	(239)	(378)
Total deferred tax assets, net of valuation allowance	4,866	5,478

Deferred tax liabilities:
Property	132	332
Unrealized gains on interest rate swaps	-	171
Deferred loan fees	419	884

Total deferred tax liabilities	551	1,387

Net deferred tax assets	$4,315	$4,091

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be fully realized through future reversals of existing taxable temporary differences, and/or to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains recognized over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The valuation allowance totaled $239,000 and $378,000 at June 30, 2018, and September 30, 2017, respectively.

For the nine-month period ended June 30, 2018, the Company recorded income tax expense of $3.6 million, which included a $1.8 million one-time non-cash charge related to a re-evaluation of the Company’s deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act in December 2017, compared to tax expense of $230,000 for the same period in 2017. The reevaluation reflected the effect of the significant decline in the federal corporate income tax rate applicable to the Company. During fiscal 2018, commencing with the quarter ended December 31, 2017, the Company’s statutory income tax rate will be 24.25% as compared to companies which are calendar year tax reporting companies whose statutory rate will decrease to 21% starting January 1, 2018. Effective October 1, 2018, the Company’s statutory tax rate will be reduced to 21%.

The income tax expense differs from that computed at the statutory federal corporate tax rate as follows:

	For The Nine Months Ended June 30,
	2018		2017
		Percentage		Percentage
		of Pretax		of Pretax
	Amount	Income	Amount	Income
	(Dollars in Thousands)
Tax expense at statutory rate	$1,985	24.25%	$319	(34.00)%
Adjustments resulting from:
Write-down of deferred tax asset	1,756	21.45	-	-
Non deductible merger expenses	-	-	31	3.31
Tax exempt income	(108)	(1.32)	(53)	(5.65)
Income from bank owned life insurance	(116)	(1.42)	(172)	(18.34)
Employee benefit plans	54	0.66	103	11.01
Other	(12)	(0.15)	2	0.22

Income tax expense	$3,559	43.47%	$230	24.55%

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

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three and nine months ended June 30, 2018, an aggregate of $158,000 and $408,000, respectively, was recognized in compensation expense for the grants pursuant to the 2008 RRP and the 2014 SIP. During the three and nine months ended June 30, 2017, $149,000 and $430,000, respectively, was recognized in compensation expense for the grants pursuant to the 2008 RRP and the 2014 SIP. At June 30, 2018, approximately $1.5 million in additional compensation expense for shares awarded related to the 2008 RRP and 2014 SIP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the nine months ended June 30, 2018 and 2017 is presented in the following tables:

	Nine Months Ended June 30, 2018
	Number of Shares (1)	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2017	142,594	$12.79
Granted	26,500	18.46
Forfeited	4,636	11.91
Vested	(44,647)	12.07
Nonvested stock awards at June 30, 2018	129,083	$14.17

	Nine Months Ended June 30, 2017
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at October 1, 2016	172,788	$12.03
Granted	17,128	17.43
Forfeited	-	-
Vested	(43,755)	11.59
Nonvested stock awards at June 30, 2017	146,161	$12.78

The Company maintains the 2008 Stock Option Plan (the “2008 Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares of common stock were approved for future issuance pursuant to the 2008 Option Plan. As of June 30, 2018, all of the options had been awarded under the 2008 Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 605,000 shares were awarded during February 2015. During August 2016, the Company granted 18,867 shares under the 2008 Option Plan and 8,633 shares under the 2014 SIP. In March 2017, the Company granted 22,828 shares under the 2014 SIP. In May 2017, the Company granted 24,717 shares under the 2014 SIP and 283 shares under the 2008 Option Plan. In March 2018, the Company granted 159,265 shares under the 2014 SIP and 18,235 shares under the 2008 Option Plan.

A summary of the status of the Company’s stock options under the 2008 Option Plan and the 2014 SIP for the nine months ended June 30, 2018 and 2017 are presented below:

	Nine Months Ended June 30, 2018
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2017	922,564	$12.04
Granted	177,500	18.46
Exercised	(110,926)	11.73
Forfeited	(12,234)	11.90
Outstanding at June 30, 2018	976,904	$13.15
Exercisable at June 30, 2018	521,630	$11.49

	Nine Months Ended June 30, 2017
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2016	921,909	$11.70
Granted	47,828	17.48
Exercised	(40,757)	11.48
Forfeited	-	-
Outstanding at June 30, 2017	928,980	$11.85
Exercisable at June 30, 2017	552,435	$11.43

The weighted average remaining contractual term for options outstanding as of June 30, 2018 was approximately 3.8 years.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013, $4.67 for the options granted during fiscal 2014, $4.58 for options granted during fiscal 2015, $2.13 for options granted during fiscal 2016, $3.18 for options granted during fiscal 2017 and $3.63 for options granted to date in fiscal 2018. The fair value for grants made in fiscal 2017 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise price range from $17.43 to $18.39, expected term of seven years, volatility of 14.37%, interest rate of 2.22% and a yield of 0.69%. The fair value for grants made in March 2018 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise price of $18.46, expected term of seven years, volatility of 15.9%, interest rate of 2.82% and a yield of 1.08%.

During the three and nine months ended June 30, 2018, $150,000 and $389,000, respectively, was recognized in compensation expense for options granted pursuant to the 2008 Option Plan and the 2014 SIP. During the three and nine months ended June 30, 2017, $139,000 and $397,000, respectively, was recognized in compensation expense for options granted pursuant to the 2008 Option Plan and the 2014 SIP.

At June 30, 2018, there was approximately $1.5 million in additional compensation expense to be recognized for awarded options which remained outstanding and unvested at such date. The weighted average period over which this expense will be recognized is approximately 2.6 years.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2018, the Company had $27.4 million in outstanding commitments to originate fixed-rate loans with market interest rates ranging from 5.15% to 5.75%. At September 30, 2017, the Company had $45.9 million in outstanding commitments to originate fixed-rate loans with market interest rates ranging from 3.75% to 5.25%. The aggregate undisbursed portion of loans-in-process amounted to $42.1 million at June 30, 2018 and $73.9 million at September 30, 2017.

The Company also had commitments under unused lines of credit of $66.9 million as of June 30, 2018 and $7.4 million as of September 30, 2017 and letters of credit outstanding of $1.7 million as of June 30, 2018 and $1.4 million as of September 30, 2017. The increase in unused commitments as of June 30, 2018 was primarily the result of six construction loans with unused commitments totaling $50.5 million, as of such date.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At June 30, 2018, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $1.7 million related to loans sold to the FHLB. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred. These loans are seasoned loans and remain performing.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2018 and September 30, 2017, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Generally accepted accounting principles used in the United States establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

The three broad levels of hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets as of June 30, 2018 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$24,504	$-	$24,504
Mortgage-backed securities - U.S. Government agencies	-	159,324	-	159,324
State and political subdivisions	-	22,059	-	22,059
Corporate bonds	-	64,346	-	64,346
FHLMC preferred stock	42	-	-	42
Total	$42	$270,233	$-	$270,275

Liabilities:
Interest rate swap contracts:	$-	$186	$-	$186
Total	$-	$186	$-	$186

Those assets as of September 30, 2017 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$25,799	$-	$25,799
Mortgage-backed securities - U.S. Government agencies	-	118,127	-	118,127
Corporate bonds	-	34,400	-	34,400
FHLMC preferred stock	76	-	-	76
Interest rate swap contracts	-	502	-	502
Total	$76	$178,828	$-	$178,904

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due (principle and interest) in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value in excess of $16.8 million as of June 30, 2018.

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

Summary of Non-Recurring Fair Value Measurements

	At June 30, 2018
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$16,880	$16,880
Real estate owned	-	-	85	85
Total	$-	$-	$16,965	$16,965

	At September 30, 2017
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$19,665	$19,665
Real estate owned	-	-	192	192
Total	$-	$-	$19,857	$19,857

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At June 30, 2018
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$16,880	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 10% discount/10%
Real estate owned	$85	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	10% discount

	At September 30, 2017
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$19,665	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 57% discount/7%
Real estate owned	$192	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	10% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

			Fair Value Measurements at
			June 30, 2018
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$36,055	$36,055	$36,055	$-	$-
Certificates of deposit	1,604	1,604	1,604	-	-
Investment and mortgage-backed securities available for sale	270,275	270,275	42	270,233	-
Investment and mortgage-backed securities held to maturity	58,127	54,884	-	54,884	-
Loans receivable, net	602,455	600,280	-	-	600,280
Accrued interest receivable	3,670	3,670	3,670	-	-
Other real estate owned	85	85	85	-	-
Federal Home Loan Bank stock	7,909	7,909	7,909	-	-
Bank owned life insurance	28,533	28,533	28,533	-	-
Interest rate swap contracts	-	-	-	-	-

Liabilities:
Checking accounts	60,784	60,784	60,784	-	-
Money market deposit accounts	64,349	64,349	64,349	-	-
Passbook, club and statement savings accounts	97,730	97,730	97,730	-	-
Certificates of deposit	492,190	496,678	-	-	496,678
Accrued interest payable	2,179	2,179	2,179	-	-
Advances from FHLB -short-term	35,000	35,000	35,000	-	-
Advances from FHLB -long-term	129,164	126,054	-	-	126,054
Advances from borrowers for taxes and insurance	3,808	3,808	3,808	-	-
Interest rate swap contracts	202	202	-	202	-

			Fair Value Measurements at
			September 30, 2017
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$27,903	$27,903	$27,903	$-	$-
Certificates of deposit	1,604	1,604	1,604	-	-
Investment and mortgage-backed securities available for sale	178,402	178,402	76	178,326	-
Investment and mortgage-backed securities held to maturity	61,284	60,179	-	60,179	-
Loans receivable, net	571,343	575,876	-	-	575,876
Accrued interest receivable	2,825	2,825	2,825	-	-
Federal Home Loan Bank stock	6,002	6,002	6,002	-	-
Interest rate swap contracts	502	502	-	502	-
Bank owned life insurance	28,048	28,048	28,048	-	-

Liabilities:
Checking accounts	59,956	59,956	59,956	-	-
Money market deposit accounts	48,797	48,797	48,797	-	-
Passbook, club and statement savings accounts	101,743	101,743	101,743	-	-
Certificates of deposit	394,325	398,078	-	-	398,078
Advances from FHLB -short-term	20,000	20,000	20,000	-	-
Advances from FHLB -long-term	94,318	93,579	-	-	93,579
Accrued interest payable	1,933	1,933	1,933	-	-
Advances from borrowers for taxes and insurance	2,207	2,207	2,207	-	-

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

14.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp on January 1, 2017.

	Balance			Balance
	October 1,	Additions/		June 30,	Amortization
	2017	Adjustments	Amortization	2018	Period
		(Dollars in Thousands)

Goodwill	$6,102	$-	$-	$6,102
Core deposit intangible	710	-	(105)	605	10 years
	$6,812	$-	$(105)	$6,707

As of June 30, 2018, and for the future fiscal periods, the amortization expense for the core deposit intangible is:

(Dollars In Thousands)

2018	$33
2019	123
2020	108
2021	93
2022	78
Thereafter	170
Total	$605

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

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no securities with a Level 3 classification as of June 30, 2018 or September 30, 2017.

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

2018 Regulatory Reform. In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory relief for community banks such as the Bank.

The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent to replace the leverage and risk-based regulatory capital ratios. The Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to the Company and the Bank or what specific impact the Act and the yet-to-be-written implementing rules and regulations will have on community banks.

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

Market Overview. The economy has continued to improve during 2018 and 2017. The local market for commercial real estate and construction remain strong. The Board of Governors of the Federal Reserve system raised the discount rate by 25 basis points on three occasions in fiscal 2018 which has allowed the Company to realize higher rates on some loans, but has also led to an increase in our cost of funds in a competitive market.

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

The following discussion provides further details on the financial condition of the Company at June 30, 2018 and September 30, 2017, and the results of operations for the three and nine months ended June 30, 2018 and 2017.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2018 AND SEPTEMBER 30, 2017

At June 30, 2018, the Company had total assets of $1.0 billion, as compared to $899.5 million at September 30, 2017, an increase of 14.4%. At June 30, 2018, the investment portfolio increased by $88.7 million to $328.4 million as compared to September 30, 2017 primarily as a result of the purchase of investment grade corporate bonds and U.S. government agency mortgage-backed securities. Net loans receivable increased $31.2 million to $602.5 million at June 30, 2018 from $571.3 million at September 30, 2017. Cash and cash equivalents increased $8.2 million to $36.1 million to fund continuing loan and investment growth.

Total liabilities increased by $133.9 million to $897.3 million at June 30, 2018 from $763.4 million at September 30, 2017. Total deposits increased $79.1 million, consisting primarily of certificates of deposit, which were used to fund asset growth as well as meet short-term liquidity needs. At June 30, 2018, the Company had FHLB advances outstanding of $164.2 million, as compared to $114.3 million at September 30, 2017. The increase in the level of borrowings was primarily due to match funding of loan originations as well as to fund purchases of investment securities in order to lock in the yield with minimal interest rate risk as part of the Company’s asset/liability management strategies. All of the borrowings had maturities of less than six years.

Total stockholders’ equity decreased by $4.7 million to $131.5 million at June 30, 2018 from $136.2 million at September 30, 2017. The decrease was a primarily due to a reduction in the fair market value of available for sale securities as of June 30, 2018 due to rising market rates. Also contributing to the decrease were dividend payments of $2.7 million consisting of both regular quarterly dividends totaling $0.15 per share as well as a special dividend of $0.15 per share.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2017 AND 2016

Net income. The Company reported net income of $2.4 million, or $0.28 per basic and $0.26 per diluted share, for the quarter ended June 30, 2018 as compared to $2.1 million, or $0.25 for both per basic share and per diluted share, for the same quarter in fiscal 2017. For the nine months ended June 30, 2018, the Company recognized net income of $4.6 million, or $0.52 per basic share and $0.50 per diluted share as compared to net income of $707,000, or $0.08 for both per basic share and per diluted share, for the same period in fiscal 2017. The nine-month period in fiscal 2017 included a one-time $2.7 million pre-tax expense related to the acquisition of Polonia Bancorp, Inc. (“Polonia Bancorp”) which was completed as of January 1, 2017 as well as a $1.9 million non-cash pre-tax expense charge-off associated with a large lending relationship.

Net interest income. For the three months ended June 30, 2018, net interest income increased to $6.2 million as compared to $6.1 million for the same period in fiscal 2017. The increase reflected a $1.5 million, or 20.2%, increase in interest income, partially offset by an increase of $1.3 million, or 96.7%, in interest paid on deposits and borrowings. The increase in net interest income between the periods was primarily due to the increase in the weighted average balance of earning assets combined with the results to date of the shift in emphasis to originating commercial and construction loans, which generally produce higher yields than those obtained on residential loans. The average balance of interest-earning assets for the three months ended June 30, 2018 increased by $113.8 million, or 14.0% from the comparable quarter in 2017. The yield on interest-earning assets increased by 20 basis points, to 3.87% for the quarter ended June 30, 2018 from the comparable period in 2017. The weighted average cost of borrowings and deposits increased to 1.30% during the quarter ended June 30, 2018 from 0.76% during the comparable period in 2017 due to increases in market rates of interest. For the nine months ended June 30, 2018, net interest income increased to $18.6 million as compared to $15.0 million for the same period in fiscal 2017. The increase reflected a $6.7 million, or 36.1%, increase in interest income, partially offset by an increase of $3.1 million, or 86.7%, in interest paid on deposits and borrowings. The increase in interest income for the nine months ended June 30, 2018 was, as it was for the third quarter of fiscal 2018, primarily due to the increase in the weighted average balances of earning assets combined with the increasing balances of commercial and construction loans in the portfolio as well as a rising interest rate environment. The average balance of interest-earning assets increased by $188.2 million, or 26.5% from the comparable period in 2017. The yield on interest-earning assets increased by 26 basis points to 3.77% for the nine months ended June 30, 2018 from the comparable period in 2017. The weighted average cost of borrowings and deposits increased to 1.12% during the nine months ended June 30, 2018 from 0.78% during the comparable period in 2017 due to increases in market rates of interest.

For the three and nine months ended June 30, 2018, the net interest margin was 2.70% and 2.77%, respectively, compared to 2.99% and 2.82% for the same periods in fiscal 2017, respectively. The margin decreases in the 2018 periods reflected in large part the increased cost of deposits in a highly competitive interest rate environment.

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

	Three Months
	Ended June 30,
	2018			2017
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$155,646	$1,258	3.24%	$123,709	$611	1.98%
Mortgage-backed securities	154,717	1,060	2.75	132,867	1,106	3.34
Loans receivable(2)	596,252	6,485	4.36	531,130	5,647	4.26
Other interest-earning assets	19,038	128	2.70	24,192	66	1.09
Total interest-earning assets	925,653	8,931	3.87	811,898	7,430	3.67
Cash and non interest-bearing balances	2,433			2,392
Other non interest-earning assets	46,489			52,538
Total assets	$974,575			$866,828
Interest-bearing liabilities:
Savings accounts	$106,256	137	0.52	$106,801	11	0.04
Money market deposit and NOW accounts	115,467	60	0.21	146,843	38	0.10
Certificates of deposit	456,988	1,734	1.52	362,960	952	1.05
Total deposits	678,711	1,931	1.14	616,604	1,001	0.65
Advances from FHLB	152,234	776	2.04	102,786	375	1.46
Advances from borrowers for taxes and insurance	2,627	1	0.15	3,253	1	0.12
Total interest-bearing liabilities	833,572	2,708	1.30	722,643	1,377	0.76
Non interest-bearing liabilities:
Non interest-bearing demand accounts	14,747			9,300
Other liabilities	1,281			2,384
Total liabilities	849,600			734,327
Stockholders' equity	124,975			132,501
Total liabilities and stockholders' equity	$974,575			$866,828
Net interest-earning assets	$92,081			$89,255
Net interest income; interest rate spread		$6,223	2.57%		$6,053	2.91%
Net interest margin(3)			2.70%			2.99%

Average interest-earning assets to average interest-bearing liabilities		111.05%			112.35%

(1)	Yields and rates for the three month periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

	Nine Months
	Ended June 30,
	2018			2017
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$147,451	$3,403	3.09%	$107,488	$2,263	2.81%
Mortgage-backed securities	142,651	2,754	2.58	118,085	2,179	2.47
Loans receivable(2)	585,277	18,853	4.31	462,793	14,062	4.06
Other interest-earning assets	22,414	313	1.87	21,217	102	0.64
Total interest-earning assets	897,793	25,323	3.77	709,583	18,606	3.51
Cash and non interest-bearing balances	2,354			2,380
Other non interest-earning assets	44,829			42,797
Total assets	$944,976			$754,760
Interest-bearing liabilities:
Savings accounts	$107,056	252	0.31	$95,614	36	0.05
Money market deposit and NOW accounts	121,347	161	0.18	166,923	148	0.12
Certificates of deposit	433,296	4,497	1.39	262,450	2,502	1.27
Total deposits	661,699	4,910	0.99	524,987	2,686	0.68
Advances from FHLB	137,061	1,821	1.78	89,870	918	1.37
Advances from borrowers for taxes and insurance	2,522	4	0.21	2,607	4	0.21
Total interest-bearing liabilities	801,282	6,735	1.12	617,464	3,608	0.78
Non interest-bearing liabilities:
Non interest-bearing demand accounts	12,233			7,709
Other liabilities	1,196			3,606
Total liabilities	814,711			628,779
Stockholders' equity	130,265			125,981
Total liabilities and stockholders' equity	$944,976			$754,760
Net interest-earning assets	$96,511			$92,119
Net interest income; interest rate spread		$18,588	2.65%		$14,998	2.73%
Net interest margin(3)			2.77%			2.83%

Average interest-earning assets to average interest-bearing liabilities		112.04%			114.92%

(1)	Yields and rates for the nine months periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for loan losses. The Company recorded a provision for loan losses in the amount of $325,000 and $685,000 for the three and nine months ended June 30, 2018, respectively, compared to a provision for loan losses of $30,000 and $2.6 million, respectively, for the same periods in 2017. The large provision during the nine month period ended June 30, 2017 was primarily due to the $1.9 million charge-off related to the aforementioned borrower who planned to develop 169 residential lots incurred in the quarter ended March 31, 2017. During the three months ended June 30, 2018, the Company recorded charge offs of $125,000. During the nine months ended June 30, 2018, the Company recorded charge offs of $137,000 and recoveries of $27,000.

The allowance for loan losses totaled $5.0 million, or 0.8% of total loans and 35.5% of total non-performing loans (which included loans acquired from Polonia Bancorp at their fair value) at June 30, 2018 as compared to $4.5 million, or 0.8% of total loans and 29.0% of total non-performing loans at September 30, 2017. The Company believes that the allowance for loan losses at June 30, 2018 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

The Company’s methodology for assessing the adequacy of the allowance establishes both specific and general pooled allocations of the allowance.  Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system.  The resulting determinations are reviewed and approved by senior management (see the discussion in “Critical Accounting Policies-Allowance for Loan Losses” in Item 2, “Management Discussion and Analysis of Financial Condition and Result of Operations” in Part I hereof).

At June 30, 2018, the Company’s non-performing assets totaled $14.3 million or 1.4% of total assets as compared to $15.6 million or 1.7% of total assets at September 30, 2017. Non-performing assets at June 30, 2018 included five construction loans aggregating $8.7 million, 30 one-to-four family residential loans aggregating $3.8 million, one single-family residential investment property loan in the amount of $156,000 and five commercial real estate loans aggregating $1.5 million. Non-performing assets also included at June 30, 2018 real estate owned consisting of one single-family residential property with an aggregate carrying value of $85,000. At June 30, 2018, the Company had 10 loans aggregating $6.2 million that were classified as troubled debt restructurings (“TDRs”). Six of such loans aggregating $1.1 million were performing in accordance with the restructured terms as of June 30, 2018 and were accruing interest. One TDR is on non-accrual and consists of a $156,000 loan secured by various commercial and residential properties. The three remaining TDRs totaling $4.9 million are also classified as non-accrual and are a part of a lending relationship totaling $10.7 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower and as a result, the project currently is not proceeding. Subsequent to the commencement of the litigation previously disclosed, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in June 2017. The Bank has moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings. As of June 30, 2018, the Company had reviewed $16.9 million of loans for possible impairment compared to $19.7 million reviewed for possible impairment as of September 30, 2017.

At June 30, 2018, the Company had $3.2 million of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of 11 one-to-four family residential loans totaling $2.4 million, one commercial real estate loan in the amount of $727,000, and one consumer loan in the amount of $57,000.

At June 30, 2018, we also had a total of thirty loans aggregating $5.8 million that had been designated “special mention”. These loans consist of twenty-one one-to-four family residential loans totaling $3.6 million, one multi-family loan of $302,000 and eight commercial real estate loans totaling $1.9 million. At September 30, 2017, we had a total of nine loans aggregating $3.1 million designated as “special mention”.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal and/or interest and real estate owned) as of June 30, 2018 and September 30, 2017. At neither date did the Company have any accruing loans 90 days or more past due that were accruing.

	June 30, 2018	September 30, 2017
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$3,909	$5,107
Commercial real estate	1,543	1,566
Construction and land development	8,746	8,724
Total non-accruing loans	14,198	15,397
Real estate owned, net: (1)	85	192
Total non-performing assets	$14,283	$15,589

Total non-performing loans as a percentage of loans, net	2.36%	2.67%
Total non-performing loans as a percentage of total assets	1.37%	1.71%
Total non-performing assets as a percentage of total assets	1.39%	1.73%

(1)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Non-interest income. Non-interest income amounted to $985,000 and $2.0 million for the three and nine month periods ended June 30, 2018, respectively, compared to $625,000 and $1.5 million, respectively, for the comparable periods in fiscal 2017. The increase experienced in both of the 2018 periods was primarily attributable to the recognition of $808,000 in gains during 2018 associated with the unwinding of two cash flow hedges. The hedges were unwound to lock in the embedded gains of the hedge instruments. These increases were partially offset by losses on the sale of securities yielding below current market yields in order to better position the securities portfolio in a rising rate environment. The proceeds from the sales were used to invest in higher yielding loan and investment products.

Non-interest expense. For the three month period ended June 30, 2018, non-interest expense increased $265,000 or 7.6% to $3.8 million primarily due to increased employee and professional services expense. For the nine month period ended June 30, 2018, non-interest expense decreased $1.3 million or 10.1% to $11.7 million compared to the same period in the prior fiscal year. The primary reason for the higher level of non-interest expense experienced during the nine month period ended June 30, 2017 was the one-time merger-related charge in the 2017 period of approximately $2.7 million, pre-tax, incurred in connection with the completion of the Polonia Bancorp acquisition in January 2017.

Income tax expense. For the three month period ended June 30, 2018, the Company recorded a tax expense of $676,000, compared to an expense of $1.0 million for the same period in fiscal 2017. For the nine month period ended June 30, 2018, the Company recorded an income tax expense of $3.6 million as compared to an expense of $230,000 for the same period in fiscal 2017. The $3.6 million tax expense for the nine months ended June 30, 2018 included a one-time charge of $1.8 million related to a re-evaluation of the Company’s deferred tax assets due to the Tax Cuts and Jobs Act legislation enacted in 2017 that reduced the statutory income tax rate from 35% to 21%. During fiscal 2018, commencing with the quarter ended December 31, 2017, the Company’s statutory income tax rate was reduced to 24.25% as compared to companies which are calendar year tax reporting companies whose statutory rate decreased to 21% starting January 1, 2018. Effective October 1, 2018, the Company’s statutory tax rate will be reduced to 21%. The Company’s tax obligation for the nine month period in fiscal 2017 was reduced significantly due to the one-time merger-related charge related to the Polonia Bancorp acquisition recorded during the three months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-earning assets that provide additional liquidity. At June 30, 2018, our cash and cash equivalents amounted to $36.1 million. In addition, our available-for-sale investment securities amounted to an aggregate of $270.3 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2018, the Company had $27.4 million in outstanding commitments to originate fixed loans, not including loans in process. The Company also had commitments under unused lines of credit of $66.9 million and letters of credit outstanding of $1.7 million at June 30, 2018. Certificates of deposit as of June 30, 2018 that are maturing in one year or less totaled $336.1 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances. At June 30, 2018, we had $164.2 million in outstanding FHLB advances and had the ability to obtain an additional $234.3 million in FHLB advances. Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of June 30, 2018 and September 30, 2017 and compares them to current regulatory guidelines. The Company is not subject to capital ratios imposed by Basel III on bank holding companies because the Company is still, as a result of the enactment of the Act, deemed to be a small bank holding company.

				To Be
				Well Capitalized
		Required for		Under Prompt
		Capital Adequacy		Corrective Action
	Actual Ratio	Purposes		Provisions

June 30, 2018:
Tier 1 capital (to average assets)
The Company	13.35%	N/A		N/A
The Bank	12.74%	4.0%		5.0%

Tier 1 common (to risk-weighted assets)
The Company	20.62%	N/A		N/A
The Bank	19.67%	5.1	%(a)	6.5%

Tier 1 capital (to risk-weighted assets)
The Company	20.62%	N/A		N/A
The Bank	19.67%	6.6	%(a)	8.0%

Total capital (to risk-weighted assets)
The Company	21.46%	N/A		N/A
The Bank	20.50%	8.6	%(a)	10.0%

September 30, 2017:
Tier 1 capital (to average assets)
Company	14.81%	N/A		N/A
Bank	13.59%	4.0%		5.0%

Tier 1 common (to risk-weighted assets)
The Company	23.94%	N/A		N/A
The Bank	21.97%	4.5%		6.5%

Tier 1 capital (to risk-weighted assets)
Company	23.94%	N/A		N/A
Bank	21.97%	4.0%		6.0%

Total capital (to risk-weighted assets)
Company	24.83%	N/A		N/A
Bank	22.86%	8.0%		10.0%

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

In recent years, as a part of our asset/liability management strategy we primarily have reduced our investment in longer term fixed-rate callable agency bonds, increased our origination of short-term commercial and construction loans and increased our portfolio of agency issued collaterized mortgage-backed securities (“CMOs”) with short effective lives. In addition, we implemented interest rate swaps to moderate interest rate risk. However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a low interest rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision in prior periods to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2018, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2018, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 6.5% to 26.5%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.5% to 17.3%. For savings accounts, checking accounts and money markets, the decay rates vary on an annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$16,601	$28,880	$53,509	$55,498	$182,062	$336,550
Loans receivable(3)	134,533	83,776	149,353	96,315	132,723	596,700
Other interest-earning assets(4)	33,652	-	249	1,355	-	35,256
Total interest-earning assets	$184,786	$112,656	$203,111	$153,168	$314,785	$968,506

Interest-bearing liabilities:
Savings accounts	$2,718	$8,466	$13,931	$13,430	$69,855	$108,400
Money market deposit and NOW accounts	3,806	11,417	19,333	15,883	61,804	112,243
Certificates of deposit	107,184	228,697	102,914	41,293	-	480,088
Advances from FHLB	15,105	25,361	39,139	49,500	35,059.00	164,164
Advances from borrowers for taxes and insurance	3,808	-	-	-	-	3,808
Total interest-bearing liabilities	$132,621	$273,941	$175,317	$120,106	$166,718	$868,703

Interest-earning assets less interest-bearing liabilities	$52,165	($161,285)	$27,794	$33,062	$148,067	$99,803

Cumulative interest-rate sensitivity gap (5)	$52,165	($109,120)	($81,326)	($48,264)	$99,803

Cumulative interest-rate gap as a percentage of total assets at June 30, 2018	5.78%	-10.87%	-8.00%	-4.59%	9.00%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at June 30, 2018	139.33%	41.12%	115.85%	127.53%	188.81%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, investment securities are reflected at amortized cost.

(3)	For purposes of the gap analysis, loans receivable includes non-performing loans and is gross of the allowance for loan losses and unamortized deferred loan fees, but net of the undisbursed portion of loans-in-process.

(4)	Includes FHLB stock.

(5)	Cumulative interest-rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of June 30, 2018 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in
Interest Rates				NPV as % of Portfolio
In Basis Points	Net Portfolio Value			Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)

300	$117,225	$(53,467)	(31.32)%	12.75%	(3.86)%
200	133,705	(36,987)	(21.67)%	14.03%	(2.58)%
100	150,340	(20,352)	(11.92)%	15.22%	(1.39)%
Static	170,692	-	-	16.61%	-
(100)	181,634	10,942	6.41%	17.14%	0.53%
(200)	179,834	9,142	5.36%	16.66%	0.05%
(300)	177,314	6,622	3.88%	16.16%	(0.45)%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2018, there had not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation –Exposure to Changes in Interest Rates.”

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

Shortly after the Court lifted the stay in the Philadelphia Litigation, four of the Gualtieri Parties and Affiliated Entities (One State Street Associates, LP (“State Street”), Island View Crossing II, L.P. (“Island View”), Calnshire Estates, LLC (“Calnshire”) and Steeple Run, L.P. (“Steeple Run” and collectively with State Street, Island View and Calnshire, the “Debtors”) filed for bankruptcy under Chapter 11 (reorganizations). The Bank has moved the underlying Philadelphia Litigation from state court to the federal bankruptcy court, in which the bankruptcy cases are being heard. As the litigation is in its early stages, no prediction can be made as to the outcome thereof. However, the Bank believes that it has meritorious defenses to the remaining claims under the litigation and it intends to vigorously defend the case.

From the outset, the Bank believed that it had meritorious challenges to the Chapter 11 bankruptcies filed by the Debtors and early in the case, the Bank filed a motion to convert the bankruptcy cases to Chapter 7 (liquidation) or to appoint a Chapter 11 Trustee to preserve the assets securing the Bank’s loans with the Gualtieri Parties and Affiliated Entities (the “Conversion Motion”). On December 18, 2017, the bankruptcy court granted the Conversion Motion in part and converted the Chapter 11 cases of Calnshire and Steeple Run to Chapter 7 cases, appointed a Chapter 11 Trustee in the Island View case and left State Street in Chapter 11.

In addition to the lawsuits noted above, the Company is involved in various other legal actions arising in the ordinary course of its business. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, as such factors could materially affect the Company’s business, financial condition, or future results of operations. As of June 30, 2018, no material changes have occurred to the risk factors of the Company as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The risks described in the Annual Report on Form 10-K for the year ended September 30, 2017 are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial conditions, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	and (b) Not applicable

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Purchased Under Plans or Programs (1)
April 1 - 30, 2018	43,371	$18.34	7,500	143,554
May 1 - 31, 2018	15,200	17.55	15,200	128,354
June 1 - 30, 2018	3,100	17.47	3,100	125,254
	61,671	$18.10	25,800

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

PRUDENTIAL BANCORP, INC.

Date: August 9, 2018	By: /s/ Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Date: August 9, 2018	By: /s/ Jack E. Rothkopf
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer and Treasurer

