Form 10-K
period 2018-09-30
PRUDENTIAL BANCORP, INC.
filed 2018-12-14
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended SEPTEMBER 30, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Emerging Growth Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $18.14 on March 29, 2018, the last business day of the Registrant's second quarter was approximately $156.4 million (9,007,996) shares issued and outstanding less approximately 389,000 shares held by affiliates at $18.14 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

As of the close of business on December 3, 2018, there were 8,929,129 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

Prudential Bancorp, Inc. and Subsidiaries

FORM 10-K INDEX

For the Fiscal Year Ended September 30, 2018

Forward-looking Statements.

In addition to historical information, this Annual Report on Form 10-K includes certain "forward-looking statements" based on management's current expectations. Prudential Bancorp, Inc.’s (the “Company” or “Prudential Bancorp”) actual results could differ materially, as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, from management's expectations. These forward looking statements are intended to be covered by the safe harbor for forward looking statements provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company’s control. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan, investment and mortgage-backed securities portfolios, geographic concentration of our business; fluctuations in real estate values; the adequacy of loan loss reserves; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

PART I

Item 1. Business

General

Prudential Bancorp is a Pennsylvania corporation that was incorporated in June 2013. It is the successor corporation to Prudential Bancorp, Inc. of Pennsylvania (“Old Prudential Bancorp”), the former stock holding company for Prudential Bank (the “Bank” or “Company” and formally known as “Prudential Savings Bank”), a Pennsylvania-chartered, FDIC-insured savings bank, after the completion in October 2013 of the mutual-to-stock conversion of Prudential Mutual Holding Company (the “MHC”), the former mutual holding company for the Bank.

The mutual-to-stock conversion was completed on October 9, 2013. In connection with the conversion, Prudential Bancorp sold 7,141,602 shares of common stock at $10.00 per share in a public offering. In addition, 2,403,207 shares were issued in exchange for the outstanding shares of common stock of Old Prudential Bancorp held by shareholders other than the MHC. Each share of Old Prudential Bancorp’s common stock owned by the public was exchanged for 0.9442 shares of Prudential Bancorp common stock. Gross proceeds from the conversion and offering were approximately $71.4 million. Upon completion of the offering and the exchange, 9,544,809 shares of common stock of Prudential Bancorp were issued and outstanding.

As of January 1, 2017, the Company completed its acquisition of Polonia Bancorp, Inc. (“Polonia Bancorp”) and Polonia Bank, Polonia’s wholly owned subsidiary. Polonia Bancorp and Polonia Bank were merged with and into the Company and the Bank, respectively. Under the terms of the Merger Agreement, shareholders of Polonia had the option to receive $11.09 per share in cash or 0.7460 of a share of Prudential common stock for each share of Polonia common stock, subject to allocation provisions to assure that, in the aggregate, Polonia shareholders received total merger consideration that consisted of 50% stock and 50% cash. As a result of Polonia shareholder stock and cash elections and the related proration provisions of the Merger Agreement, Prudential Bancorp issued approximately 1,274,197 shares of its common stock and approximately $18.9 million in the merger.

Financial information as of and for the year ended September 30, 2014 presented in this annual report is derived from the consolidated financial statements of Prudential Bancorp.

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

The Company’s results of operations are primarily dependent on the results of the Bank. As of September 30, 2018, the Company, on a consolidated basis, had total assets of approximately $1.1 billion, total deposits of approximately $784.3 million, and total stockholders’ equity of approximately $128.4 million.

The Bank is a community-oriented savings bank headquartered in South Philadelphia which was originally organized in 1886 as a Pennsylvania-chartered building and loan association known as “The South Philadelphia Building and Loan Association No. 2.” The Bank grew through a number of mergers with other mutual institutions with the last merger being with Polonia Bank in January 2017. The Bank converted to a Pennsylvania-chartered savings bank in August 2004. The banking office network currently consists of the headquarters and main office and 9 additional full-service branch offices. Seven of the banking offices are located in Philadelphia (Philadelphia County), one is in Drexel Hill, Delaware County and one is in Huntingdon Valley, Montgomery County, Pennsylvania. The Bank maintains ATMs at all of the banking offices. We also provide on-line and mobile banking services.

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. The Company’s principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities and calls of investment securities and interest-bearing deposits, funds provided from operations and funds borrowed from the Federal Home Loan Bank of Pittsburgh. These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and consumer loans. Traditionally, the Bank focused on originating long-term single-family residential mortgage loans for portfolio, although the focus has shifted in recent years to emphasize commercial and construction lending. Construction and land development loans increased from $22.4 million or 6.8% of the total loan portfolio at September 30, 2014 to $160.2 million or 24.1% of the total loan portfolio at September 30, 2018. The Company also increased its commercial real estate loans from $16.1 million or 4.9% of the total loan portfolio at September 30, 2014 to $119.5 million or 18.0% of the total loan portfolio at September 30, 2018. See “-Asset Quality”and “-Lending Activities”.

The investment and mortgage-backed securities portfolio increased by $126.3 million to $366.0 million at September 30, 2018 from $239.7 million at September 30, 2017. This increase was primarily due to increased purchases of corporate bonds and guaranteed mortgage-backed securities. The Company recorded approximately $376,000 in losses on sale of investment and mortgage-backed securities during fiscal 2018. At September 30, 2018, the investment and mortgage-backed securities available for sale had an aggregate net unrealized loss of $10.5 million compared with the unrealized loss of $1.7 million as of September 30, 2017, which was primarily due to recent increases in the yield on longer term U.S. Treasury bond yields which resulted in a decrease in the fair value of our available-for-sale securities.

At September 30, 2018, the Company’s non-performing assets totaled $14.4 million or 1.3% of total assets as compared to $15.6 million or 1.7% of total assets at September 30, 2017. Non-performing assets at September 30, 2018 included five construction loans aggregating $8.8 million, 32 one-to-four family residential loans aggregating $2.9 million, one single-family residential investment property loan in the amount of $156,000 and five commercial real estate loans aggregating $1.7 million. Non-performing assets at September 30, 2018 also included real estate owned consisting of two single-family residential properties with an aggregate carrying value of $1.0 million. At September 30, 2018, the Company had 10 loans aggregating $6.2 million that were classified as troubled debt restructurings (“TDRs”). Five of such loans aggregating $650,000 were performing in accordance with the restructured terms as of September 30, 2018 and were accruing interest. One TDR is on non-accrual and consists of a $449,000 loan secured by a single-family property. A second TDR is on non-accrual and consists of a $156,000 loan secured by various commercial and residential properties. The three remaining TDRs totaling $4.9 million are also classified as non-accrual and are a part of a lending relationship totaling $10.7 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower. Subsequent to the commencement of the litigation previously disclosed, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in June 2017. The Bank has moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings. As of September 30, 2018, the Company had reviewed $14.3 million of loans for possible impairment of which $13.4 million was classified substandard compared to $19.7 million reviewed for possible impairment and $15.0 million of which was classified substandard as of September 30, 2017. The allowance for loan losses totaled $5.2 million, or 0.9% of total loans and 38.6% of total non-performing loans (which included loans acquired from Polonia Bank at their fair value) at September 30, 2018. See “-Asset Quality”.

The main office is located at 1834 West Oregon Avenue, Philadelphia, Pennsylvania and the Company’s telephone number is (215) 755-1500.

Market Area and Competition

Most of Prudential Bancorp’s business activities are conducted within a few hours’ drive from Philadelphia and include eastern Pennsylvania, New Jersey, Delaware and southern New York.

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

We believe that an attractive niche exists serving small to medium-sized business customers not adequately served by our larger competitors, and we will seek opportunities to build commercial relationships to complement our retail strategy. We believe small to medium-sized businesses will continue to respond in a positive manner to the attentive and highly personalized service we provide.

Lending Activities

General. At September 30, 2018, the net loan portfolio totaled $602.9 million or 55.8% of total assets. The Company has changed its lending philosophy and increased its investment in loans for construction and land development and commercial real estate which comprised 42.0% of the loan portfolio at September 30, 2018. Management believes it has the expertise to underwrite these types of loans which management believes will add to earnings while reducing interest rate risk due to the generally shorter contractual maturity of such loans. The Company still holds $324.9 million of residential real estate loans collateralized by one-to-four family, also known as “single-family”, residential properties secured by properties located primarily in the Company’s market area.

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

Loan Portfolio Composition. The following table shows the composition of the loan portfolio by type of loan at the dates indicated.

	September 30,
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential (1)	$324,865	48.82%	$351,298	53.83%	$233,531	66.36%	$259,163	78.40%	$282,637	85.47%
Multi-family residential	34,355	5.16%	21,508	3.30%	12,478	3.55%	6,249	1.90%	7,174	2.17%
Commercial real estate	119,511	17.96%	127,644	19.56%	79,859	22.69%	25,799	7.80%	16,113	4.87%
Construction and land development	160,228	24.08%	145,486	22.29%	21,839	6.21%	38,953	11.78%	22,397	6.77%
Total real estate loans	638,959	96.03%	645,936	98.98%	347,707	98.81%	330,164	99.89%	328,321	99.28%
Loans to financial institutions	6,000	0.90%	-	-	-	-	-	-	-	-
Commercial business	17,792	2.67%	488	0.07%	99	0.03%	0	0.00%	1,976	0.60%
Leases	1,687	0.25%	4,240	0.65%	3,286	0.93%	0	0.00%	0	0.00%
Consumer	953	0.14%	1,943	0.30%	799	0.23%	392	0.12%	399	0.12%
Total loans	665,391	100.00%	652,607	100.00%	351,891	100.00%	330,556	100.00%	330,696	100.00%
Less:
Undisbursed portion of
loans in process	54,474		73,858		5,371		17,097		9,657
Deferred loan costs	2,818		2,940		(1,697)		(2,104)		(2,449)
Allowance for loan losses	5,167		4,466		3,269		2,930		2,425
Net loans	$602,932		$571,343		$344,948		$312,633		$321,063

(1)	Includes home equity loans totaling $4.9 million, $6.5 million, $3.8 million, $4.1 million and $5.0 million as of September 30, 2018, 2017, 2016, 2015 and 2014, respectively. Also includes lines of credit totaling $10.2 million, $14.1 million, $7.4 million, $8.5 million and $10.0 million, as of September 30, 2018, 2017, 2016, 2015 and 2014, respectively.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of loans as of September 30, 2018, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One-to-Four			Construction	Loans to
	Family	Multi-family	Commercial	and Land	financial	Commercial
	Residential	Residential	Real Estate	Development	institutions	Business	Leases	Consumer	Total
	(In Thousands)
Amounts due after September 30, 2018 in:
One year or less	$13,974	$4,940	$5,113	$95,319	$-	$1,483	$392	$31	$121,252
After one year through two years	3,620	956	1,932	33,468	-	-	894	67	40,937
After two years through three years	5,274	1,554	3,065	13,989	-	7,128	401	31	31,442
After three years through five years	28,307	7,273	16,607	-	-	2,315	-	93	54,595
After five years through ten years	77,409	18,205	71,250	3,148	6,000	6,866	-	239	183,117
After ten years through fifteen years	34,225	974	5,690	-	-	-	-	83	40,972
After fifteen years	162,056	453	15,854	14,304	-	-	-	409	193,076
Total	$324,865	$34,355	$119,511	$160,228	$6,000	$17,792	$1,687	$953	$665,391

The following table shows the dollar amount of all loans due after one year from September 30, 2018, as shown in the table above, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total
	(In Thousands)

One-to-four family residential (1)	$233,962	$76,929	$310,891
Multi-family residential	27,140	2,275	29,415
Commercial real estate	89,693	24,705	114,398
Construction and land development	64,909	-	64,909
Loans to financial institutions	6,000	-	6,000
Commercial business	9,174	7,135	16,309
Leases	1,295	-	1,295
Consumer	858	64	922
Total	$433,031	$111,108	$544,139

______________________________________

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

Loan Originations. The Bank’s lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management. Loan originations are obtained through a variety of sources, including existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. Consumer loan applications are taken at any of our offices while loan applications for all other types of loans, including home equity and home equity line of credits, are taken only at our main office. All loan applications are processed and underwritten centrally at our executive office in Huntingdon Valley, Pennsylvania.

Single-family residential mortgage loans are generally written on standardized documents used by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”). Property valuations of loans secured by real estate are undertaken by independent third-party appraisers approved by the board of directors and are reviewed internally before acceptance. At both September 30, 2018 and September 30, 2017, the Company had no real estate loans in portfolio that would be considered subprime loans, which we define as mortgage loans advanced to borrowers who do not qualify for loans bearing market interest rates because of problems with their credit history.  The Bank does not originate and has not in the past originated subprime loans.

We also purchase participation interests in larger balance loans, typically commercial real estate and construction and land development loans, from other financial institutions in our market area. Such participations are reviewed for compliance, are underwritten independently in accordance with our underwriting criteria and are approved before they are purchased by the Management Loan Committee and one of the following: the President’s Committee, the Executive Committee or the full board, based upon the dollar amount of the participation being purchased. Generally, loan purchases have been without any recourse to the seller. However, we actively monitor the performance of such loans through the receipt of regular updates, including inspection reports, from the lead lender regarding the loan’s performance, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements of the borrower from the lead lender. These loans are subjected to regular internal reviews in accordance with our loan policy.

The Bank typically holds a 100% interest in construction and land development loans. The Bank has in the past and currently reserves the option to sell participation interests. We generally have sold participation interests in loans only when a loan would exceed the Bank’s internal and/or legal loans to one borrower limits. With respect to the sale of participation interests in loans, we have typically received commitments to purchase the participation interests offered prior to the time the loan is closed. See “-Lending Activities - Construction and Land Development Lending.”

As part of the Bank’s loan policy, we are permitted, to make loans to one borrower and related entities in an aggregate amount of up to 15% of the capital accounts of the Bank which consist of the aggregate of its capital, surplus, undivided profits, capital securities and allowance for loan losses. At September 30, 2018, the Bank’s internal “guidance” limit is $15.0 million to one borrower as a threshold. The Bank is permitted to exceed such limit in certain situations subject to the (i) approval of the Board of Directors and (ii) subject to the overall legal/regulatory lending limit which was calculated to be $17.3 million at September 30, 2018. At September 30, 2018, our three largest loans to one borrower and related entities amounted to $16.0 million, $14.4 million and $14.3 million. The largest relationship consists of a participation interest in a commercial real estate loan secured by a 70 unit residential building in Westfield, New Jersey. The second largest relationship consist of a participation interest in a $16.0 commercial line of credit secured by commercial real estate in central and northern New Jersey. The third largest relationship consists of a participation interest in a construction loan to construct a 30 story, 102 unit mixed-use luxury apartment building in Manhattan, New York. The three relationships are all performing in accordance with contractual terms. For more information regarding these loans, see “-Lending Activities - Construction and Land Development Lending.”

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2018	2017	2016
	(In Thousands)
Loan originations (1)
One-to-four family residential	$15,366	$16,643	$12,269
Multi-family residential	17,321	4,426	7,936
Commercial real estate	10,361	43,360	57,630
Construction and land development	58,554	143,001	4,742
Loans to financial institutions	6,000	-	-
Commercial business	15,950	-	99
Leases	-	3,568	3,725
Consumer	56	7,615	863
Total loan originations	123,608	218,613	87,264
Loans acquired from Polonia Bancorp merger	-	160,157	-
Total loans originated and purchased	123,608	378,770	87,264
Loans transferred to real estate owned	1,289	-	581
Loan principal repayments	90,589	149,413	53,965
Total loans sold and principal repayments	91,878	149,413	54,546
Decrease due to other items, net (2)	(141)	(2,959)	(403)
Net increase (decrease) in loan portfolio	$31,589	$226,398	$32,315

__________________________________________

(1)	Includes loan participations with other lenders.

(2)	Other items consist of the undisbursed portion of loans in process, deferred fees and the allowance for loan losses.

One-to-Four Family Residential Mortgage Lending. A primary lending activity continues to be the origination or purchase of loans secured by first mortgages on one-to-four family residential properties located in the Company’s market area. Our single-family residential mortgage loans are obtained through the lending department and branch personnel, and to a lesser extent, through correspondents. The balance of such loans increased, on a dollar basis, from $282.6 million or 85.5% of total loans at September 30, 2014 to $324.9 million, or 48.8% of total loans at September 30, 2018. The percentage of total loans as well as the total amount that such loans have represented of the loan portfolio has decreased (excluding the effects of the acquisition of Polonia Bank) as our focus has shifted to the origination of commercial real estate loans and construction and land development loans.

Single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae. We have historically retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate, including our jumbo residential mortgage loans, only selling certain long-term, fixed-rate loans bearing interest rates below certain levels established by the board. We service all loans that we have originated. We currently offer adjustable-rate mortgage and balloon loans, which are structured as shorter term fixed-rate loans (generally 10 years or less) followed by a final payment of the full amount of the principal due at the maturity date. Due to the interest rate environment, originations of such loans have been limited in recent years. At September 30, 2018, $76.9 million, or 24.7%, of our one-to-four family residential loan portfolio consisted of adjustable-rate loans, including hybrid loans. We also originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20 or 30 years, for resale in the secondary market.

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

Our single-family residential mortgage loans also include home equity loans and lines of credit, which amounted to $4.9 million and $10.2 million, respectively, at September 30, 2018. The unused portion of home equity lines was $6.2 million at such date. Our home equity loans are fully amortizing and have terms to maturity of up to 20 years. While home equity loans also are secured by the borrower’s residence, we generally obtain a second mortgage position on these loans. Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 80% or less at time of origination, although the preponderance of our home equity loans have combined loan-to-value ratios of 75% or less at time of origination. We also offer home equity revolving lines of credit with interest tied to the Wall Street Journal prime rate plus a stipulated margin. Generally, we have a second mortgage on the borrower’s residence as collateral on our home equity lines. In addition, our home equity lines generally have loan-to-value ratios (combined with any loan secured by a first mortgage) of 75% or less at time of origination. Our customers may apply for home equity lines as well as home equity loans at any banking office. While there has been decline in some collateral values due to the continued weak real estate market, we believe our conservative underwriting guidelines have minimized our exposure in this regard.

Construction and Land Development Lending. We have maintained our emphasis on construction and land development loans originations because construction loans have shorter terms to maturity, provide an attractive yield and generally have either higher fixed interest rates or adjustable interest rates. At September 30, 2018, our construction and loan development loans amounted to $160.2 million, or 24.1% of our total loan portfolio. This amount includes $54.4 million of undisbursed loans in process. The average size of our construction and land development loans, excluding loans to our largest lending relationship, was approximately $3.9 million at September 30, 2018. Our construction loan portfolio has increased substantially since September 30, 2014 when construction loans amounted to $22.4 million or 6.8% of our total loan portfolio as compared to $160.2 million or 24.1% of our total loan portfolio at September 30, 2018.

Loans to finance the construction of condominium projects or single-family homes and subdivisions are generally offered to experienced builders in our primary market area with whom we have an established relationship. Residential construction and development loans are offered with terms of up to 36 months although typically the terms are 12 to 24 months. The maximum loan-to-value limit applicable to these loans is 75% of the appraised post construction value and the policy does not require amortization of the principal during the term of the loan. We often establish interest reserves and obtain personal and corporate guarantees as additional security on the construction loans. Interest reserves are used to pay the monthly interest payments during the development phase of the loan and are treated as an addition to the loan balance. Interest reserves pose an additional risk to the Company if it does not become aware of deterioration in the borrower’s financial condition before the interest reserve is fully utilized. In order to help monitor the risk, financial statements and tax returns are obtained from borrowers on an annual basis. Additionally, construction loans are reviewed at least annually pursuant to a third party loan review. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by approved appraisers or loan inspectors warrants. Construction loans are negotiated on an individual basis but typically have floating rates of interest based upon the Wall Street Journal prime rate plus a stipulated margin. Additional fees may be charged as funds are disbursed. In addition to interest payments during the term of the construction loan, we typically require that payments to reduce the principal outstanding be made as units are completed and released. Generally, such principal payments must be equal to 110% of the amount attributable to the acquisition and development of the lot plus 100% of the amount attributable to construction of the individual home. We permit a pre-determined limited number of model homes to be constructed on an unsold or “speculative” basis. All other units must be pre-sold before we will disburse funds for construction. Construction loans also include loans to acquire land and loans to develop the basic infrastructure, such as roads and sewers. The majority of the construction loans are secured by properties located in our primary lending area.

Set forth below is a brief description of the five largest construction loans or loan relationships.

The largest construction loan is in the amount of $14.3 million of which $1.6 million had been disbursed as of September 30, 2018. This loan was originated in January 2018 and is a participation interest in a $73.0 million loan purchased from another financial institution. The proceeds were used to construct a 30 story, 102-unit mixed use luxury apartment building in Manhattan, New York. The project was 11.5% complete as of September 30, 2018. The loan is performing in accordance with its contractual terms.

The second largest construction loan is in the amount of $10.0 million of which $10.0 million had been disbursed as of September 30, 2018. This loan was originated in March 2017 and is a participation interest in a $35.1 million loan purchased from another financial institution. The proceeds were used to acquire land and construct a 312 unit garden apartment complex located in Winslow Township, New Jersey. The project was complete as of September 30, 2018. The loan is performing in accordance with its contractual terms.

The third largest construction loan is in the amount of $10.0 million of which $9.5 million had been disbursed as of September 30, 2018. This loan was originated in January of 2017. The proceeds are being used to construct 66 residential units and 9,000 square feet of retail space in Jersey City, New Jersey. The project was 99.0% complete as of September 30, 2018. The loan is performing in accordance with its contractual terms.

The fourth largest construction loan is in the amount of $10.0 million of which $9.0 million had been disbursed as of September 30, 2018. The loan was originated in March of 2017 and is a participation interest in a $24.0 million loan purchased from another financial institution. The proceeds are being used to construct a six story building with 150 apartment units and 3,500 square feet of retail space in East Orange, New Jersey. The project was 83.3% complete as of September 30, 2018. The loan is performing in accordance with its contractual terms.

The fifth largest construction loan is in the amount of $9.0 million of which $8.2 million had been disbursed as of September 30, 2018. The loan was originated in March 2017 and is a participation interest in a $18.8 million loan purchased from another financial institution. The proceeds are being used to construct 89 multi-family rental units and seven retail/office units in Newark, New Jersey. The project was 91.0% complete as of September 30, 2018. The loan is performing in accordance with contractual terms.

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

Multi-Family Residential and Commercial Real Estate Loans. At September 30, 2018, multi-family residential and commercial real estate loans amounted in the aggregate to $153.9 million or 23.1% of the total loan portfolio.

The commercial real estate and multi-family residential real estate loan portfolio consists primarily of loans secured by small office buildings, strip shopping centers, small apartment buildings and other properties used for commercial and multi-family purposes located in the Company’s market area. At September 30, 2018, the average commercial and multi-family real estate loan size was approximately $956,000. The largest relationship consist of a participation interest in a $16.0 million commercial real estate loan secured by a 70 unit residential building located in Westfield, New Jersey. The second largest multi-family residential or commercial real estate loan at September 30, 2018 was a $11.7 million fixed-rate loan secured by 38 unit luxury condominium building located in Brooklyn, New York with retail space on the first floor. Substantially all of the properties securing the multi-family residential and commercial real estate loans are located in the Company’s primary lending area.

Although terms for commercial real estate and multi-family residential loans vary, our underwriting standards generally allow for terms up to 15 years with loan-to-value ratios of not more than 75%. Most of the loans are structured with balloon payments of 10 years or less and amortization periods of up to 25 years. Interest rates are either fixed or adjustable, based upon designated market indices such as the Wall Street Journal prime rate plus a margin or, with respect to our multi-family residential loans, the Average Contract Interest Rate for previously occupied houses as reported by the Federal Housing Finance Board. In addition, fees are charged to the borrower at the origination of the loan.

Commercial real estate and multi-family residential real estate lending involves different risks than single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions in the project’s market area for rental housing units, office and retail space and other commercial space. We attempt to minimize these risks by limiting loans to proven businesses, only considering properties with existing operating performance which can be analyzed, using conservative debt coverage ratios in our underwriting, and periodically monitoring the operation of the business or project and the physical condition of the property.

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

During the past year, the Company has shifted its emphasis to originate for portfolio more multi-family residential and commercial real estate loans, due to their higher yield and shorter duration. Although some delinquencies have existed with respect to these types of loans in our portfolio, no losses have been incurred over the past several years.

Consumer Lending Activities. We offer various types of consumer loans such as loans secured by deposit accounts and unsecured personal loans. Consumer loans are originated primarily through existing and walk-in customers and direct advertising. At September 30, 2018, $953,000, or 0.1% of the total loan portfolio consisted of consumer loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans. However, consumer loans have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.

Commercial Business Loans. At September 30, 2018, commercial business loans amounted to $17.8 million, or 2.7% of our loan portfolio.

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

The Company maintains separate loan approval committees with tiered levels of approvals. Management Loan Committee, comprised of the Chief Operating Officer (“COO”), the Chief Lending Officer (“CLO”), the Chief Credit Officer (“CCO”), the Chief Financial Officer (“CFO”), the Compliance Risk Officer (“CRO”) and the Controller has lending approval authority up to $3.0 million. The next tier in the approval process, with an approval range of $3.0 million to $7.5 million, is the President’s Loan committee, comprised of the Chief Executive Officer (“CEO”) and the COO. All loans in excess of $7.5 million must be presented to the full board of directors for approval.  All loans submitted to the top tiers of approval must be recommended for approval by the Management Loan Committee.  For single-family residential loans originated for sale into the secondary market are processed through underwriting software and are reviewed for approval by two senior officers in the credit department.

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

We account for our impaired loans in accordance with generally accepted accounting principles. An impaired loan generally is one for which it is more likely than not, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, construction and land development and commercial business loans are individually evaluated for impairment on at least a quarterly basis by management. All loans classified as substandard as part of the loan review process or due to delinquency status are evaluated for potential impairment. There were $16.0 million of loans evaluated for impairment as of September 30, 2018 (of which $10.7 million is related to one relationship), consisting of $8.7 million of construction and land development loans, $3.3 million of one-to-four family residential loans, $1.9 million of commercial real estate loans and $298,000 of multi-family residential loans. Although no specific allocations were applied to these loans, there were partial charge-offs totaling $137,000 during fiscal 2018. As of September 30, 2018, there were twenty-six loans totaling $4.7 million designated as special mention loans consisting of eight non-residential real estate loans aggregating $1.9 million, and 18 single-family residential loans aggregating $2.8 million. As of September 30, 2017 there were nine loans totaling $3.1 million designated as special mention loans, consisting of six non-residential real estate loans aggregating $1.5 million, one residential investment property aggregating $1.4 million and two single-family residential loans aggregating $275,000.

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

We review and classify assets on no less frequently than a quarterly basis and the Board of Directors is provided with reports on our classified and criticized assets. We classify assets in accordance with the management guidelines described above. At September 30, 2018 and 2017, we had no assets classified as “doubtful” or “loss” and $16.0 million and $16.6 million, respectively, of assets classified as “substandard.” In addition, there were $4.7 million and $3.1 million of loans designated as “special mention” as of September 30, 2018 and 2017, respectively.

       Delinquent Loans. The following table shows the delinquencies in the loan portfolio as of the dates indicated.

	September 30, 2018				September 30, 2017
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in Thousands)

One- to-four family residential	10	$1,037	32	$2,079	23	$1,746	21	$2,675
Multi-family residential	-	-	-	-	-	-	-	-
Commercial real estate	1	722	5	1,454	3	1,000	4	1,487
Construction and land development	-	-	5	8,750	-	-	5	8,724
Commercial business	-	-	-	-	-	-	-	-
Consumer	4	116	-	-	2	69	-	-
Total delinquent loans	15	$1,875	42	$12,283	28	$2,815	30	$12,886
Delinquent loans to total net loans	0.31%		2.04%		0.49%		2.26%
Delinquent loans to total loans	0.28%		1.85%		0.43%		1.97%

Non-Performing Loans and Real Estate Owned. The following table sets forth information regarding non-performing loans and real estate owned. The Company’s general policy is to cease accruing interest on loans which are 90 days or more past due and to reverse all accrued interest. At September 30, 2018, all of the loans listed as 90 or more days past due in the table above were in non-accrual status. At September 30, 2018, the Company had ten loans aggregating $6.2 million that were classified as TDRs. As of September 30, 2018, five of the TDRs were performing in accordance with their restructured terms. Three of such loans aggregating $4.9 million as of September 30, 2018 were classified as non-performing and are related to one lending relationship. One TDR is on non-accrual and consists of a $449,000 loan secured by a single-family property. The remaining TDR is on non-accrual and consists of a $156,000 loan secured by various commercial and residential properties.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal or interest and real estate owned) at the dates indicated.

	September 30,
	2018		2017		2016		2015	2014
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$3,012	(1)	$5,107	(1)	$4,244	(1)	$3,547 (1)	$5,002 (1)
Multi-family residential	-		-		-		-	-
Commercial real estate	1,627	(1)	1,566	(1)	1,346	(1)	1,589 (1)	877 (1)
Construction and land development	8,750	(1)	8,724	(1)	10,288	(1)	8,796	-
Commercial business	-		-		-		-	-
Consumer	-		-		-		-	-
Total non-accruing loans	13,389		15,397		15,878		13,932	5,879
Accruing loans 90 days or more past due:
One-to-four family residential	-		-		-		-	-
Multi-family residential	-		-		-		-	-
Commercial real estate	-		-		-		-	-
Construction	-		-		-		-	-
Commercial business	-		-		-		-	-
Consumer	-		-		-		-	-
Total accruing loans 90 days or more past due	-		-		-		-	-
Total non-performing loans (2)	13,389		15,397		15,878		13,932	5,879
Real estate owned, net (3)	1,026		192		581		869	360
Total non-performing assets	$14,415		$15,589		$16,459		$14,801	$6,239
Total non-performing loans as a percentage of loans	2.22%		2.69%		4.56%		4.21%	1.83%
Total non-performing loans as a percentage of total assets	1.24%		1.71%		2.84%		2.86%	1.12%
Total non-performing assets as a percentage of total assets	1.33%		1.73%		2.94%		3.04%	1.19%

_________________________________________

(1) Includes at: (i) September 30, 2018, $5.5 million of TDRs that were classified non-performing consisting of two construction and land development loans aggregating $4.2 million, two one-to-four family loans aggregating $606,000 and one commercial real estate loans aggregating $712,000; (ii) September 30, 2017, $5.7 million of TDRs that were classified non-performing consisting of a $3.6 million construction and land development loan, a $1.4 million one-to-four family loan and five commercial real estate loans aggregating $1.6 million; (iii) September 30, 2016, $5.7 million of TDRs that were classified non-performing consisting of a $3.6 million construction and land development loan, a $1.4 million one-to-four family loan and a $729,000 commercial real estate loan; (iv) September 30, 2015, $5.8 million of TDRs that were classified non-performing consisting of a $3.6 million construction and land development loan, a $1.4 million one-to-four family loan and a $737,000 commercial real estate loan; and (v) September 30, 2014, $2.4 million of TDRs that were classified non-performing consisting of a $1.5 million one-to-four family loan and a $877,000 commercial real estate loan.

(2) Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

(3) Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Interest income on non-accrual loans is recognized on the cash basis until either the loan is paid-in full or the Bank determines after a significant payment history has been achieved to warrant the involved loan being classified as a performing loan and being returned to accruing status. There was $85,000 of such interest recognized during fiscal 2018 while there was $161,000 and $175,000 of such interest recognized for non-accrual loans for fiscal 2017 and fiscal 2016, respectively. Approximately $744,000 in additional interest income would have been recognized during the year ended September 30, 2018 if these loans had been performing during fiscal 2018.

At September 30, 2018, the Company’s non-performing assets totaled $14.4 million or 1.3% of total assets as compared to $15.6 million or 1.7% of total assets at September 30, 2017. Non-performing assets at September 30, 2018 included five construction loans aggregating $8.7 million, 32 one-to-four family residential loans aggregating $2.9 million, one single-family residential investment property loan in the amount of $156,000 and five commercial real estate loans aggregating $1.6 million. Non-performing assets at September 30, 2018 also included real estate owned consisting of two single-family residential properties with an aggregate carrying value of $1.0 million. At September 30, 2018, the Company had 10 loans aggregating $6.2 million that were classified as TDRs. Five of such loans aggregating $650,000 were performing in accordance with the restructured terms as of September 30, 2018 and were accruing interest. One TDR is on non-accrual and consists of a $449,000 loan secured by a single-family property. A second TDR is on non-accrual and consists of a $156,000 loan secured by various commercial and residential properties. The three remaining TDRs totaling $4.9 million are also classified as non-accrual and are a part of a lending relationship totaling $10.7 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship). The primary project of the borrower (the development of a 169 unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower. Subsequent to the commencement of the litigation previously disclosed, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in June 2017. The Bank has moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings. As of September 30, 2018, the Company had reviewed $16.0 million of loans for possible impairment compared to $19.7 million reviewed for possible impairment as of September 30, 2017.

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

The carrying value of loans is periodically evaluated and the allowance is adjusted accordingly. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments that differ from those of management. Loans acquired from Polonia Bancorp amounted to $160.8 million of which there is no allowance for loan losses because these loans were recorded at fair value upon completion of the merger. A general credit mark of $2.3 million was recorded in connection with completion of the acquisition and is being amortized over 30 years. As of September 30, 2018, our allowance for loan losses of $5.2 million was 0.9% of total loans receivable and 38.6% of non-performing loans.

Charge-offs on loans totaled $137,000 and $2.0 million for the years ended September 30, 2018 and 2017, respectively. The charge-offs during fiscal 2017 were primarily the result of one borrowing relationship described in “-Non-performing Assets and Real Estate Owned” Section. Management took a prudent approach in writing down all substandard loans to the net realizable value of the applicable underlying collateral.

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

The following table shows changes in the allowance for loan losses during the periods presented.

	At or For the Year Ended September 30,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Total loans outstanding at end of period	$665,391	$652,607	$351,891	$330,556	$330,696
Average loans outstanding	588,493	487,999	327,877	323,398	319,126
Allowance for loan losses, beginning of period	4,466	3,269	2,930	2,424	2,353
Provision for loan losses	810	2,990	225	735	240
Charge-offs:
One-to-four family residential	114	140	11	384	215
Multi-family residential and commercial real estate	-	-	-	-	-
Construction and land development	12	1,819	-	-	-
Commercial business	-	-	-	-	-
Consumer	11	16	-	-	-
Total charge-offs	137	1,975	11	384	215
Recoveries on loans previously charged off	28	182	125	155	46
Allowance for loan losses, end of period	$5,167	$4,466	$3,269	$2,930	$2,424

Allowance for loan losses as a percent of total loans	0.85%	0.78%	0.94%	0.93%	0.75%
Allowance for loan losses as a percent of non-performing loans	38.59%	29.01%	20.59%	21.03%	41.24%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.37%	-0.03%	0.07%	0.05%

The following table shows how the allowance for loan losses is allocated by type of loan at each of the dates indicated.

	September 30,
	2018		2017		2016		2015		2014
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %
	of	of Total	of	of Total	of	of Total	of	of Total	of	of Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
	(Dollars in Thousands)
One-to-four family residential	$1,325	48.80%	$1,241	53.80%	$1,624	66.40%	$1,636	78.40%	$1,663	85.47%
Multi-family residential	347	5.20%	205	3.30%	137	3.50%	66	1.90%	66	2.17%
Commercial real estate	1,154	18.00%	1,201	19.60%	859	22.70%	231	7.80%	122	4.87%
Construction and land development	1,554	24.10%	1,358	22.20%	318	6.20%	725	11.80%	323	6.77%
Commercial business	187	2.70%	4	0.10%	1	0.00%	-	0.00%	15	0.60%
Loans to financial institutions	64	0.90%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Leases	18	0.20%	23	0.70%	21	0.90%	-	0.00%	-	0.00%
Consumer	17	0.10%	24	0.30%	10	0.30%	4	0.10%	4	0.12%
Unallocated	501	-	410	-	299	-	268	-	231	-
Total allowance for loan losses	$5,167	100.00%	$4,466	100.00%	$3,269	100.00%	$2,930	100.00%	$2,424	100.00%

The aggregate allowance for loan losses increased by $701,000 from September 30, 2017 to September 30, 2018, due to a provision of $810,000, partially offset by a net charge off of $109,000 recorded during the period. The aggregate allowance for loan losses increased by $1.2 million from September 30, 2016 to September 30, 2017, due to a provision of $3.0 million, partially offset by a net charge off of $1.8 million recorded during the period. Substantially all of the charge offs for fiscal 2017 related to one borrowing relationship. Fluctuations in the allowance may occur based on management’s consideration of the known and inherent losses in the loan portfolio that are reasonably estimable as well as current qualitative and quantitative risk factors at the time of the analysis.

Investment Activities

General. We invest in securities in accordance with policies approved by our board of directors. The investment policy designates the President, COO, CFO and Controller as the Investment Committee, which is authorized by the board to make the Bank’s investments consistent with the investment policy. The Board of Directors of the Bank reviews all investment activity on a monthly basis.

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

The Company has a portfolio of corporate debt securities with an investment grade rating from at least one national rating agency: Standard and Poors, Moody’s, Fitch and/or Kroll. In purchasing these types of securities, the Company looks for known publicly trading entities along with utilizing the credit department to underwrite each issuing entity as if it were a direct commercial loan. The mortgage-backed securities consist both of mortgage pass-through and cmos guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.

The Company has portfolio municipal and government subdivisions securities which are graded at least “A” by at least one national rating agency. The securities are exempt from taxation.

At September 30, 2018, the investment and mortgage-backed securities portfolio amounted to $366.0 million or 33.9% of total assets at such date. The largest component of the securities portfolio as of September 30, 2018 consisted of mortgage-backed securities which amounted to $193.1 million or 52.8% of the securities portfolio at September 30, 2018. In addition, we invest in corporate debt, state and political subdivisions, U.S Government and agency obligations and to a significantly lesser degree, other securities.

The securities are classified at the time of acquisition as available for sale, held to maturity or trading. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the amortized cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income. At September 30, 2018, we had $59.9 million of investment and mortgage-backed securities classified as held to maturity, $306.2 million of investment and mortgage-backed securities classified as available for sale and no securities classified as trading securities. At September 30, 2018, we had no investments in a single issuer other than securities issued by U.S. Government agencies of U.S. Government sponsored enterprises, which had an aggregate Book Value in excess of 10% of the Company’s stockholders equity.

The following table sets forth certain information relating to the investment and mortgage-backed securities portfolios at the dates indicated.

	September 30,
	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)
Mortgage-backed securities - U.S. Government agencies	$199,229	$193,133	$126,459	$125,423	$97,289	$98,506
U.S. Government and agency obligations	59,062	54,445	59,625	57,840	54,487	54,793
Corporate debt securities	75,622	73,083	34,500	34,400	25,411	26,053
State and political subdivisions	42,652	41,416	20,781	20,842	-	-
Total debt securities	376,565	362,077	241,365	238,505	177,187	179,352
FHLMC preferred stock	6	37	6	76	6	42
Total investment and mortgage-backed securities	$376,571	$362,114	$241,371	$238,581	$177,193	$179,394

The following tables set forth the amortized cost of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2018.

	Amounts at September 30, 2018 Which Mature In
			Over One		Over Five
		Weighted	Year	Weighted	Years	Weighted	Over	Weighted		Weighted
	One Year	Average	Through	Average	Through	Average	Ten	Average		Average
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield	Total	Yield
	(Dollars in Thousands)
Bonds and other debt securities:
U.S. Government and agency obligations	$2,000	5.43%	$-	-	$11,000	2.57%	$46,062	2.51%	$59,062	2.63%
Mortgage-backed securities	-	-	2	2.40%	171	4.09%	199,056	2.97%	199,229	2.97%
Corporate debt securities	1,002	1.74%	7,541	3.47%	63,073	3.98%	4,006	5.63%	75,622	3.99%
State and political subdivisions	-	-	-	-	14,483	2.86%	28,169	4.05%	42,652	3.64%
Total	$3,002	-	$7,543	3.47%	$88,727	3.62%	$277,293	3.05%	$376,565	3.20%

The following table sets forth the purchases and principal repayments of our mortgage-backed securities at amortized cost during the periods indicated.

	At or For the
	Year Ended September 30,
	2018	2017	2016
	(Dollars in Thousands)
Mortgage-backed securities at beginning of period	$126,459	$97,289	$69,917
Purchases of mortgage-backed securities available for sale	98,128	48,212	49,639
Sale of mortgage-backed securities available for sale	(4,840)	(5,421)	(11,560)
Maturities and repayments	(20,411)	(13,871)	(10,768)
Amortizations of premiums and discounts, net	(107)	250	61
Mortgage-backed securities at end of period	$199,229	$126,459	$97,289
Weighted average yield at end of period	2.97%	2.59%	2.38%

Sources of Funds

General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At September 30, 2018, 28.1% of the funds deposited with the Bank were in core deposits, which are deposits other than certificates of deposit.

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

At September 30, 2018, jumbo CDs (certificates of deposit of $100,000 or more) amounted to $444.4 million, of which $345.5 million are scheduled to mature within twelve months subsequent to such date. At September 30, 2018, the weighted average remaining period until maturity of the certificate of deposit accounts was 8.2 months. During fiscal 2018, jumbo CDs from government agencies and other financial institutions and to a lesser extent, brokered deposits, were utilized to fund growth.

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	September 30,
	2018		2017		2016
	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount	% of Total Deposits
	(Dollars in Thousands)
Certificate accounts:
Less than 1.00%	$57,843	7.38%	$62,523	9.83%	$111,899	28.75%
1.00% - 1.99%	264,535	33.73%	294,860	46.36%	98,921	25.42%
2.00% - 2.99%	222,617	28.39%	36,942	5.81%	13,117	3.37%
3.00% - 3.99%	18,825	2.40%	-	0.00%	-	0.00%
Total certificate accounts	$563,820	71.90%	$394,325	62.00%	$223,937	57.54%

Transaction accounts:
Savings	91,489	11.67%	101,743	16.00%	70,924	18.22%
Checking:
Non-Interest-bearing	13,620	1.74%	9,375	1.47%	3,804	0.98%
Interest-bearing	49,209	6.27%	54,267	8.53%	34,984	8.99%
Money market	66,120	8.43%	76,272	11.99%	55,552	14.27%
Total transaction accounts	$220,438	28.10%	$241,657	38.00%	$165,264	42.46%
Total deposits	$784,258	100.00%	$635,982	100.00%	$389,201	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended September 30,
	2018			2017			2016
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Savings	$105,665	$66	0.06%	$97,710	$51	0.05%	$73,030	$83	0.11%
Interest-bearing checking and money market accounts	121,954	247	0.20%	127,172	197	0.15%	92,751	165	0.18%
Certificate accounts	454,554	7,073	1.56%	325,824	3,682	1.13%	211,517	2,613	1.24%
Total interest-bearing deposits	682,173	$7,386	1.08%	550,706	$3,930	0.71%	377,298	$2,861	0.76%

Non-interest-bearing deposits	12,416		1.06%	13,390		0.70%	6,618		0.75%
Total deposits	$694,589			$564,096			$383,916

The following table shows the deposit cash flows during the periods indicated.

	Year Ended September 30,
	2018	2017	2016
	(In Thousands)
Deposits made	$894,105	$678,878	$364,745
Deposits acquired (Polonia Bank)	-	172,243	-
Withdrawals	(749,331)	(606,984)	(343,535)
Interest credited	3,502	2,644	2,917
Total increase in deposits	$148,276	$246,781	$24,127

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at September 30, 2018.

	Maturing in the 12 Months Ending September 30,
Certificates of Deposit	2019	2020	2021	Thereafter	Total
	(In Thousands)
Less than 1.00%	$55,775	$2,068	$-	$-	$57,843
1.00% - 1.99%	194,729	47,832	9,379	12,595	264,535
2.00% - 2.99%	160,427	25,071	9,439	27,680	222,617
3.00% - 3.40%	1,057	450	1,058	16,260	18,825
Total certificate accounts	$411,988	$75,421	$19,876	$56,535	$563,820

The following tables show the maturities of our certificates of deposit of $100,000 or more at September 30, 2018, by time remaining to maturity.

		Weighted
Quarter Ending:	Amount	Avg Rate
	(Dollars in Thousands)
December 31, 2018	$150,162	1.62%
March 31, 2019	110,825	1.82%
June 30, 2019	48,828	2.04%
September 30, 2019	35,674	2.05%
After September 30, 2019	98,872	2.12%
Total certificates of deposit with balances of $100,000 or more	$444,361	1.86%

       Borrowings. From time to time we utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund the operations as part of the operating and liquidity strategy. See “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. These FHLB advances are collateralized primarily by certain mortgage loans and mortgage-backed securities and secondarily by an investment in capital stock of the Federal Home Loan Bank of Pittsburgh. There are no specific credit covenants associated with these borrowings. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank of Pittsburgh. At September 30, 2018, the Company had $154.7 million in outstanding advances with the FHLB, and in addition had the ability to obtain additional advances in the amount of $265.7 million. The Bank utilized the FHLB advances to fund an investment leverage strategy along with funding growth in the loan and investment portfolios.

The following table shows certain information regarding short-term borrowings (one year or less) at or for the dates indicated:

	At or For the Year Ended September 30,
	2018	2017	2016
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$18,933	$21,784	$20,000
Maximum amount outstanding at any month-end during the period	30,200	35,000	8,975
Balance outstanding at end of period	10,000	20,000	20,000
Average interest rate during the period	2.31%	1.31%	1.17%
Weighted average interest rate at end of period	1.81%	0.84%	1.23%

The following table shows certain information regarding long-term borrowings at or for the dates indicated:

Lomg-term FHLB advances:	Maturity range		weighted average	Stated interest rate range
Description	from	to	interest rate	from	to	2018	2017
						(Dollars in Thousands)
Fixed Rate - Advances	15-Nov-18	9-May-24	2.43%	1.38%	3.23%	$99,358	$88,795
Fixed Rate - Amortizing	18-Nov-19	15-Aug-23	2.71%	1.53%	3.11%	45,325	5,523
Total						$144,683	$94,318

Subsidiaries

The Company has only one direct subsidiary: Prudential Bank. The Bank’s sole subsidiary as of September 30, 2018 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered corporation established to hold investment securities. As of September 30, 2018, PSB had assets of $155.9 million primarily consisting of mortgage-backed and investment securities. We may consider the establishment of one or more additional subsidiaries in the future.

Employees

At September 30, 2018, we had 79 full-time employees, and four part-time employees. None of such employees are represented by a collective bargaining group, and we believe that the Company’s relationship with its employees is good.

REGULATION

General

The Bank is a Pennsylvania-chartered savings bank and is subject to extensive regulation and examination by the Pennsylvania Department of Banking and Securities (the “Department”) and by the Federal Deposit Insurance Corporation ( the “FDIC”), and is also subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the payment of dividends, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Department and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC, the Federal Reserve Board or the Congress could have a material adverse impact on Prudential Bancorp and the Bank and their respective operations.

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

2018 Regulatory Reform

In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “2018 Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory relief for community banks such as Home Federal Bank.

The 2018 Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent to replace the leverage and risk-based regulatory capital ratios. The Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” (the “SBHC Policy”) by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the 2018 Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the 2018 Act will ultimately be applied to us or what specific impact the 2018 Act and the yet-to-be-written implementing rules and regulations will have on community banks.

2010 Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The law also established an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the law that may affect the Bank and Prudential Bancorp. Many regulations implementing these changes have been promulgated, so we cannot determine the full impact on our business and operations at this time.

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

Regulatory Capital Requirements. Federally insured state-chartered non-member banks and savings banks are required to maintain minimum levels of regulatory capital. Current FDIC capital standards require these institutions to satisfy a common equity Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement. The common equity Tier 1 capital component generally consists of retained earnings and common stock instruments and must equal at least 4.5% of risk-weighted assets. Leverage capital, also known as “core” capital, must equal at least 3.0% of adjusted total assets for the most highly rated state-chartered non-member banks and savings banks. Core capital generally consists of common stockholders’ equity (including retained earnings). An additional cushion of at least 100 basis points is required for all other non-member banks and savings banks, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the FDIC’s regulations, the most highly-rated banks are those that the FDIC determines are strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Under the risk-based capital requirement, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The FDIC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

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

At September 30, 2018, the Bank exceeded all of its regulatory capital requirements, with Tier 1, Tier 1 common equity, Tier 1 (to risk-weighted assets) and total risk-based capital ratios of 11.86%, 18.73%, 18.73% and 19.56%, respectively.

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

Department Capital Requirements. The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At September 30, 2018, the Bank’s capital ratios exceeded each of its capital requirements.

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

At September 30, 2018, the Bank was deemed to be a “well capitalized” institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth the Company and the Bank’s capital position relative to its respective regulatory capital requirements at September 30, 2018.

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes(1)		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

Tier 1 capital (to average assets)
Company	$129,890	12.51%	N/A	N/A	N/A	N/A
Bank	123,199	11.86	$41,542	4.00%	$51,928	5.0%
Tier 1 Common (to risk-weighted assets)
Company	129,890	19.74	N/A	N/A	N/A	N/A
Bank	123,199	18.73	29,603	4.5	42,759	6.5
Tier 1 capital (to risk-weighted assets)
Company	129,890	19.74	N/A	N/A	N/A	N/A
Bank	123,199	18.73	26,313	6.0	39,470	8.0
Total capital (to risk-weighted assets)
Company	135,374	20.58	N/A	N/A	N/A	N/A
Bank	128,683	19.56	52,627	8.0	65,783	10.0

(1)	The Company is not subject to the regulatory capital ratios imposed by Basel III on bank holding companies because the Company was deemed to be a small bank holding company as of September 30, 2018.

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

In January 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged. The comment period ended in February 2010. As of September 30, 2018, a final rule has not been adopted.

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At September 30, 2018, the Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Department. At September 30, 2018, the Bank was in compliance with these reserve requirements.

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

Regulatory Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board’s capital adequacy guidelines for bank holding company, on a consolidated basis, are similar to those imposed on the Bank by the FDIC. See “-Regulation of Prudential Savings Bank - Capital Requirements.” Moreover, certain of the bank holding company capital requirements promulgated by the Federal Reserve Board in 2013 became effective as of January 1, 2016. Those requirements establish four minimum capital ratios that Prudential Bancorp had to comply with as of that date as set forth in the table below. However, in May 2016, amendments to the Federal Reserve Board’s SBHC Policy became effective which increased the asset threshold to qualify to utilize the provisions of the SBHC Policy from $500 million to $1.0 billion. Subsequently, as part of the 2018 Act, the threshold was increased to $3.0 billion. Bank holding companies which are subject to the SBHC Policy are not subject to compliance with the regulatory capital requirements set forth in the table below until they exceed $3.0 billion in assets. As a consequence, as of September 30, 2018, Prudential Bancorp was not required to comply with the requirements set forth below until such time that its consolidated total assets exceed $3.0 billion or the Federal Reserve Board determines that Prudential Bancorp is no longer deemed to be a small bank holding company. However, if Prudential Bancorp had been subject to the requirements, it would have been in compliance with such requirements.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of an insured financial institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the insured financial institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the insured financial institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by an insured financial institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 2018, the Bank was in compliance with the above restrictions.

TAXATION

Federal Taxation

General. Prudential Bancorp and the Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. During fiscal 2018, the Internal Revenue Service had concluded an audit of the Company’s tax returns for the year ended September 30, 2014 and no adverse findings were noted. The federal and state income tax returns for taxable years through September 30, 2014 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

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

At September 30, 2018, the total federal pre-1988 reserve was approximately $6.6 million. The reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provisions have been made.

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

State and Local Taxation

Pennsylvania Taxation. Prudential Bancorp is subject to the Pennsylvania Corporate Net Income Tax and the Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2018 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

Prudential is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.50%. The Mutual Thrift Institutions Tax exempts Prudential Savings from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

Item 1A. Risk Factors.

In analyzing whether to make or to continue on investment in our securities, investors should consider, among other factors, the following risk factors.

Our non-performing assets expose us to increased risk of loss

At September 30, 2018, we had total non-performing assets of $14.4 million, or 1.33% of total assets as compared to $15.6 million or 1.70% of total assets as of September 30, 2017. Our non-performing assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans and no interest income is recognized until the loan is performing and the financial condition of the borrower supports recording interest income on a cash basis. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of the Bank. Finally, if our estimate of the allowance for loan losses is inaccurate, we will have to increase the allowance accordingly. At September 30, 2018, our allowance for loan losses amounted to $5.2 million, or 0.9% of total loans and 38.6% of non-performing loans, compared to $4.5 million, or 0.8% of total loans and 29.0% of non-performing loans at September 30, 2017.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings

When we loan money, we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to pay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The continued weakness in the national economy and the economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions, resulting in the increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary banking regulators, the Department and the FDIC, as part of their examination process, which may result in the establishment of an additional provision based upon the judgment of such agencies after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 0.9% of total loans and 38.6% of non-performing loans at September 30, 2018. Our allowance for loan losses at September 30, 2018 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require an increased provision to replenish the allowance, which would negatively affect earnings.

Our existing residential mortgage loans exposes us to lending risks, and the geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

At September 30, 2018, $324.9 million, or 48.8 % of our loan portfolio, was secured by one-to-four family real estate. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in our local housing market that occurred in recent years in many cases reduced the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Real estate values are affected by various factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies and natural disasters. Future weakness in economic conditions also could result in reduced loan demand and a decline in loan originations. In particular, a significant decline in real estate values would likely lead to a decrease in new construction, commercial real estate and residential mortgage loan originations and increased delinquencies and defaults in our real estate loan portfolio.

Our increased emphasis on originating construction and commercial real estate loans may expose us to increased lending risks.

At September 30, 2018, $160.2 million, or 24.1%, of our loan portfolio consisted of construction loans, including loans for the acquisition and development of property, and $119.5 million, or 18.0%, of our loan portfolio consisted of commercial real estate loans. Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied residential real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. We have attempted to minimize these risks by generally concentrating on residential construction loans in our market area to contractors with whom we have established lending relationships and by selling, with respect to larger construction and land development loans, participation interests in order to reduce our exposure. Likewise, commercial real estate loans generally expose a lender to a greater risk of loss than one-to-four family residential loans. Repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the property or business to cover operating expenses and debt service. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Changes in economic conditions that are out of the control of the borrower and lender could impact the value of the security for the loan, the future cash flow of the involved property, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. Additionally, any decline in real estate values may be more pronounced with respect to commercial real estate properties than residential properties. Also, many of construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

In recent periods, the majority of our non-performing assets have related to construction loans. At September 30, 2018, five construction loans aggregating $8.7 million were considered non-performing and on non-accrual status. All of these construction loans were related to a loan relationship consisting of nine loans with a total principal balance outstanding of $10.7 million, all of which were deemed non-performing as of such date. In addition, non-performing assets at September 30, 2018 included 33 one-to-four family loans aggregating $3.0 million, five commercial real estate loans aggregating $1.7 million and real estate owned of $1.0 million.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the FDIC, the FRB and the Office of the Comptroller of the Currency (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of commercial real estate and multi-family loans represents 217.4% of the Bank’s total risk-based capital at September 30, 2018.

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

Our results of operations are substantially dependent on our net interest income. At September 30, 2018, $415.8 million or 38.5 % of our assets was invested in investment securities, certificates of deposit, cash and amounts due from banks. These investments yield substantially less than the loans we hold in our portfolio. The weighted average yield on such assets for the year ended September 30, 2018 was 2.83% as compared to 4.31% for loans. Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets consisted of loans. In addition, at September 30, 2018, $306.2 million, or 83.6% of our investment securities, are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the material size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.

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

Higher interest rates would hurt our profitability

Management is unable to predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, unemployment, monetary policy, domestic and international disorder and instability in domestic and foreign financial markets, and investor and consumer demand. Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of single-family residential loans) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits). The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board (the “FOMC”), and market interest rates. The FOMC raised the federal funds rate three times to date in 2018 and may implement an additional increase as of the end of December 2018.

A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates (or, if adjustable, are initially fixed for periods of five to 10 years) and longer terms than our deposits and borrowings. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. As a result of our historical focus on the origination of one-to-four family residential mortgage loans, which focus has been emphasized in recent years due to asset quality issues experienced by our construction and land development lending activities, the majority of our loans have fixed interest rates. In addition, a large percentage of our investment securities and mortgage-backed securities have fixed interest rates and are classified as held to maturity. As is the case with many banks and savings institutions, our emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our assets. As of September 30, 2018, 35.2% of our loan portfolio had maturities of 10 years or more. Furthermore, at such date, only $113.9 million or 17.1% of the loans due after September 30, 2017 bear adjustable interest rates. At September 30, 2018, 28.1% of our deposits had no stated maturity date and 73.1% consisted of certificates of deposit with maturities of one year or less. This imbalance can create significant earnings volatility because interest rates change over time and are currently at historical low levels. As interest rates increase, our cost of funds will increase more rapidly than the yields on the bulk of our interest-earning assets. In addition, the market value of our fixed-rate assets for example, our investment and mortgage-backed securities portfolios, would decline if interest rates increase. For example, we estimate that as of September 30, 2018, a 200 basis point increase in interest rates would have resulted in our net portfolio value declining by approximately $40.1 million or 2.9%. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

The Company and the Bank are subject to extensive regulation, supervision and examination by the PA Department and the FDIC. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of the Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with the currently existing tax, accounting, securities, insurance, monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

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

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank holding companies and savings and loan holding companies that are no less than those applicable to banks, which could limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

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

We have analyzed the effects of these new capital requirements on a fully phased-in basis, and we believe that we meet all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect as of September 30, 2018.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying dividends or repurchasing shares. Specifically, beginning in 2017, the Bank’s ability to pay dividends is limited if it does not have the capital conservation buffer required by the new capital rules, which may further limit our ability to pay dividends to stockholders.

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

We are subject to environmental liability risk associated with the Bank’s lending activities.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

The fair value of our investment securities can fluctuate due to market conditions outside of our control

As of September 30, 2018, the fair value of our investment securities portfolio was approximately $362.1 million. We have historically taken a conservative investment strategy, with concentrations of securities that are backed by government sponsored enterprises. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

We currently conduct business from our main office and nine banking offices. On January 1, 2017, the Company completed its acquisition of Polonia Bancorp and Polonia Bank, Polonia Bancorp’s wholly owned subsidiary. The acquisition added five banking offices to our existing properties. The financial center at our Old City location was closed on March 31, 2018. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at September 30, 2018.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property and Leasehold Improvements	Amount of Deposits
			(In Thousands)
Main Office	Owned	N/A	$168	$501,549
1834 West Oregon Avenue
Philadelphia, PA 19145

Huntingdon Valley Executive Office	Owned	N/A	3,088	41,957
3993 Huntingdon Pike
Huntingdon Valley, PA 19006

Broad Street Financial Center	Owned	N/A	176	50,644
1722 South Broad Street
Philadelphia, PA 19145

Pennsport Financial Center	Owned	N/A	20	39,759
238A Moore Street
Philadelphia, PA 19148

Drexel Hill Financial Center	Leased	Sep-21	32	27,132
1270 Township Line Road
Drexel Hill, PA 19026

Center City Financial Center	Leased	Oct-22	131	15,619
1500 JFk Boulevard
Philadelphia, PA 19103

Alleghney Financial Center	Owned	N/A	820	48,861
2644-56 E Alleghney Avenue
Philadelphia, PA 19134

Spring Garden Financial Center	Owned	N/A	1,447	28,228
2133-35 Spring Garden Street
Philadelphia, PA 19130

Richmond Financial Center	Owned	N/A	217	4,437
4800 Richmond Street
Philadelphia, PA 19137

Frankford Financial Center	Owned	N/A	406	26,072
8000 Frankford Avenue
Philadelphia, PA 19136

Total			$6,505	$784,258

Item 3. Legal Proceedings

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, on March 31, 2016, Island View Properties, Inc., trading as Island View Crossing II, LP (“Island View Crossing”), and Renato J. Gualtieri (collectively, the “Gualtieri Parties”) filed suit (the “Philadelphia Litigation”) in the Court of Common Pleas, Philadelphia, Pennsylvania (the “Court”), against the Bank seeking damages in an amount in excess of $27.0 million. The lawsuit asserts allegations related to a loan granted by the Bank to the Gualtieri Parties to develop a 169-unit townhouse and condominium project located in Bristol Borough in Bucks County, Pennsylvania (the “Project”).

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

Within the bankruptcy, Island View Crossing, as the debtor and the Chapter 11 Trustee, filed a separate adversary proceeding against the Bank seeking to avoid certain collateral mortgages made by Island View Crossing as well as seeking to avoid certain loans made to Island View Crossing including, but not limited to, a $1.4 million loan and a $5.5 million loan. The complaint was filed on or about December 3, 2018. The Company is evaluating the matter. Given the relatively early stages of the case and the complaint just being filed, we are unable to determine the likelihood of an unfavorable outcome at this time. The Company, however, intends to vigorously defend against the claim.

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

(a)       Our common stock is traded on the NASDAQ Global Market (NASDAQ) under the symbol “PBIP”. At December 1, 2018, there were approximately 357 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms and banks.

The following table shows the quarterly high and low trading prices of our stock, reported on the NASDAQ Stock Market, and the amount of cash dividends declared per share for each of the quarters in fiscal 2018 and 2017:

	Stock Price		Cash dividends
	High	Low	per share
Quarter ended:
September 30, 2018	$19.84	$16.84	$0.40
June 30, 2018	19.87	16.86	0.05
March 31, 2018	18.75	16.04	0.05
December 31, 2017	18.96	17.23	0.20

	Stock Price		Cash dividends
	High	Low	per share
Quarter ended:
September 30, 2017	$18.96	$18.51	$0.03
June 30, 2017	18.48	18.13	0.03
March 31, 2017	18.13	17.68	0.03
December 31, 2016	17.39	17.04	0.03

(b)	Not applicable

(c)	The Company’s repurchases of equity shares for the fourth quarter of fiscal year 2018 were as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (1)
July 1 - 31, 2018	-		$-	-	127,529
August 1 - 31, 2018	31	(2)	$18.48	-	127,529
September 1 - 30, 2018	62,388	(1)	$17.89	-	64,871
	62,419

(1)	On July 15, 2015, the Company announced the Board of Directors had approved a second stock repurchase program authorizing the Company to repurchase up to 850,000 shares of common stock, approximately 10% of the Company’s outstanding shares upon completion of the first repurchase program.

(2)	Shares repurchased in connection with withholding shares to meet income tax withholding obligations upon the vesting of restricted stock awards.

Item 6. Selected Financial Data

Set forth below is selected financial and other data of Prudential Bancorp. Reference is made to the consolidated financial statements and related notes contained in Item 8 which provide additional information.

	At September 30,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Selected Financial and Other Data:
Total assets	$1,081,170	$899,540	$559,480	$487,189	$525,483
Cash and cash equivalents	48,171	27,903	12,440	11,272	45,382
Investment and mortgage-backed securities:
Held-to-maturity	59,852	61,284	39,971	66,384	80,840
Available-for-sale	306,187	178,402	138,694	77,483	57,817
Loans receivable, net	602,932	571,343	344,948	312,633	321,063
Deposits	784,258	635,982	389,201	365,074	391,025
FHLB advances	154,683	114,318	50,638	-	340
Non-performing loans	13,389	15,397	15,878	13,932	5,880
Non-performing assets	14,415	15,589	16,459	14,801	6,240
Total stockholders’ equity, substantially restricted	128,409	136,179	114,002	117,001	129,425
Banking offices	10	11	6	7	7

	Year Ended September 30,
	2018	2017	2016	2015	2014
	(Dollars in Thousands, except per share data)
Selected Operating Data:
Total interest income	$34,851	$26,343	$17,483	$16,680	$16,465
Total interest expense	10,137	5,266	3,326	3,430	3,401
Net interest income	24,714	21,077	14,157	13,250	13,064
Provision for loan losses	810	2,990	225	735	240
Net interest income after provision for loan losses	23,904	18,087	13,932	12,515	12,824
Total non-interest income	2,500	2,198	1,337	3,008	1,111
Total non-interest expense	15,639	16,566	11,290	13,175	11,465
Income before income taxes	10,765	3,719	3,979	2,348	2,470
Income tax expense	3,701	941	1,259	116	690
Net income	$7,064	$2,778	$2,720	$2,232	$1,780
Basic earnings per share	$0.80	$0.33	$0.37	$0.27	$0.20
Diluted earnings per share	$0.78	$0.32	$0.36	$0.27	$0.19
Dividends paid per common share	$0.70	$0.12	$0.12	$0.27	$0.06

Selected Operating Ratios(1):
Average yield earned on interest-earning assets	3.77%	3.65%	3.40%	3.38%	3.28%
Average rate paid on interest-bearing liabilities	1.23	0.82	0.80	0.90	0.89
Average interest rate spread(2)	2.55	2.83	2.60	2.49	2.39
Net interest margin(2)	2.68	2.92	2.75	2.69	2.61
Average interest-earning assets to average interest-bearing liabilities	111.81	111.83	124.28	128.72	130.51
Net interest income after provision for loan losses to non-interest expense	152.85	109.18	123.40	94.99	111.85
Total non-interest expense to total average assets	1.60	2.10	2.11	3.42	2.21
Efficiency ratio(3)	57.47	71.18	72.87	81.04	80.88
Return on average assets	0.72	0.35	0.51	0.58	0.34
Return on average equity	5.45	2.16	2.36	2.37	1.38
Average equity to average total assets	13.28	16.31	21.55	24.39	24.79

(Footnotes on next page)

	At or For the Year Ended September 30,
	2018	2017	2016	2015	2014
Asset Quality Ratios(4):
Non-performing loans as a percent of total loans receivable(5)	2.22%	2.67%	4.60%	4.21%	1.83%
Non-performing assets as a percent of total assets(5)	1.33	1.73	2.94	3.04	1.19
Allowance for loan losses as a percent of non-performing loans	38.59	29.01	20.59	21.03	41.24
Allowance for loan losses as a percent of total loans	0.85	0.78	0.94	0.93	0.75
Net charge-offs to average loans receivable	0.02	0.37	-0.03	0.07	0.05

Capital Ratios(4):
Tier 1 leverage ratio
Company	12.51%	14.81%	20.41%	23.73%	22.39%
Bank	11.86	13.59	18.15	19.50	17.95

Tier 1 common risk-based capital ratio
Company	19.74	23.94	38.57	50.63	N/A
Bank	18.73	21.97	34.36	41.66	N/A

Tier 1 risk-based capital ratio
Company	19.74	23.94	38.57	50.63	57.21
Bank	18.73	21.97	34.36	41.65	40.52

Total risk-based capital ratio
Company	20.58	24.83	39.70	51.98	58.28
Bank	19.56	22.86	35.49	43.00	41.59

__________________

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

(2)	Average interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.

(5)	Non-performing assets generally consist of all loans on non-accrual, loans which are 90 days or more past due as to principal or interest, and real estate acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure. Non-performing assets and non-performing loans also include loans classified as TDRs due to being recently restructured and placed on non-accrual in connection with such restructuring. The TDRs in most cases are performing in accordance with their restructured terms. It is the Company’s policy to cease accruing interest on all loans which are 90 days or more past due as to interest and/or principal.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

At September 30, 2018, we had total assets of $1.1 billion, including net loans of $602.9 million and $366.0 million of investment and mortgage-backed securities, total deposits of $784.3 million and total stockholders’ equity of $128.4 million.

The Company conducts community banking activities by accepting deposits and making loans secured by properties located primarily in our market area. Our lending products consist of residential mortgage loans, including loans for sale in the secondary market, along with commercial real estate, multi-family residential and construction loans. The Company also originates commercial business and consumer loans in an effort to maintain strong customer relationships.

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

Investment and Mortgage-Backed Securities Available for Sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of September 30, 2018 or 2017.

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

In addition, certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and loans transferred into real estate owned at fair value on a non-recurring basis.

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

Derivative Financial Instruments, Contractual Obligations and Other Off Balance Sheet Arrangements.

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. To remain competitive in our local lending area and to support the Company’s asset/liability positioning, on occasion the Bank enters into interest rate swap contracts to control its funding costs.

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

Commitments

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2018.

	Total	Amount of Commitment Expiration - Per Period
	Amounts	Less than	1-3	3-5	After 5
	Committed	1 Year	Years	Years	Years
	(In Thousands)
Letters of credit	$1,642	$410	$1,232	$-	$-
Lines of credit	51,844	4,526	431	17,108	29,779
Undisbursed portions of loans in process	54,474	21,770	17,821	1,974	12,909
Commitments to originate loans	40,433	37,505	0	2,928	-
Total commitments	$148,393	$64,211	$19,484	$22,010	$42,688

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at September 30, 2018.

		Payments Due By Period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$563,820	$411,988	$95,297	$56,535	$-
Advances from FHLB	144,683	20,167	38,738	80,778	5,000
Total long-term debt	708,503	432,155	134,035	137,313	5,000
Short-term borrowings, FHLB	10,000	10,000	-	-	-
Advances from borrowers for taxes and insurance	2,083	2,083	-	-	-
Operating lease obligations	2,324	321	503	516	984
Total contractual obligations	$722,910	$444,559	$134,538	$137,829	$5,984

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

	Year Ended September 30,
	2018			2017			2016
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities (1)	$155,154	$4,862	3.23%	$60,094	$2,004	3.52%	$57,433	$1,550	2.70%
Mortgage-backed securities	153,056	4,078	2.66%	151,430	3,963	2.62%	114,709	2,973	2.59%
Loans receivable (2)	588,493	25,367	4.31%	487,999	20,107	4.12%	327,877	12,909	3.94%
Other interest-earning assets	26,963	544	2.02%	22,361	269	1.20%	13,103	51	0.39%
Total interest-earning assets	923,666	34,851	3.77%	721,884	26,343	3.65%	513,122	17,483	3.41%
Non-interest-earning assets	51,683			65,485			21,622
Total assets	$975,349			$787,369			$534,744
Interest-bearing liabilities:
Savings accounts	$105,665	$66	0.06%	$97,710	$51	0.05%	$73,030	$83	0.11%
Checking and money market accounts	121,954	247	0.20%	127,172	197	0.15%	92,751	165	0.18%
Certificate accounts	454,554	7,073	1.56%	325,824	3,682	1.13%	211,517	2,613	1.24%
Total deposits	682,173	7,386	1.08%	550,706	3,930	0.71%	377,298	2,861	0.76%
FHLB advances	143,913	2,751	1.91%	94,816	1,336	1.41%	35,585	465	1.31%
Total interest-bearing liabilities	826,086	10,137	1.23%	645,522	5,266	0.82%	412,883	3,326	0.81%
Non-interest-bearing liabilities	19,702			13,390			6,618
Total liabilities	845,788			658,912			419,501
Stockholders' equity	129,561			128,457			115,243
Total liabilities and stockholders' equity	$975,349			$787,369			$534,744
Net interest-earning assets	$97,580			$76,362			$100,239

Net interest income, interest rate spread		$24,714	2.55%		$21,077	2.83%		$14,157	2.60%
Net interest margin (3)			2.68%			2.92%			2.76%
Average interest-earning assets to average interest-bearing liabilities			111.81%			111.83%			124.28%

_______________________

(1)	Tax exempt yields have been adjusted to a tax-equivalent basis.
(2)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

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

	2018 vs. 2017				2017 vs. 2016
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total Increase (Decrease)	Rate	Volume	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Investment securities	$(175)	$3,351	$(318)	$2,858	$365	$72	$17	$454
Mortgage-backed securities	72	43	1	116	29	952	9	990
Loans receivable, net	928	4,141	191	5,260	601	6,304	293	7,198
Other interest-earning assets	182	55	37	274	107	36	75	218
Total interest income	1,007	7,590	(89)	8,508	1,102	7,364	394	8,860
Interest expense:
Savings accounts	5	5	-	10	(45)	28	(13)	(30)
Checking and money market accounts (interest-bearing and non-interest bearing)	65	(7)	(3)	55	(23)	61	(9)	29
Certificate accounts	1,388	1,455	548	3,391	(223)	1,412	(120)	1,069
Total deposits	1,458	1,453	545	3,456	(291)	1,501	(142)	1,068
FHLB advances	476	692	247	1,415	36	774	61	871
Total interest expense	1,934	2,145	792	4,871	(255)	2,275	(81)	1,939
Increase (decrease) in net interest income	$(927)	$5,445	$(881)	$3,637	$1,357	$5,089	$475	$6,921

Comparison of Financial Condition at September 30, 2017 and September 30, 2016

At September 30, 2018, the Company had total assets of $1.1 billion, as compared to $899.5 million at September 30, 2017, an increase of $181.6 million or 20.2%. At September 30, 2018, the investment securities portfolio increased by $126.4 million to $367.6 million as compared to September 30, 2017 primarily as a result of the purchase of investment grade corporate bonds and U.S. government agency mortgage-backed securities. Net loans receivable increased $31.6 million to $602.9 million at September 30, 2018 from $571.3 million at September 30, 2017. The increase was primarily due to increases in commercial real estate and construction loans, reflecting our continued emphasis of increasing our investment in such loans. Cash and cash equivalents increased $20.3 million to $48.2 million.

Total liabilities increased by $189.4 million to $952.8 million at September 30, 2018 from $763.4 million at September 30, 2017. Total deposits increased $148.3 million, consisting primarily of certificates of deposit, which were used to fund asset growth as well as meet short-term liquidity needs. At September 30, 2018, the Company had FHLB advances outstanding of $154.7 million, as compared to $114.3 million at September 30, 2017. The increase in the level of borrowings was primarily due to match funding of loan originations as well as to funding purchases of investment securities in order to lock in the yield with minimal interest rate risk as part of the Company’s asset/liability management strategy. All of the borrowings had maturities of less than six years.

Total stockholders’ equity decreased by $7.8 million to $128.4 million at September 30, 2018 from $136.2 million at September 30, 2017. The decrease was primarily due to a reduction in the fair market value of available for sale securities as of September 30, 2018 due to rising market rates which resulted in a substantial increase in the Company’s accumulated other comprehensive loss. Also contributing to the decrease were dividend payments totaling $6.3 million consisting of both regular quarterly dividends totaling $0.20 per share for fiscal 2018 as well as special dividends of $0.15 and $0.35 per share declared in the first and fourth quarters, respectively, of fiscal 2018.

Results of Operations for the Years Ended September 30, 2018, 2017 and 2016

General.

2018 vs. 2017. For the fiscal year ended September 30, 2018, the Company recognized net income of $7.1 million, or $0.78 per diluted share, as compared to net income of $2.8 million, or $0.32 per diluted share for the fiscal year ended September 30, 2017. Both fiscal year periods included significant one-time charges. Fiscal year 2017 results included a one-time $2.5 million pre-tax expense related to the acquisition of Polonia Bancorp which was completed as of January 1, 2017 as well as a $1.9 million non-cash pre-tax charge-off associated with a large lending relationship. Fiscal year 2018 results reflected the effect of a $1.8 million non-cash charge in the first quarter of the fiscal year related to the revaluation of the Company’s deferred tax assets due to the enactment of the Tax Cuts and Jobs Act in December 2017 which significantly reduced the corporate income tax rate applicable to the Company.

2017 vs. 2016. For the fiscal year ended September 30, 2017, the Company recognized net income of $2.8 million, or $0.32 per diluted share, as compared to net income of $2.5 million, or $0.36 per diluted share for the fiscal year ended September 30, 2016. The fiscal year 2017 results included a one-time $2.7 million pre-tax expense related to the Polonia Bancorp acquisition as well as a $1.9 million non-cash pre-tax charge-off associated with a large lending relationship. Increased profitability for the year ended September 30, 2017 was primarily attributable to an increase in net interest income.

Net Interest Income.

2018 vs. 2017. For the year ended September 30, 2018, net interest income increased to $24.7 million as compared to $21.1 million for fiscal 2017. The increase reflected an $8.5 million, or 32.3%, increase in interest income, partially offset by a $4.9 million increase, or 92.5%, in interest paid on deposits and borrowings. The increase in interest income for the year ended September 30, 2018 was primarily due to the increase in the weighted average balances of earning assets combined with the increasing aggregate balance of commercial and construction loans in the loan portfolio as well as the rising interest rate environment. The average balance of interest-earning assets increased by $201.8 million, or 28.0%, to $ 923.7 million for the year ended September 30, 2018 from $721.9 million for the year ended September 30, 2017. The yield on interest-earning assets increased by 12 basis points to 3.77% for the year ended September 30, 2018 as compared to 3.65% for fiscal 2017. However, the weighted average cost of borrowings and deposits increased to 1.23% during the year ended September 30, 2018 from 0.82% for fiscal year 2017 due to significant growth in the balance of both our certificates of deposit and FHLB borrowings in order to fund our asset growth combined with increases in market rates of interest. As a result, our net interest margin declined to 2.68% for the year ended September 30, 2018 from 2.92% for fiscal year 2017.

2017 vs. 2016. For the year ended September 30, 2017, net interest income increased to $21.1 million as compared to $14.2 million for the same period in fiscal 2016. The increase reflected an $8.9 million, or 50.7%, increase in interest income, partially offset by a $1.9 million increase, or 58.3%, in interest paid on deposits and borrowings. The increase in net interest income for fiscal 2017 was primarily due to the increase in the weighted average balance of earning assets reflecting in large part the addition of earning assets acquired as of January 1, 2017 upon completion of the Polonia Bancorp acquisition. The weighted average yield on interest-earning assets increased 25 basis points to 3.65% while the cost of funds increased only 1 basis point to 0.82%.

Provision for Loan Losses.

2018 vs. 2017. The Company established a provision for loan losses of $810,000 for the year ended September 30, 2018 primarily due to the increase in commercial and construction loans. For the year ended September 30, 2017, the Company established a provision for loan losses of $3.0 million. The large provision during the year ended September 30, 2017 was primarily due to the $1.9 million non-cash charge-off incurred in the quarter ended March 31, 2017 related to the lending relationship which involved the planned development of 169 residential lots. The Bank and the borrower are in litigation and no resolution of the situation has been arrived at as of the date hereof in part due to the bankruptcy filing by the borrower effected in June 2017. In light of the status of both the litigation as well as the progress of construction of the project, the Company recorded a $1.9 million non-cash charge-off during the quarter ended March 31, 2017. The remaining portion of the provision recorded during the year ended September 30, 2017 was related to the increase in the outstanding balance of loans. The loans acquired from Polonia Bancorp initially did not have any impact on the allowance for loan losses, because they were acquired at their fair value. Any write-downs to fair value were reflected in the one-time merger-related charge. In the event that the credit quality of any loans acquired from Polonia Bancorp credit should deteriorate in the future, additional provisions may be required. See “Item 3. Legal Proceedings”.

The allowance for loan losses totaled $5.2 million, or 0.9% of total loans and 38.6% of total non-performing loans (which included loans acquired from Polonia Bank at their fair value) at September 30, 2018 as compared to $4.5 million, or 0.8% of total loans and 29.0% of total non-performing loans at September 30, 2017. The Company believes that the allowance for loan losses at September 30, 2018 was sufficient to cover all known and inherent losses associated with the loan portfolio at such date.

2017 vs. 2016. The Company established a provision for loan losses of $3.0 million for the year ended September 30, 2017 primarily due to the aforementioned $1.9 million charge-off as compared to $325,000 for fiscal year 2016. The allowance for loan losses totaled $4.5 million, or 0.8% of total loans and 29.0% of total non-performing loans (which included loans acquired from Polonia Bancorp at their fair-value) at September 30, 2017 as compared to $3.3 million, or 0.9% of total loans and 20.6% of total non-performing loans at September 30, 2016.

Non-interest Income.

2018 vs. 2017. With respect to the year ended September 30, 2018, non-interest income amounted to $2.5 million compared with $2.2 million for fiscal 2017. The increase experienced in fiscal 2108 was primarily attributable to the recognition of $808,000 in gains during the third quarter of fiscal 2018 associated with the unwinding of two cash flow hedges. The hedges were unwound to lock in the embedded gains of the hedge instruments. These gains were partially offset by losses incurred on the sale of securities yielding below current market yields in order to better position the securities portfolio in a rising rate environment. The proceeds from the sales were used to invest in higher yielding loan and investment products.

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

Non-interest Expense.

2018 vs. 2017. For the year ended September 30, 2018, non-interest expense decreased $927,000, to $15.6 million compared to $16.6 million for fiscal year 2017. The primary reason for the higher level of non-interest expense experienced during the year ended September 30, 2017, as compared to fiscal year 2018, was the one-time merger-related charge in the 2017 period of approximately $2.5 million, pre-tax, incurred in connection with the completion of the Polonia Bancorp acquisition in January 2017, the decline being partially offset primarily by increases in employee expenses and professional services.

2017 vs. 2016. For the year ended September 30, 2017, non-interest expense increased $5.3 million, to $16.6 million compared to $11.3 million for fiscal year 2016. The primary reason for the increase for year ended September 30, 2017 as compared to fiscal year 2016 was the additional operating expense resulting from the Polonia Bancorp acquisition which added five financial centers to our branch network as well as additional personnel. In addition, the Company recorded a one-time merger related charge of approximately $2.5 million, pre-tax, during the quarter ended March 31, 2017.

Income Tax Expense.

2018 vs. 2017. For the year ended September 30, 2018, the Company recorded income tax expense of $3.7 million, resulting in an effective tax rate of %, compared to $941,000 for fiscal 2017. The $3.7 million tax expense for the year ended September 30, 2018 included a one-time non-cash charge of $1.8 million related to a revaluation of the Company’s deferred tax assets due to the Tax Cuts and Jobs Act legislation enacted in December 2017 that reduced the statutory corporate income tax rate from 35% to 21%. During fiscal 2018, commencing with the quarter ended December 31, 2017, the Company’s statutory corporate income tax rate was reduced to 24.25% as compared to companies which are calendar year tax reporting companies whose statutory rate decreased to 21% starting January 1, 2018. Effective October 1, 2018, the Company’s statutory tax rate was reduced to 21%. The Company’s tax obligation for the year ended September 30, 2017 was reduced significantly due to the one-time merger-related charge related to the Polonia Bancorp acquisition and a one-time loan write-down described previously, both of which were recorded during the three months ended March 31, 2017.

2017 vs. 2016. For the year ended September 30, 2017, the Company recorded income tax expense of $941,000 resulting in an effective tax rate of 25.3%, compared to $1.3 million and an effective tax rate of 31.6% for fiscal 2016. The effective tax rate for the year ended September 30, 2017 was lower due to the increased tax-free income from BOLI combined with tax benefits associated with the exercise of stock options and the vesting of restricted stock awards.

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

Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2018, our cash and cash equivalents amounted to $48.2 million. In addition, our available for sale investment and mortgage-backed securities amounted to an aggregate of $306.2 million at September 30, 2018.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2018, we had certificates of deposit maturing within the next 12 months amounting to $412.0 million. We anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us unless we determine to lower rates to below those of our competition in order to facilitate the reduction of higher cost deposits during periods when there is excess cash on hand or in order to satisfy our asset/liability goals. There were no deposits as of September 30, 2018 requiring the pledging of collateral.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity requirements should the need arise. As of September 30, 2018, the Bank had $265.7 million of available borrowing capacity along with a line of credit that has been established with the Federal Reserve Bank of Philadelphia and a $12.5 million line of credit with Atlantic Community Bankers Bank. In addition, the Bank has the ability to generate brokered certificates of deposit (and has used on occasion, including in fiscal 2018).

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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2018, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2018, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 6.4% to 30.7%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.9% to 17.3%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from an internal analysis of our accounts up to a maximum of ten years.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities	$5,317	$31,320	$40,965	$77,378	$211,059	$366,039
Loans receivable(2)	145,628	89,907	148,286	95,747	123,364	602,932
Other interest-earning assets (3)	45,714	-	8,940	249	-	54,903
Total interest-earning assets	$196,659	$121,227	$198,191	$173,374	$334,423	$1,023,874

Interest-bearing liabilities:
Savings accounts	$3,007	$8,049	$13,606	$13,131	$59,073	$96,866
Checking and money market accounts	3,724	11,172	18,428	14,886	61,685	109,895
Certificate accounts	171,281	240,708	95,296	56,535	-	563,820
Advances from Federal Home Loan Bank	3,725	13,187	36,852	65,863	35,056	154,683
Real estate tax escrow accounts	2,083	-	-	-	-	2,083
Total interest-bearing liabilities	$183,820	$273,116	$164,182	$150,415	$155,814	$927,347

Interest-earning assets less interest-bearing liabilities	$12,839	$(151,889)	$34,009	$22,959	$178,609	$96,527

Cumulative interest-rate sensitivity gap(4)	$12,839	$(139,050)	$(105,041)	$(82,082)	$96,527

Cumulative interest-rate gap as a percentage of total assets at September 30, 2018	1.19%	-12.86%	-9.72%	-7.59%	8.93%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2018	106.98%	69.57%	83.09%	89.36%	110.41%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes non-performing loans, gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.
(3)	Includes restricted stock in FHLB and ACBB.
(4)	Interest-rate sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of September 30, 2018 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in
Interest Rates				NPV as % of Portfolio
In Basis Points	Net Portfolio Value			Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)

300	$105,350	$(58,209)	-35.59%	10.91%	-4.27%
200	$122,951	$(40,608)	-24.83%	12.29%	-2.89%
100	$140,741	$(22,818)	-13.95%	13.59%	-1.59%
Static	$163,559	$-	---	15.18%	---
(100)	$176,893	$13,334	8.15%	15.91%	0.73%
(200)	$178,019	$14,460	8.84%	15.69%	0.51%
(300)	$176,144	$12,585	7.69%	15.28%	0.10%

At September 30, 2017, the Company’s NPV was $167.7 million or 18.6% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would have been $133.6 million or 16.0% of the market value of assets, a decline of approximately 20.4%. The change in the NPV ratio or Company’s sensitivity measure was a decrease of 259 basis points.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Exposure to Changes in Interest Rates.”

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Prudential Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Prudential Bancorp, Inc. and subsidiary (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and changes of cash flow for each of the three years in the period ended September 30, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 14, 2018, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2009.

/s/ SR Snodgrass, PC.

Cranberry Township, Pennsylvania

December 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Prudential Bancorp, Inc.

 Opinion on the Internal Control over Financial Reporting

We have audited Prudential Bancorp, Inc.'s (the “Company”) internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2018, of the Company and our report dated December 14, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report on Management’s Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ SR Snodgrass, PC

Cranberry Township, Pennsylvania

December 14, 2018

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	September 30,
	2018	2017
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$2,457	$2,274
Interest-bearing deposits	45,714	25,629

Total cash and cash equivalents	48,171	27,903

Certificates of deposit	1,604	1,604
Investment and mortgage-backed securities available for sale (amortized cost—September 30, 2018, $316,719; September 30, 2017, $180,087)	306,187	178,402
Investment and mortgage-backed securities held to maturity (fair value—September 30, 2018, $55,927; September 30, 2017, $60,179)	59,852	61,284
Loans receivable—net of allowance for loan losses (September 30, 2018, $5,167; September 30, 2017, $4,466)	602,932	571,343
Accrued interest receivable	3,825	2,825
Real estate owned	1,026	192
Restricted bank stock—at cost	7,585	6,002
Office properties and equipment—net	7,439	7,804
Bank owned life insurance (BOLI)	28,691	28,048
Deferred income taxes, net	4,655	4,091
Goodwill	6,102	6,102
Core deposit intangible	571	709
Prepaid expenses and other assets	2,530	3,231
TOTAL ASSETS	$1,081,170	$899,540

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Non-interest-bearing	$13,677	$9,375
Interest-bearing	770,581	626,607
Total deposits	784,258	635,982
Advances from Federal Home Loan Bank -Short Term	10,000	20,000
Advances from Federal Home Loan Bank - Long Term	144,683	94,318
Accrued interest payable	3,232	1,933
Advances from borrowers for taxes and insurance	2,083	2,207
Accounts payable and accrued expenses	8,505	8,921

Total liabilities	952,761	763,361

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 10,819,006 issued and 8,987,356 outstanding at September 30, 2018; 10,819,006 issued and 9,008,125 outstanding at September 30, 2017	108	108
Additional paid-in capital	118,345	118,751
Treasury stock, at cost: 1,831,650 shares at September 30, 2018 and 1,810,881 shares at September 30, 2017	(27,744)	(26,707)
Retained earnings	45,854	44,787
Accumulated other comprehensive loss	(8,154)	(760)

Total stockholders' equity	128,409	136,179

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,081,170	$899,540

_____________________________________

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2018	2017	2016
	(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest and fees on loans	$25,367	$20,107	$12,909
Interest on mortgage-backed securities	4,077	2,947	2,494
Interest and dividends on investments	5,015	3,180	1,979
Interest on interest-bearing deposits	392	109	101

Total interest income	34,851	26,343	17,483

INTEREST EXPENSE:
Interest on deposits	7,386	3,930	2,861
Interest on advances from FHLB - short term	347	184	95
Interest on advances from FHLB - long term	2,404	1,152	370

Total interest expense	10,137	5,266	3,326

NET INTEREST INCOME	24,714	21,077	14,157

PROVISION FOR LOAN LOSSES	810	2,990	225

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,904	18,087	13,932

NON-INTEREST INCOME:
Fees and other service charges	668	655	464
Gain on sale of mortgage-backed securities available for sale	(376)	235	418
Gain on sale of loans	-	52	11
Swap income	1,122	-	-
Earnings from BOLI	639	677	333
Other	447	579	111

Total non-interest income	2,500	2,198	1,337

NON-INTEREST EXPENSES:
Salaries and employee benefits	8,273	7,468	6,518
Data processing	733	697	456
Professional services	1,866	1,433	1,075
Office occupancy	1,079	962	670
Depreciation	625	553	325
Director compensation	234	282	424
Federal Deposit Insurance Corporation premiums	278	162	396
Real estate owned expense	176	(13)	19
Advertising	246	214	103
Merger related expenses	-	2,486	300
Core deposit amortization	138	112	-
Other	1,991	2,210	1,004

Total non-interest expenses	15,639	16,566	11,290

INCOME BEFORE INCOME TAXES	10,765	3,719	3,979

INCOME TAXES:
Current	2,429	801	1,275
Deferred expense (benefit)	1,272	140	(16)

Total	3,701	941	1,259

NET INCOME	$7,064	$2,778	$2,720

BASIC EARNINGS PER SHARE	$0.80	$0.33	$0.37

DILUTED EARNINGS PER SHARE	$0.78	$0.32	$0.36

DIVIDENDS PER SHARE	$0.70	$0.12	$0.12

_____________________________________

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended September 30,
	2018	2017	2016
	(Dollars in thousands)

Net income	$7,064	$2,778	$2,720

Unrealized holding (loss) gain on available-for-sale securities	(9,077)	(2,830)	1,801

Tax effect	1,906	962	(612)

Reclassification adjustment for net gains (losses) realized in net income	310	(235)	(418)

Tax effect	(65)	80	142

Unrealized holding gain (loss) on interest rate swaps	599	705	(202)

Tax effect	(126)	(240)	69

Reclassification adjustment for gain on interest rate swap	(808)	-	-

Tax effect	170	-	-

Total other comprehensive (loss) income	(7,091)	(1,558)	780

Comprehensive (loss) income	$(27)	$1,220	$3,500

_____________________________________

See notes to consolidated financial statements

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands)
BALANCE, SEPTEMBER 30, 2015	$95	$95,286	$(4,926)	$(14,691)	$41,219	$18	$117,001

Net income					2,720		2,720
Other comprehensive income						780	780
Dividends paid ($0.12 per share)					(895)		(895)
Purchase of treasury stock (445,881 shares)				(7,047)			(7,047)
Stock option expense		455					455
Restricted shares award expense		462					462
Treasury stock used for employee benefit plan (41,800 shares)		(640)		640			-
ESOP shares committed to be released (32,064 shares)		150	376				526

BALANCE, September 30, 2016	95	95,713	(4,550)	(21,098)	43,044	798	114,002

Net income					2,778		2,778
Other comprehensive loss						(1,558)	(1,558)
Dividends paid ($0.12 per share)					(1,035)		(1,035)
Issuance of common stock	13	21,801					21,814
Purchase of treasury stock (43,735 shares)				(1,083)			(1,083)
Terminate ESOP (303,115 shares)		733	4,456	(5,189)			-
Treasury stock used for employee benefit plan (35,234 shares)		(663)		663			-
Stock option expense		531					531
Restricted shares award expense		578					578
ESOP shares committed to be released (8,879 shares)		58	94				152
BALANCE, September 30, 2017	108	118,751	-	(26,707)	44,787	(760)	136,179

Net income					7,064		7,064
Other comprehensive loss						(7,091)	(7,091)
Dividends paid ($0.70 per share)					(6,300)		(6,300)
Purchase of treasury stock (223,520 shares)				(4,037)			(4,037)
Treasury stock used for employee benefit plan (202,751 shares)		(1,511)		3,000			1,489
Stock option expense		540					540
Restricted shares award expense		565					565
Reclassification due to change in federal tax rate					303	(303)	-

BALANCE, September 30, 2018	$108	$118,345	$-	$(27,744)	$45,854	$(8,154)	$128,409

_________________________________________

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOW

	Years Ended September 30,
	2018	2017	2016
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$7,064	$2,778	$2,720
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	810	2,990	225
Depreciation	625	553	325
Net (amortization) accretion of premiums/discounts	(633)	349	(151)
Amortization of core deposit premium	138	112	-
Earnings on BOLI	(639)	(677)	(333)
(Accretion) amortization of deferred loan fees and costs	(72)	(31)	177
Compensation expense of ESOP	-	152	526
Loss (gain) on sale of investment and mortgage-backed securities	376	(235)	(418)
Writedown of real estate owned	175	-	-
Gain on sale of real estate owned	(45)	(46)	(56)
Gain on sale of loans	-	(52)	(11)
Proceeds from the sale of loans held for sale	-	2,686	461
Originations of loans held for sale	-	(2,634)	(450)
Share-based compensation expense	1,105	1,109	917
Deferred income tax expense (benefit)	1,272	140	(16)
Changes in assets and liabilities which provided (used) cash:
Accrued interest payable	1,299	530	112
Other, net	(172)	(912)	(262)
Accrued interest receivable	(1,000)	(897)	(263)
Net cash provided by operating activities	10,303	5,915	3,503
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(4,480)	(22,647)	(30,500)
Purchase of investment and mortgage-backed securities available for sale	(115,555)	(57,814)	(49,639)
Purchase of corporate debt bonds	(43,299)	(24,381)	(25,495)
Principal collected on loans	90,589	150,561	53,965
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	1,254	1,255	56,988
Available for sale	15,015	19,228	4,348
Loans originated or acquired	(123,608)	(218,611)	(87,264)
Purchase of certificates of deposit	-	498	(2,351)
Redemption of certificates of deposit	-	(249)	498
Purchase of Federal Home Loan Bank stock	(6,780)	(140)	(2,094)
Proceeds from redemption of Federal Home Loan Bank stock	5,197	-	-
Proceeds from sale of investment and mortgage-backed securities	11,052	20,863	11,560
Proceeds from sale of Polonia Bancorp, Inc.'s investment portfolio acquired	-	67,154	-
Proceeds from sale of real estate owned	407	438	925
Acquisition, net of cash	-	3,966	-
Purchase of bank owned life insurance	-	(10,000)	-
Purchases of equipment	(260)	(308)	(177)
Net cash used in investing activities	(170,468)	(70,187)	(69,236)

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOW (continued)

	Year Ended September 30,
	2018	2017	2016
	(Dollars in thousands)

FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts, and savings accounts	(21,241)	(21,609)	(3,548)
Net increase in certificates of deposit	169,821	96,147	27,675
Net (decrease) increase in FHLB short-term borrowings	(10,000)	(7,000)	20,000
Proceeds from FHLB long-term borrowings	93,300	17,249	33,245
Repayment of borrowing from Federal Home Loan Bank	(42,475)	(3,393)	(2,607)
Purchase treasury stock	(2,548)	(6,272)	(7,047)
Cash dividends paid	(6,300)	(1,035)	(895)
Release unallocated shares from ESOP	-	4,456	-
Repayment of remaining principal balance of ESOP loan	-	733	-
(Decrease) increase in advances from borrowers for taxes and insurance	(124)	459	78
Net cash provided by financing activities	180,433	79,735	66,901
NET INCREASE IN CASH AND CASH EQUIVALENTS	20,268	15,463	1,168
CASH AND CASH EQUIVALENTS—Beginning of year	27,903	12,440	11,272

CASH AND CASH EQUIVALENTS—End of year	$48,171	$27,903	$12,440
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal Home Loan Bank	$9,601	$4,736	$3,214

Income taxes paid	$2,700	$1,080	$600

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:

Real estate acquired in settlement of loans	$1,373	$-	$581
Acquisition of noncash assets and liabilities :
Assets acquired:
Investment securities		67,154
Loans		160,785
Premises		6,702
Core deposit intangible		822
Goodwill		6,102
Bank owned life insurance		4,316
Deferred tax assets		3,492
FHLB stock		3,399
Other assets		2,273
Total assets		$255,045
Liabilities assumed:
Deposits		$172,243
Advances		57,232
Other liabilities		7,722
Total liabilities assumed		$237,197
Net non-cash assets acquired		$17,848
Cash acquired		$22,911

_____________________________________________

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Prudential Bancorp, Inc. (the “Company”) is a Pennsylvania corporation that was incorporated in June 2013 to be the successor corporation of Prudential Bancorp, Inc. of Pennsylvania (“Old Prudential Bancorp”), the former stock holding company for Prudential Bank (the “Bank”), a Pennsylvania-chartered, FDIC-insured savings bank with ten full service branches in the Philadelphia area. The Bank‘s primary federal banking regulator is the Federal Deposit Insurance Corporation. The Bank is principally in the business of attracting deposits from its community through its branch offices and investing those deposits, together with funds from borrowings and operations, primarily in single-family residential loans. The Bank’s sole subsidiary as of September 30, 2018 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered corporation established to hold certain investments. As of September 30, 2018, PSB had assets of $156.7 million primarily consisting of investment and mortgage-backed securities.

Most of the Company’s business activities are conducted within a few hours’ drive from Philadelphia and include eastern Pennsylvania, Delaware, New Jersey and southern New York.

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

Certificates of Deposit—The Bank may purchase certificates of deposit issued by FDIC-insured banks in amounts of up to $249,000 and with maturities of between one to five years.

Investment Securities and Mortgage-Backed Securities—Management classifies and accounts for debt securities as follows:

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

Loans Receivable— Lending consists of various loan types including single-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans, and consumer loans and the loans are stated at their unpaid principal balances, net of unamortized net fees/costs.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balance adjusted for unearned income, the allowance for loan losses and any unamortized deferred fees or costs.

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

Restricted Bank Stock – Restricted bank stock includes Federal Home Loan Bank (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”) stock and is classified as a restricted equity security because ownership is restricted and there is no established market for its resale.  FHLB and ACBB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration.

The Bank is a member of the Federal Home Loan Bank of Pittsburgh and as such, is required to maintain a minimum investment in stock of the Federal Home Loan Bank that varies with the level of advances outstanding with the Federal Home Loan Bank.  The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the Federal Home Loan Bank; and (d) the liquidity position of the Federal Home Loan Bank.

The Federal Home Loan Bank of Pittsburgh continues to report net income, continues to declare quarterly cash dividends and had its Aaa bond rating affirmed by Moody’s and AA+ rating affirmed by Standard and Poor’s during 2018 and remained unchanged as of September 30, 2018.With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2018 or 2017.

In 2018 the Bank purchased $90,000 of stock in Atlantic Community Bankers Bank to support a $12.5 million line of credit. The line has not been drawn on.

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

Cash Surrender Value of Life Insurance—The Company funds the policy premiums for life insurance covering the lives of certain officers and directors of the Bank. The bank owned life insurance policies (“BOLI”) provide an attractive tax-exempt return to the Company and is being used by the Company to fund various employee benefit plans and arrangements. The BOLI is recorded at its cash surrender value.

Dividend Payable – Upon declaration of a dividend, a payable is established with a corresponding reduction to retained earnings at the declaration date. There was no dividend payable as of September 30, 2018 or 2017. The Company paid $6.3 million, $1.0 million and $895,000 in cash dividends during the years ended September 30, 2018, 2017 and 2016, respectively.

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

Treasury Stock – Common stock held in treasury is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. During the year ended September 30, 2018, the Company repurchased 223,520 shares of common stock at an average price per share of $18.08. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending upon market conditions and other factors over a one-year period or such longer period of time as may be necessary to complete such repurchases.

Comprehensive Income—Management presents in the consolidated statements of comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity. For the years ended September 30, 2018, 2017 and 2016, the components of comprehensive income were net income, unrealized holding (loss) gain, net of income tax (benefit) expense, on available for sale securities and reclassifications related to realized gains on sale of securities recognized in earnings, net of tax, and unrealized holdings (loss)gain, net of tax, on the fair value of interest rate swaps. Reclassifications are made to avoid double counting in comprehensive income items which are displayed as part of net income for the period.

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

Interest Rate Swap Agreement-For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of assets and liabilities. Interest rate swaps are contracts in which a series of interest rate flow is exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. These swap agreements are derivative instruments and generally convert a portion of the Company’s variable-rate debt to a fixed rate (cash flow hedge) and convert a portion of its fixed-rate loans to a variable rate (fair value hedge).

For the fair value hedges, changes in the fair value of the interest rate swap are expected to be “perfectly effective” in offsetting changes in the fair value of the hedged item, thus no portion of the change in market value is anticipated to be recognized in earnings.

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

Reclassification of Comparative Amounts - Certain items previously reported have been reclassified to conform to the current year’s reporting format. Such reclassifications did not affect consolidated net statement of operations or consolidated stockholders’ equity.

Recently Adopted Accounting Pronouncements

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. On January 1, 2018, the Company adopted this standard which resulted in a reclassification of $303,000 between accumulated other comprehensive income (loss) and retained earnings on the consolidated statement of financial condition.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) deferring the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Since the guidance scopes out revenue associated with financial instruments, including loan receivables and investment securities, we do not expect the adoption of the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company's revenue is not within the scope of Topic 606.  However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The update is not expected to have a significant impact on the Company’s financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice. Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The update is not expected to have a significant impact on the Company’s financial statements.

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

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The amendments in this Update clarify what constitutes a financial asset within the scope of Subtopic 610-20. The amendments also clarify that entities should identify each distinct nonfinancial asset or in-substance nonfinancial asset that is promised to a counterparty and to derecognize each asset when the counterparty obtains control. There is also additional guidance provided for partial sales of a nonfinancial asset and when derecognition, and the related gain or loss, should be recognized. The amendments in this Update are effective at the same time as the amendments in Update 2014-09. Therefore, for public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The update is not expected to have a significant impact on the Company’s financial statements.

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

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01. (1) An entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820. (2) Adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place. (3) Remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities. (4) When the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives, or 825-10, Financial Instruments—Overall. (5) Financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates. (6) The prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01. The update is not expected to have a significant impact on the Company’s financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes the Disclosure Requirements for Fair Value Measurements. The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

3.	EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding and common share equivalents (“CSEs”) that would arise from the exercise of dilutive securities.

The calculated basic and diluted earnings per share are as follows:

	Year Ended September 30,
	2018		2017		2016
	(Dollars in Thousands Except Per Share Data)
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$7,064	$7,064	$2,778	$2,778	$2,720	$2,720

Weighted average common shares outstanding	8,855,938	8,855,938	8,316,638	8,316,638	7,417,044	7,417,044

Effect of CSEs	-	204,175	-	357,871	-	217,701

Adjusted weighted average common shares used in earnings per share computation	8,855,938	9,060,113	8,316,638	8,674,509	7,417,044	7,634,745

Earnings per share	$0.80	$0.78	$0.33	$0.32	$0.37	$0.36

As of September 30, 2018, 2017, and 2016, there were 666,526, 555,185 and 554,445 shares of common stock, respectively, subject to options with an exercise price less than the then current market and which were included in the computation of diluted earnings per share. At September 30, 2018, 2017 and 2016, there were 202,500, 367,379 and 367,464 shares that had exercise prices greater than the current market value and are considered anti-dilutive.

4.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the changes in accumulated other comprehensive (loss) income by component net of tax:

	Year Ended September 30,
	2018	2018	2018	2017	2017	2017
	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total other comprehensive loss	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total other comprehensive loss
Beginning Balance	$(1,091)	$331	$(760)	$931	$(133)	$798
Other comprehensive (loss) income before reclassification	(7,171)	473	(6,698)	(1,867)	464	(1,403)
Amount reclassified from accumulated other comprehensive income	245	(638)	(393)	(155)	-	(155)
Total other comprehensive income (loss)	(6,926)	(165)	(7,091)	(2,022)	464	(1,558)
Recassification due to change in federal income tax rate	(303)	-	(303)	-	-	-
Ending Balance	$(8,320)	$166	$(8,154)	$(1,091)	$331	$(760)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated othercomprehensive (loss) income for the years ended September 30, 2018 and 2017:

	Year Ended September 30,
	2018		2018		2018	2017		2017	2017
					(Dollars in Thousands)
	Securities		Swaps		Total	Securities		Swaps	Total
Unrealized (losses) gain	$(310	)(1)	$808	(2)	$498	$235	(1)	$-	$235
Income taxes	65	(3)	(170	)(3)	(105)	(80	)(3)	-	(80)
	$(245)		$638		$393	$155		$-	$155

(1)	Recorded as a loss on the sale of investment securities
(2)	Recorded as swap income
(3)	Recorded as income tax benefit (expense)

5.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$25,562	$-	$(1,391)	$24,171
State and political subdivisions	22,078	-	(542)	21,536
Mortgage-backed securities - U.S. government agencies	193,451	77	(6,168)	187,360
Corporate debt securities	75,622	-	(2,539)	73,083
Total debt securities available for sale	316,713	77	(10,640)	306,150

FHLMC preferred stock	6	31	-	37

Total securities available for sale	$316,719	$108	$(10,640)	$306,187

Securities Held to Maturity:
U.S. government and agency obligations	$33,500	$85	$(3,311)	$30,274
State and political subdivisions	20,574	2	(696)	19,880
Mortgage-backed securities - U.S. government agencies	5,778	148	(153)	5,773

Total securities held to maturity	$59,852	$235	$(4,160)	$55,927

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$26,125	$9	$(335)	$25,799
Mortgage-backed securities - U.S. government agencies	119,456	146	(1,475)	118,127
Corporate debt securities	34,500	185	(285)	34,400
Total debt securities	180,081	340	(2,095)	178,326

FHLMC preferred stock	6	70	-	76

Total securities available for sale	$180,087	$410	$(2,095)	$178,402

Securities Held to Maturity:
U.S. government and agency obligations	$33,500	$229	$(1,688)	$32,041
State and political subdivisions	20,781	165	(104)	20,842
Mortgage-backed securities - U.S. government agencies	7,003	304	(11)	7,296

Total securities held to maturity	$61,284	$698	$(1,803)	$60,179

As of September 30, 2018, the Bank maintained $130.5 million in a safekeeping account at the FHLB of Pittsburgh used for collateral as a convenience. The Bank is not required to maintain any specific collateral for its borrowings; therefore these securities are not restricted and could be sold or transferred if needed.

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and the length of time that individual securities had been in a continuous loss position at September 30, 2018:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(89)	$4,479	$(1,302)	$19,692	$(1,391)	$24,171
State and political subdivisions	(542)	21,536	-	-	(542)	21,536
Mortgage-backed securities -U.S. government agencies	(1,821)	92,851	(4,347)	86,268	(6,168)	179,119
Corporate debt securities	(1,719)	58,753	(820)	14,330	(2,539)	73,083

Total securities available for sale	$(4,171)	$177,619	$(6,469)	$120,290	$(10,640)	$297,909

Securities Held to Maturity:
U.S. government and agency obligations	$-	$-	$(3,311)	$27,190	$(3,311)	$27,190
Mortgage-backed securities -U.S.s government agencies	(106)	2,630	(46)	930	(152)	3,560
State and political subdivisions	(234)	11,238	(463)	6,618	(697)	17,856

Total securities held to maturity	$(340)	$13,868	$(3,820)	$34,738	$(4,160)	$48,606

Total	$(4,511)	$191,487	$(10,289)	$155,028	$(14,800)	$346,515

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

The Company assesses the credit loss by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The Company bifurcates the OTTI impact on impaired securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI with the amortized cost basis of the debt security.  The Company uses the cash flow expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the bond indenture and other factors, then applies a discount rate equal to the effective yield of the security.  The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss.  The fair value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from the open market and other sources as appropriate for the security.  The difference between the fair value and the security’s remaining amortized cost is recognized in other comprehensive income (loss).

For the years ended September 30, 2018, 2017 and 2016, the Company determined that no OTTI had occurred within the investment and mortgage-back securities portfolios.

U.S. Government and agency obligations – The Company’s investments reflected in the tables above in U.S. Government sponsored enterprise notes consist of debt obligations of the FHLB and Federal Farm Credit System (“FFCS”). These securities are typically rated AAA by one of the internationally recognized credit rating services. There were seven securities in a gross unrealized loss position having an aggregate depreciation of $1.4 million or 5.4% from the Company’s amortized cost basis. The unrealized losses on these debt securities relate principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

U.S. Government agency issued mortgage-backed securities — At September 30, 2018, the gross unrealized loss in U.S. government agency issued mortgage-backed securities in the category of experiencing a gross unrealized loss was $6.3 million or 3.2% from the Company’s amortized cost basis and consisted of 87 securities. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. The unrealized losses on these debt securities relate principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. The Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

Corporate debt securities — At September 30, 2018, the gross unrealized loss corporate debt securities in the category of experiencing a gross unrealized loss was $2.5 million or 3.4% from the Company’s amortized cost basis and consisted of 37 securities. The unrealized losses on these debt securities relates principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

State and political subdivision debt securities — At September 30, 2018, the gross unrealized loss state and political subdivision debt securities was $1.2 million or 2.9% from the Company’s amortized cost basis and consisted of seven securities. The unrealized losses on these debt securities relate principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2018.

The following table shows the gross unrealized losses and related fair values of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2017:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
US government and agency obligations	$(335)	$20,655	$-	$-	$(335)	$20,655
Mortgage-backed securities - US government agencies	(1,135)	77,176	(340)	11,684	(1,475)	88,860
Corporate debt securities	(285)	22,511	-	-	(285)	22,511

Total securities available for sale	$(1,755)	$120,342	$(340)	$11,684	$(2,095)	$132,026

Securities Held to Maturity:
U.S. government and agency obligations	$(1,688)	$28,813	$-	$-	$(1,688)	$28,813
Mortgage-backed securities - US government agencies	(11)	1,176	-	-	(11)	1,176
State and political subdivisions	(104)	7,854	-	-	(104)	7,854

Total securities held to maturity	$(1,803)	$37,843	$-	$-	$(1,803)	$37,843

Total	$(3,558)	$158,185	$(340)	$11,684	$(3,898)	$169,869

The amortized cost and fair value of debt securities by contractual maturity are shown below. Expected maturities as of September 30, 2018 will differ from contractual maturities because of call provisions in the securities. Mortgage-backed securities were not included as the contractual maturity is generally irrelevant due to the borrowers’ right to prepay without pre-payment penalty which results in significant prepayments.

	September 30, 2018
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$2,000	$2,004	$1,002	$994
Due after one through five years	-	-	7,541	7,287
Due after five through ten years	25,484	24,296	63,079	60,807
Due after ten years	26,590	23,854	51,640	49,702

Total	$54,074	$50,154	$123,262	$118,790

During the fiscal years ended September 30, 2018 and 2017, the Company recorded realized gross losses of ($376,000) and gross gains of $235,000, respectively, and gross proceeds from the from the sale of investment and mortgage-backed securities of $11.1 million and $20.9 million, respectively.

6.	LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,
	2018	2017
	(Dollars in Thousands)
One-to-four family residential	$324,865	$351,298
Multi-family residential	34,355	21,508
Commercial real estate	119,511	127,644
Construction and land development	160,228	145,486
Loans to financial institutions	6,000	-
Commercial business	17,792	488
Leases	1,687	4,240
Consumer	953	1,943

Total loans	665,391	652,607

Undisbursed portion of loans-in-process	(54,474)	(73,858)
Deferred loan fees	(2,818)	(2,940)
Allowance for loan losses	(5,167)	(4,466)

Net loans	$602,932	$571,343

The Company originates loans to customers located primarily in its market area of eastern Pennsylvania, Delaware, New Jersey and southern New York. The ultimate repayment of these loans at September 30, 2018 is dependent, to a certain degree, on the state of the local economy and real estate market.

The following table summarizes the loans individually and collectively evaluated for impairment by loan segment at September 30, 2018:

	One- to four family residential	Multi-family residential	Commercial real estate	Construction and land development	Loans to financial institutions	Commercial business	Leases	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$5,081	$298	$1,919	$8,750	$-	$-	$-	$-	$16,048
Collectively evaluated for impairment	319,784	34,057	117,592	151,478	6,000	17,792	1,687	953	649,343
Total loans	$324,865	$34,355	$119,511	$160,228	$6,000	$17,792	$1,687	$953	$665,391

The following table summarizes the loans individually and collectively evaluated for impairment by loan segment at September 30, 2017:

	One- to four- family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Leases	Consumer	Total
	(Dollars in Thousands)

Individually evaluated for impairment	$8,277	$317	$2,337	$8,724	$-	$-	$10	$19,665
Collectively evaluated for impairment	343,021	21,191	125,307	136,762	488	4,240	1,933	$632,942
Total loans	$351,298	$21,508	$127,644	$145,486	$488	$4,240	$1,943	$652,607

The loan portfolio is segmented at a level that allows management to monitor risk and performance. Management evaluates all loans classified as substandard or lower and loans delinquent 90 or more days for potential impairment. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2018:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$5,081	$5,081	$5,432
Multi-family residential	-	-	298	298	298
Commercial real estate	-	-	1,919	1,919	2,057
Construction and land development	-	-	8,750	8,750	11,131
Consumer	-	-	-	-	-
Total	$-	$-	$16,048	$16,048	$18,918

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2017:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$8,277	$8,277	$9,245
Multi-family residential	-	-	317	317	317
Commercial real estate	-	-	2,337	2,337	2,449
Construction and land development	-	-	8,724	8,724	11,105
Commercial business	-	-	10	10	10
Total	$-	$-	$19,665	$19,665	$23,126

The following tables present the average investment in impaired loans and related interest income recognized for the periods indicated:

	September 30, 2018
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$5,741	$24	$59
Multi-family residential	306	21	-
Commercial real estate	2,557	40	7
Construction and land development	8,743	-	-
Commercial business	-	-	-
Consumer	-	-	-
Total	$17,347	$85	$66

	September 30, 2017
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$6,096	$89	$91
Multi-family residential	321	23	-
Commercial real estate	2,459	49	12
Construction and land development	9,163	-	-
Commercial business	-	-	-
Consumer	5	-	-
Total	$18,044	$161	$103

	September 30, 2016
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$5,099	$129	$101
Multi-family residential	344	24	-
Commercial real estate	3,565	96	12
Construction and land development	9,604	-	62
Commercial business	8	-	-
Total	$18,620	$249	$175

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

	September 30, 2018
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
One-to-four residential	$317,033	$2,751	$5,081	$-	$324,865
Multi-family residential	34,057	-	298	-	34,355
Commercial real estate	115,670	1,922	1,919	-	119,511
Construction and land development	151,478	-	8,750	-	160,228
Loans to financial institutions	6,000	-	-	-	6,000
Commercial business	17,792	-	-	-	17,792
Total	$642,030	$4,673	$16,048	$-	$662,751

	September 30, 2017
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
One-to-four residential	$343,021	$1,635	$6,642	$-	$351,298
Multi-family residential	21,191	-	317	-	21,508
Commercial real estate	125,307	1,449	888	-	127,644
Construction and land development	136,762	-	8,724	-	145,486
Commercial business	488	-	-	-	488
Total	$626,769	$3,084	$16,571	$-	$646,424

The following tables present loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status:

	September 30, 2018
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$321,853	$3,012	$324,865
Leases	1,687	-	1,687
Consumer	953	-	953
Total	$324,493	$3,012	$327,505

	September 30, 2017
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$346,191	$5,107	$351,298
Leases	4,240	-	4,240
Consumer	1,943	-	1,943
Total	$352,374	$5,107	$357,481

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	September 30, 2018
							90 Days+
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing
	(Dollars in Thousands)
One-to-four family residential	$321,749	$1,037	$2,079	$3,116	$324,865	$3,012	$-
Multi-family residential	34,355	-	-	-	34,355	-	-
Commercial real estate	117,335	722	1,454	2,176	119,511	1,627	-
Construction and land development	151,478	-	8,750	8,750	160,228	8,750	-
Commercial business	17,792	-	-	-	17,792	-	-
Loans to financial institutions	6,000	-	-	-	6,000	-	-
Leases	1,687	-	-	-	1,687		-
Consumer	837	116	-	116	953	-	-
Total Loans	$651,233	$1,875	$12,283	$14,158	$665,391	$13,389	$-

	September 30, 2017
							90 Days+
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing
	(Dollars in Thousands)
One-to-four family residential	$346,877	$1,746	$2,675	$4,421	$351,298	$5,107	$-
Multi-family residential	21,508	-	-	-	21,508	-	-
Commercial real estate	125,157	1,000	1,487	2,487	127,644	1,566	-
Construction and land development	136,762	-	8,724	8,724	145,486	8,724	-
Commercial business	488	-	-	-	488	-	-
Leases	4,240	-	-	-	4,240	-	-
Consumer	1,874	69	-	69	1,943	-	-
Total Loans	$636,906	$2,815	$12,886	$15,701	$652,607	$15,397	$-

Interest income on nonaccrual loans would have increased by approximately $744,000, $636,000, and $604,000, during fiscal years ended September 30, 2018, 2017, and 2016, respectively, if these loans would have performed in accordance with their original terms.

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

The following tables summarize the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2018, 2017 and 2016. Activity in the allowance is presented for the years ended September 30, 2018, 2017, and 2016:

	September 30, 2018
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Loans to financial institutions	Leases	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2017	$1,241	$205	$1,201	$1,358	$4	$-	$23	$24	$410	$4,466
Charge-offs	(114)	-	-	(12)	-	-	-	(11)	-	(137)
Recoveries	28	-	-	-	-	-	-	-	-	28
Provision	188	142	(47)	208	183	64	(5)	5	72	810
ALLL balance at September 30, 2018	$1,343	$347	$1,154	$1,554	$187	$64	$18	$18	$482	$5,167

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,343	347	1,154	1,554	187	64	18	18	482	5,167

	September 30, 2017
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Leases	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2016	$1,627	$137	$859	$316	$1	$21	$10	$298	$3,269
Charge-offs	(140)	-	-	(1,819)	-	-	(16)	-	(1,975)
Recoveries	182	-	-	-	-	-	-	-	182
Provision	(428)	68	342	2,861	3	2	30	112	2,990
ALLL balance at September 30, 2017	$1,241	$205	$1,201	$1,358	$4	$23	$24	$410	$4,466

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,241	205	1,201	1,358	4	23	24	410	4,466

	September 30, 2016
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Leases	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2015	$1,636	$66	$231	$725	$-	$-	$4	$268	$2,930
Charge-offs	(11)	-	-	-	-	-	-	-	(11)
Recoveries	105	-	-	20	-	-	-	-	125
Provision	(103)	71	628	(429)	1	21	6	30	225
ALLL balance at September 30, 2016	$1,627	$137	$859	$316	$1	$21	$10	$298	$3,269

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,627	137	859	316	1	21	10	298	3,269

Loans acquired in the merger with Polonia Bancorp were recorded at fair value with no carryover of the related allowance for loan losses. Management measured loan fair values based on loan file reviews, appraised collateral values, expected cash flows, and historical loss factors of Polonia Bank. The fair value of the loans acquired was $160.8 million net of a $4.6 million discount. The discount is accreted to interest income over the remaining contractual life of the loans. All loans that had a loan to value ratio of greater than 80% were determined to have sufficient collateral to recover the carrying amount. Thus, none of the loans acquired were considered to be purchased credit-impaired loans and any possible loss would be considered immaterial.

Management established a provision for loan losses of $810,000, $3.0 million and $225,000 during the years ended September 30, 2018, 2017 and 2016, respectively. The provision for loan losses was deemed necessary for fiscal 2018 due to the increase in the aggregate level of commercial and construction loans outstanding and the level of charge-offs incurred during fiscal 2018. The Company believes that the allowance for loan losses at September 30, 2018 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date. At September 30, 2018, the Company’s non-performing assets totaled $14.4 million or 1.3% of total assets as compared to $15.6 million or 1.7% of total assets at September 30, 2017. Non-performing assets at September 30, 2018 included five construction loans aggregating $8.7 million, 32 one-to-four family residential loans aggregating $2.9 million, one single-family residential investment property loan in the amount of $156,000 and five commercial real estate loans aggregating $1.6 million. Non-performing assets at September 30, 2018 also included real estate owned consisting of two single-family residential properties with an aggregate carrying value of $1.0 million. At September 30, 2018, the Company had 10 loans aggregating $6.2 million that were classified as troubled debt restructurings (“TDRs”). Five of such loans aggregating $650,000 were performing in accordance with the restructured terms as of September 30, 2018 and were accruing interest. One TDR is on non-accrual and consists of a $449,000 loan secured by a single family property. One TDR is on non-accrual and consists of a $156,000 loan secured by various commercial and residential properties. The three remaining TDRs totaling $4.9 million are also classified as non-accrual and are a part of a lending relationship totaling $10.6 million (after taking into account a $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower. Subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in June 2017. The Bank has moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings. As of September 30, 2018, the Company had reviewed $19.2 million of loans for possible impairment of which $14.3 million was classified substandard compared to $19.7 million reviewed for possible impairment and $12.7 million of which was classified substandard as of September 30, 2017.

Management will continue to monitor and modify the allowance for loan losses as conditions dictate. No assurances can be given that the level of the allowance for loan losses will cover all of the inherent losses on the loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine, in part the current level of the allowance for loan losses.

The following tables set forth a summary of the TDRs activity for the year ended September 30, 2016. There were no TDRs approved in 2018 or 2017. All of the TDRs involved changes in the interest rates on the loans; no debt was forgiven. At September 30, 2018, out of the 10 then existing TDR loans, five were performing and the remaining five were classified as non-performing.

There were no TDRs established during the years ended September 30, 2018 or 2017.

	As of and for the Year Ended September 30, 2016
	Restructured Current Period
(Dollar Amounts in Thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

One-to-four family residential	1	$482	$482
	1	$482	$482

At September 30, 2018, the Company had twenty-three consumer mortgages with a carrying amount of $1.4 million that are secured by residential real estate property for which foreclosure proceedings are in process according to local jurisdictions.

7.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classifications as follows:

	September 30,
	2018	2017
	(Dollars in Thousands)

Land	$1,437	$1,437
Buildings and improvements	7,449	7,449
Furniture and equipment	3,417	3,158

Total	12,303	12,044
Accumulated depreciation	(4,864)	(4,240)

Total office properties and equipment, net of accumulated depreciation	$7,439	$7,804

For the years ended September 30, 2018, 2017 and 2016, depreciation expense amounted to $625,000, $553,000 and $325,000, respectively.

Lease expense was $360,000, $383,000 and $352,000 for the years ended September 30, 2018, 2017 and 2016, respectively. The Company has executed certain lease commitments is obligated to pay: $321,000 for fiscal year 2019, $250,000 for fiscal year 2020, $253,000 for fiscal year 2021, $256,000 for fiscal year 2022, $260,000 for fiscal year 2023 and $984,000 thereafter.

8.       DEPOSITS

Deposits consist of the following major classifications:

	September 30,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Non-interest-bearing checking accounts	$13,620	1.7%	$9,375	1.5%
Interest-bearing checking accounts	49,209	6.3%	54,267	8.5%
Money market deposit accounts	66,120	8.4%	76,272	12.0%
Passbook, club and statement savings	91,489	11.7%	101,743	16.0%
Certificates maturing in six months or less	301,184	38.4%	154,750	24.3%
Certificates maturing in more than six months	262,636	33.5%	239,575	37.7%

Total	$784,258	100.0%	$635,982	100.0%

The amount of scheduled maturities of certificate accounts was as follows:

September 30, 2018
(Dollars in Thousands)

One year or less	$411,988
One through two years	75,421
Two through three years	19,876
Three through four years	29,059
Four through five years	27,476

Total	$563,820

Certificates of deposit of $250,000 or more at September 30, 2018 and 2017 totaled $81.9 million and $28.9 million, respectively.

Interest expense on deposits was comprised of the following:

	Year Ended September 30,
	2018	2017	2016
	(Dollars in Thousands)
Checking and money market deposit accounts	$247	$192	$165
Passbook, club and statement savings accounts	66	55	83
Certificate accounts	7,073	3,683	2,613
Total	$7,386	$3,930	$2,861

9.	ADVANCES FROM FEDERAL HOME LOAN BANK – SHORT TERM

The year ended September 30, outstanding balances and related information of short-term borrowings from the FHLB are summarized follows:

(Dollar Amounts in Thousands)	2018	2017

Balance at year-end	$10,000	$20,000
Average balance outstanding	$18,933	$21,784
Maximum month-end balance	$30,200	$35,000
Weight-average rate at year-end	2.31%	1.31%
Weight-average rate during the year	1.81%	0.84%

As of September 30, 2018, the borrowing consisted of one $10.0 million 30 day FHLB advance associated with an interest rate swap contract with a weighted average effective cost of 270 basis points.

As of September 30, 2017, the $20.0 million consisted of two $10.0 million 30 day FHLB advances associated with an interest rate swap contract with a weighted average effective cost of 125 basis points.

Average balances outstanding during the year represent daily average balance and interest rates represent interest expense divided by the related average balance.

The Company maintains borrowing facilities with the FHLB, ACBB and Federal Reserve Bank and the terms and interest rate are subject to change on the date of execution.

10.	ADVANCES FROM FEDERAL HOME LOAN BANK – LONG TERM

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by a blanket collateral of loans held by the Bank and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of September 30, 2018 are as follows:

Lomg-term FHLB advances:	Maturity range		Weighted average	Stated interest rate range
Description	from	to	interest rate	from	to	2018	2017
						(Dollars in Thousands)
Fixed Rate - Amortizing	1-Oct-18	30-Sep-19	1.53%	1.53%	1.53%	$1,639	$3,549
Fixed Rate - Amortizing	1-Oct-20	30-Sep-21	2.68%	1.94%	2.83%	23,288	-
Fixed Rate - Amortizing	1-Oct-21	30-Sep-22	2.80%	1.99%	3.05%	11,848	-
Fixed Rate - Amortizing	1-Oct-22	30-Sep-23	2.88%	1.94%	3.11%	8,550	1,974
Total			2.71%			$45,325	$5,523

Fixed Rate - Advances	1-Oct-17	30-Sep-18					$35,271
Fixed Rate - Advances	1-Oct-18	30-Sep-19	1.75%	1.40%	2.66%	$18,528	18,578
Fixed Rate - Advances	1-Oct-19	30-Sep-20	2.62%	1.38%	3.06%	12,413	12,467
Fixed Rate - Advances	1-Oct-20	30-Sep-21	2.45%	1.42%	2.92%	3,037	3,057
Fixed Rate - Advances	1-Oct-21	30-Sep-22	2.28%	1.94%	3.23%	23,380	19,422
Fixed Rate - Advances	1-Oct-22	30-Sep-23	2.70%	2.18%	3.15%	37,000	-
Fixed Rate - Advances	1-Oct-23	30-Sep-24	3.20%	3.20%	3.20%	5,000	-
Total			2.43%			$99,358	$88,795

			2.52%		Total	$144,683	$94,318

Advances from the FHLB with coupon rates ranging from 1.38% to 3.23% are as follows.

		Weighted Average
Maturity	Amount	Coupon Rate
	(Dollars in Thousands)

2019	$33,819	2.13%
2020	26,772	2.66%
2021	13,096	2.71%
2022	27,310	2.37%
2023	38,686	2.71%
2024	5,000	3.20%
	$144,683	2.52%

The Bank maintains a blanket collateral agreement using qualifying loans with the FHLB for future borrowing needs. At September 30, 2018, the Bank had the ability to obtain $265.7 million of additional FHLB advances.

11.	INCOME TAXES

The Company files a consolidated federal income tax return. The Company uses the specific charge-off method for computing reserves for bad debts. Generally this method allows the Company to deduct an annual addition to the reserve for bad debt equal to its net charge-offs.

The provision for income taxes for the fiscal years ended September 30, consists of the following:

	Year Ended September 30,
	2018	2017	2016
	(Dollars in Thousands)

Current:
Federal expense	$2,429	$801	$1,275
Total current taxes	2,429	801	1,275

Change in corporate tax rate	1,756	-	-
Deferred income tax expense (benefit)	(484)	140	(16)
Total income tax provision	$3,701	$941	$1,259

Items that gave rise to significant portions of deferred income taxes are as follows:

	September 30,
	2018	2017
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,445	$1,675
Non-accrual interest	312	349
Accrued vacation	29	12
Capital loss carryforward	356	476
Post-retirement benefit plans	85	98
Split dollar life insurance	10	15
Unrealized losses on available for sale securities	2,212	569
Deferred compensation	838	1,439
Goodwill	80	148
Purchase accounting adjustments	-	731
Employee benefit plans	239	90
Other	55	254
Total deferred tax assets	5,661	5,856
Valuation allowance	(356)	(378)
Total deferred tax assets, net of valuation allowance	5,305	5,478

Deferred tax liabilities:
Property	179	332
Unrealized gains on interest rate swaps	44	171
Purchase accounting adjustments	59	-
Deferred loan fees	368	884
Total deferred tax liabilities	650	1,387
Net deferred tax asset	$4,655	$4,091

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.  The valuation allowance totaled $356,000 and $378,000 at September 30, 2018 and 2017, respectively.

The income tax expense differs from that computed at the statutory federal corporate tax rate as follows:

	Amount	Percentage of Pretax Income	Amount	Percentage of Pretax Income	Amount	Percentage of Pretax Income (Loss)
	Dollars in Thousands)
Tax at statutory rate	$2,611	24.3%	$1,265	34.0%	$1,353	34.0%
Adjustments resulting from:
Change in corporate tax rate	1,756	16.2	-	-	-	-
Valuation allowance	-	-	-	-	(156)	(3.9)
Tax exempt income	(77)	(0.7)	(109)	(2.9)	-	-
Nondeductible merger expenses	-	-	80	2.1	-	-
Income from bank owned life insurance	(155)	(1.4)	(230)	(6.2)	(113)	(2.8)
Employee benefit plans	(134)	(1.2)	(39)	(1.1)	151	3.8
Other	(300)	(2.9)	(26)	(0.6)	24	0.5

Income tax expense	$3,701	34.3%	$941	25.3%	$1,259	31.6%

On December 22, 2017, federal tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was enacted. The Tax Act makes broad and complex changes to the U.S. tax code that affected our income tax rate in fiscal 2018. The Tax Act reduced the U.S. federal corporate tax rate from 34% to 21%. As a result, the Company was required to re-measure, through income tax expense, the deferred tax assets and liabilities using the enacted rate at which they are expected to be recovered or settled. The re-valuation of the net deferred tax asset resulted in additional income tax expense of $1.8 million for the year ended September 30, 2018.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined) and risk-weighted assets (as defined), and of total capital (as defined) to risk-weighted assets. Management believes, as of September 30, 2018 and 2017, that the Company and the Bank met all regulatory capital adequacy requirements to which they each are subject.

To be categorized as well capitalized, the Bank must maintain the minimum Tier 1 capital, Tier 1 common equity, Tier 1 risk-based and total risk-based ratios as set forth in the table below.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2018:
Tier 1 capital (to average assets)
Company	$129,890	12.51%	N/A	N/A	N/A	N/A
Bank	123,199	11.86	$41,542	4.0%	$51,928	5.0%
Tier 1 Common (to risk-weighted assets)
Company	129,890	19.74	N/A	N/A	N/A	N/A
Bank	123,199	18.73	29,603	4.5	42,759	6.5
Tier 1 capital (to risk-weighted assets)
Company	129,890	19.74	N/A	N/A	N/A	N/A
Bank	123,199	18.73	26,313	6.0	39,470	8.0
Total capital (to risk-weighted assets)
Company	135,374	20.58	N/A	N/A	N/A	N/A
Bank	128,683	19.56	52,627	8.0	65,783	10.0

September 30, 2017:
Tier 1 capital (to average assets)
Company	$130,128	14.81%	N/A	N/A	N/A	N/A
Bank	119,189	13.59	$35,093	4.0%	$43,866	5.0%
Tier 1 Common (to risk-weighted assets)
Company	130,128	23.94	N/A	N/A	N/A	N/A
Bank	119,189	21.97	24,411	4.5	35,260	6.5
Tier 1 capital (to risk-weighted assets)
Company	130,128	23.94	N/A	N/A	N/A	N/A
Bank	119,189	21.97	32,548	6.0	43,397	8.0
Total capital (to risk-weighted assets)
Company	134,963	24.83	N/A	N/A	N/A	N/A
Bank	124,024	22.86	43,397	8.0	54,247	10.0

13.	EMPLOYEE BENEFITS

The Bank is a member of a multi-employer (under the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986) defined benefit pension plan covering all employees meeting certain eligibility requirements. The Bank’s policy is to fund pension costs accrued. The expense relating to this plan for the years ended September 30, 2018, 2017 and 2016 was $441,000, $379,000 and $256,000, respectively. There are no collective bargaining agreements in place that require contributions to the plan. Additional information regarding the plan as of September 30, 2018 is noted below:

Legal Name of Plan	Pentegra Defined Benefit Plan for Financial Institutions
Plan Employer Identification Number	13-5645888
The Company's Contribution for the year ended September 30, 2018	$379,000
Are Company's Contributions more than 5% of total contributions?	No
Funded Status	88.80%

The Pentegra Defined Benefits Plan for Financial Institutions is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. During November 2016, participation in the plan by Bank employees was frozen in an effort to reduce expenses on a going forward basis.

The Bank also has a defined contribution plan for employees meeting certain eligibility requirements. The defined contribution plan may be terminated at any time at the discretion of the Bank. There was an expense of $102,000 relating to this plan for the year ended September 30, 2018. There was no expense relating to the plan for 2017 and 2016.

As of December 31, 2016, the Boards of Directors of the Company and the Bank voted to terminate the Bank’s employee stock ownership plan (“ESOP”) effective December 31, 2016. The final allocation was made to the individual participants during December 2017. The expense relating to the ESOP for the years ended September 30, 2018, 2017 and 2016 was $-0-, $152,000 and $526,000, respectively.

The Company maintains the 2008 Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the 2008 RRP purchased 213,528 shares (on a converted basis) of the Company’s common stock in the open market for an aggregating cost of approximately $2.5 million, at an average purchase price per share of $11.49. The Company made sufficient contributions to the 2008 RRP to fund these purchases. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares of common stock can be awarded as restricted stock awards or units, of which 233,500 shares were awarded during February 2015. In August 2016, the Company granted 7,473 shares under the 2008 RRP and 3,027 shares under the 2014 SIP. In March 2017, the Company granted 17,128 shares under the 2014 SIP. In March 2018, the Company granted 8,209 shares under the 2008 RRP and 18,291 shares under the 2014 SIP. Shares subject to awards under either plan generally vest at the rate of 20% per year over five years.

During the year ended September 30, 2018, approximately $565,000 was recognized in compensation expense for the RRP. Tax benefits of $200,000 were recognized during the year ended September 30, 2018. During the year ended September 30, 2017, approximately $578,000 was recognized in compensation expense for the RRP. Tax benefits of $286,000 were recognized during the year ended September 30, 2017. During the year ended September 30, 2016, approximately $463,000 was recognized in compensation expense for the RRP. Tax benefits of $219,000 were recognized during the year ended September 30, 2016. At September 30, 2018, approximately $1.3 million of additional compensation expense for the shares awarded related to the RRP remained unrecognized. The weighted average period over which this expense will be recognized is 2.3 years.

A summary of the Company’s non-vested stock award activity for the years ended September 30, 2018 and 2017 is presented in the following table:

	Year Ended September 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested stock awards at beginning of year	142,594	$12.79
Issued	26,500	18.46
Forfeited	(5,243)	11.91
Vested	(46,935)	12.16
Non-vested stock awards at the end of the period	116,916	$14.36

	Year Ended September 30, 2017
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at beginning of year	172,788	$12.03
Issued	17,128	17.43
Forfeited	(1,467)	10.47
Vested	(45,855)	11.72
Nonvested stock awards at the end of the period	142,594	$12.79

	Year Ended September 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested stock awards at beginning of year	241,428	$11.74
Issued	10,500	14.42
Forfeited	(30,180)	11.92
Vested	(48,960)	11.60
Nonvested stock awards at the end of the period	172,788	$12.03

The Company maintains the 2008 Stock Option Plan (the “Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 (on a converted basis) shares of common stock were approved for future issuance pursuant to the Option Plan. As of September 30, 2018, all of the options had been awarded under the Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 605,000 shares were awarded during February 2015 pursuant to the 2014 SIP. During August 2016, the Company granted 18,866 shares under the Option Plan and 8,634 shares under the 2014 SIP. In March 2017, the Company granted 22,828 shares under the 2014 SIP. In May 2017, the Company granted 25,000 shares under the 2014 SIP and 283 shares under the Option Plan. In March 2018, the Company granted 159,265 shares under the 2014 SIP and 18,235 shares under the Option Plan.

A summary of the status of the Company’ stock options under the Option Plan and the 2014 SIP as of September 30, 2018, 2017, and 2016 and changes during the years ended September 30, 2018, 2017, and 2016 are presented below:

	Year Ended September 30, 2018
	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	922,564	$12.04
Granted	177,500	18.46
Exercised	(216,796)	11.76
Forfeited	(14,242)	11.90
Outstanding at the end of the period	869,026	13.32
Exercisable at the end of the period	451,899	$11.45

	Year Ended September 30, 2017
	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	921,909	$11.70
Granted	47,828	17.92
Exercised	(43,890)	11.41
Forfeited	(3,283)	11.84
Outstanding at the end of the period	922,564	12.04
Exercisable at the end of the period	554,802	$11.47

	Year Ended September 30, 2016
	Number of Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	1,074,430	$11.92
Granted	27,500	14.42
Exercised	(99,545)	11.45
Forfeited	(80,476)	11.52
Outstanding at the end of the period	921,909	11.70
Exercisable at the end of the period	467,397	$11.40

The weighted average remaining contractual term of the outstanding options was approximately 6.5 years for options outstanding as of September 30, 2018.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013, $4.67 for the options granted during fiscal 2014, $4.58 for options granted during fiscal 2015, $2.13 for options granted during fiscal 2016, $3.18 for options granted during fiscal 2017 and $3.63 for options granted to date in fiscal 2018. The fair value for grants made in fiscal 2018 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $17.43, term of seven years, volatility rate of 14.37%, interest rate of 2.22% and a yield rate of 0.69%. The fair value for grants made in fiscal 2018 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $18.46, term of seven years, volatility rate of 15.90%, interest rate of 2.82% and a yield rate of 1.08%.

During the year ended September 30, 2018, $540,000 was recognized in compensation expense for the Option Plan and the 2014 SIP. A tax benefit of $137,000 was recognized during the year ended September 30, 2018. During the year ended September 30, 2017, $531,000 was recognized in aggregate compensation expense for the Option Plan and the 2014 SIP. A tax benefit of $146,000 was recognized during the year ended September 30, 2017. During the year ended September 30, 2016, $455,000 was recognized in aggregate compensation expense for the Option Plan and the 2014 SIP. A tax benefit of $155,000 was recognized during the year ended September 30, 2016. At September 30, 2018, approximately $1.3 million of additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 2.2 years.

14.	INTEREST RATE SWAP AGREEMENTS

The Company has contracted with a third party to participate in interest rate swap contracts. One of the swaps is a cash flow hedge associated with a $10.0 million FHLB advance at September 30, 2018. There were two cash flow hedges associated with $20.0 million of FHLB advances at September 30, 2017. These interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed payments. During the year ended September 30, 2018, $48,000 of income was recognized as ineffectiveness through interest income, while none was recognized as ineffectiveness through earnings during the year ended September 30, 2017. The two cash flow hedge interest rate swaps from the 2017 period were unwound during June 2018 at a pre-tax gain of $808,000. There were nine interest rate swaps designated as fair value hedges involving the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements that were applicable to two loans and seven investment securities as of September 30, 2018. The fair value is recorded in the other assets section of the balance sheet.

Below is a summary of the interest rate swap agreements and the terms as of September 30, 2018 and 2017.

	Hedged	Notional	Pay	Receive	Maturity	Unrealized
	Item	Amount	Rate	Rate	Date	Gain (Loss)
	(Dollars in Thousands)

Interest rate swap contract	FHLB Advance	$10,000	2.70%	1 Mth Libor	10-Apr-25	$35
Interest rate swap contract	State and political subdivision	1,705	3.06%	3 Mth Libor	15-Feb-27	(19)
Interest rate swap contract	State and political subdivision	2,825	3.06%	3 Mth Libor	1-Apr-27	(31)
Interest rate swap contract	State and political subdivision	5,000	3.07%	3 Mth Libor	1-Jan-28	(57)
Interest rate swap contract	State and political subdivision	1,235	3.07%	3 Mth Libor	1-Mar-28	(14)
Interest rate swap contract	State and political subdivision	4,500	3.07%	3 Mth Libor	1-May-28	(52)
Interest rate swap contract	State and political subdivision	3,305	3.05%	3 Mth Libor	1-Feb-27	(32)
Interest rate swap contract	State and political subdivision	3,000	3.06%	3 Mth Libor	15-Oct-27	(32)
Interest rate swap contract	Commercial loan	8,300	5.74%	1 Mth Libor +250 bp	13-Jun-25	-
Interest rate swap contract	Commercial loan	1,100	4.10%	1 Mth Libor +276 bp	1-Aug-26	-

						$(202)

119

		2017
	Hedged	Notional	Pay	Receive	Maturity	Unrealized
	Item	Amount	Rate	Rate	Date	Gain
				(Dollars in Thousands)

Interest rate swap contract	FHLB advances	$10,000	1.15%	1 Mth Libor	6-Apr-21	$217
Interest rate swap contract	FHLB advances	10,000	1.18%	1 Mth Libor	13-Jun-21	223
Interest rate swap contract	Commercial loan	1,100	4.10%	1 Mth Libor +276 bp	1-Aug-26	62

						$502

15.	COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2018, the Company had $40.4 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.25% to 6.25%. At September 30, 2017, the Company had $45.9 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.75% to 5.50%. The aggregate undisbursed portion of loans-in-process amounted to $54.5 million and $73.9 million, respectively, at September 30, 2018 and 2017.

The Company also had commitments under unused lines of credit of $51.9 million as of September 30, 2018 and $7.4 million as of September 30, 2017 and letters of credit outstanding of $1.6 million as of September 30, 2018 and $1.4 million as of September 30, 2017. The increase in unused commitments as of September 30, 2018 was primarily the result of five loans with unused commitments totaling $37.0 million, as of such date.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At September 30, 2018, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $1.5 million. This exposure is for the life of the related loans and payables, on the Company’s proportionate share, as actual losses are incurred.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2018 and 2017, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets as of September 30, 2018 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$24,171	$-	$24,171
State and political subdivisions	-	21,536	-	21,536
Mortgage-backed securities - U.S. Government agencies	-	187,360	-	187,360
Corporate bonds	-	73,083	-	73,083
FHLMC preferred stock	37	-	-	37
Interest rate swap contracts	-	225	-	225
Total	$37	$306,375	$-	$306,412

Those assets as of September 30, 2017 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$25,799	$-	$25,799
Mortgage-backed securities - U.S. Government agencies	-	118,127	-	118,127
Corporate bonds	-	34,400	-	34,400
FHLMC preferred stock	76	-	-	76
Interest rate swap contracts	-	502	-	502
Total	$76	$178,828	$-	$178,904

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparable included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value of $14.3 million and $19.7 million at September 30, 2018 and 2017, respectively.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is generally repossessed and reclassified to foreclosed real estate and repossessed assets. These repossessed assets are carried at the lower of cost or fair value of the collateral, based on independent appraisals, less cost to sell and would be categorized as Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, the age of the comparables included in the appraisal, and known changes in the market and in the collateral. Thus the evaluations are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.

Summary of Non-Recurring Fair Value Measurements

	At September 30, 2018
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$16,048	$16,048
Real estate owned	-	-	1,026	1,026
Total	$-	$-	$17,074	$17,074

	At September 30, 2017 (Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$19,665	$19,665
Real estate owned	-	-	192	192
Total	$-	$-	$19,857	$19,857

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within level 3 of the fair value hierarchy:

	At September 30, 2018
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$16,048	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 8% discount / 6%
Real estate owned	$1,026	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	18% discount

	At September 30, 2017
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$19,665	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 57% discount / 7%
Real estate owned	$192	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	10% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

			Fair Value Measurements at
			September 30, 2018
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$48,171	$48,171	$48,171	$-	$-
Certificates of deposit	1,604	1,604	1,604	-	-
Investment and mortgage-backed securities available for sale	306,187	306,187	37	306,150	-
Investment and mortgage-backed securities held to maturity	59,852	55,927	-	55,927	-
Loans receivable, net	602,932	598,596	-	-	598,596
Accrued interest receivable	3,825	3,825	3,825	-	-
Restricted stock	7,585	7,585	7,585	-	-
Interest rate swap contracts	225	225	-	225	-
Bank owned life insurance	28,691	28,691	28,691	-	-

Liabilities:
Checking accounts	62,886	62,886	62,886	-	-
Money market deposit accounts	60,686	60,686	60,686	-	-
Passbook, club and statement savings accounts	96,866	96,866	96,866	-	-
Certificates of deposit	563,820	569,375	-	-	569,375
Accrued interest payable	3,232	3,232	3,232	-	-
Advances from FHLB -short-term	10,000	10,000	10,000		-
Advances from FHLB -long-term	144,683	141,116	-	-	141,116
Advances from borrowers for taxes and insurance	2,083	2,083	2,083	-	-

			Fair Value Measurements at
			September 30, 2017
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$27,903	$27,903	$27,903	$-	$-
Certificates of deposit	1,604	1,604	1,604	-	-
Investment and mortgage-backed securities available for sale	178,402	178,402	76	178,326	-
Investment and mortgage-backed securities held to maturity	61,284	60,179	-	60,179	-
Loans receivable, net	571,343	575,876	-	-	575,876
Accrued interest receivable	2,825	2,825	2,825	-	-
Restricted stock	6,002	6,002	6,002	-	-
Interest rate swap contracts	502	502	-	502	-
Bank owned life insurance	28,048	28,048	28,048	-	-

Liabilities:
Checking accounts	63,642	63,642	63,642	-	-
Money market deposit accounts	76,272	76,272	76,272	-	-
Passbook, club and statement savings accounts	101,743	101,743	101,743	-	-
Certificates of deposit	394,325	398,078	-	-	398,078
Accrued interest payable	1,933	1,933	1,933	-	-
Advances from FHLB -short-term	20,000	20,000	20,000	-	-
Advances from FHLB -long-term	94,318	93,579	-	-	93,579
Advances from borrowers for taxes and insurance	2,207	2,207	2,207	-	-

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

Restricted Stock—The carrying amount of restricted stock approximates fair value, and considers the limited marketability of such securities. Restricted stock is classified within level 2 of the fair value hierarchy.

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

17.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp on January 1, 2017.

	Balance			Balance
	October 1,	Additions/		September 30,	Amortization
	2017	Adjustments	Amortization	2018	Period
			(Dollars in Thousands)
Goodwill	$6,102	$-	$-	$6,102
Core deposit intangible	709	-	(138)	571	10 years
	$6,811	$-	$(138)	$6,673

As of September 30, 2018, the future fiscal periods amortization expense for the core deposit intangible is:

(In Thousands)
2019	$123
2020	108
2021	93
2022	78
2023	64
Thereafter	105
$571

18.	BUSINESS COMBINATIONS

On January 1, 2017, the previously announced proposed acquisition (the “Merger”) of Polonia Bancorp pursuant to the Agreement of Plan of Merger by and between Polonia Bancorp and the Company, dated as of June 2, 2016 (the “ Merger Agreement”) was completed. The shareholders of Polonia Bancorp had the option to receive $11.09 per share in cash or 0.7460 of a share of Company common stock for each share of Polonia Bancorp common stock held thereby, subject to allocation provisions to assure that, in the aggregate, Polonia Bancorp shareholders received total merger consideration that consisted of 50% stock and 50% cash. As a result of Polonia Bancorp shareholder stock and cash elections and the related proration provisions of the Merger Agreement, the Company issued 1,274,197 shares of its common stock and approximately $18.9 million was paid in cash for the Merger.

In connection with the Merger, the consideration paid and the estimated fair value of identifiable assets and liabilities assumed as of the date of the Merger are summarized in the following table:

(Dollars in Thousands)
Consideration paid:
Common stock issued (1,274,197 shares) at a fair value per share of $17.12 per share.	$21,814
Cash for common stock exchanged	18,944
Cash in lieu of fractional shares	1
40,759
Assets acquired:
Cash and due from banks	22,911
Investments available for sale	67,154
Loans	160,785
Premises and equipment	6,702
Deferred taxes	3,492
Bank owned life insurance	4,316
Core deposit intangible	822
Restricted stock	3,399
Other assets	2,273
Total assets	271,854

Liabilities assumed:
Deposits	172,243
FHLB advances, short-term	7,000
FHLB advances, long -term	50,232
Other liabilities	7,722
Total liabilities	237,197
Net assets acquired	34,657
Goodwill resulting from the acquisition	$6,102

The following table summarizes the fair value of the assets acquired and the liabilities assumed as of the date of acquisition of Polonia Bancorp. The core deposit intangible is being amortized over 10 years using an accelerated method. Goodwill is not amortized, but instead is evaluated annually for impairment.

(Dollars in Thousands, Except Per Share Data)

Purchase Consideration

Polonia Bancorp Common Stock:
Total shares of common stock outstanding	3,416,311
Common stock issued capital	1,708,155
Shares redeemed for cash capital	1,708,156

Prudential common stock issued (conversion rate 0.7460)	1,274,197
Prudential closing price at December 31, 2016	$17.12

Cash-out rate paid per share for Polonia Bancorp common stock	$11.09

Purchase consideration assigned to Polonia Bancorp shares exchanged for Company common stock	$21,814
Cash paid to Polonia Bancorp shareholders for Polonia Bancorp shares	$18,944
Cash paid for fractional shares	$1
$40,759

Net Assets Acquired

Polonia Bancorp stockholders' equity	37,101
Core deposit intangible asset	822
Estimated adjustments to reflect assets acquired at fair value:
Investment securities	(781)
Portfolio loans	(4,643)
Allowance for loan and lease losses	1,002
Premises	2,850
Other assets	(73)
Deferred taxes	505
Total fair value adjustment to assets acquired	(318)
Estimated adjustments to reflect liabilities assumed at fair value:
Time deposits	(894)
Borrowings	(1,232)
Total fair value adjustment to liabilities assumed	(2,126)
Total net assets acquired	34,657
Goodwill resulting from merger	6,102

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

	Actual from
	Acquistion date
	through	Twelve Months ended
	September 30,	September 30,
	2017	2017	2016
(Dollars in Thousands, Except Per Share Data)

Net interest income	$3,467	$22,551	$29,702
Provision for loan and leases losses	-	2,990	2,990
Net interest income after provision for loan and lease losses	3,467	19,561	26,712
Non-interest income	250	2,205	3,365
Non-interest expense	2,380	20,287	29,229
Income before income taxes	1,337	1,479	848
Income tax expense	455	225	81
Net income	$882	$1,254	$767
Per share data
Weighed average basic shares outstanding	8,316,638	8,316,638	8,691,241
Dilutive shares	357,871	357,871	224,037
Adjusted weighted-average dilutive shares	8,674,509	8,674,509	8,915,278
Basic earnings per common share	$0.11	$0.15	$0.09
Dilutive earnings per common share	$0.10	$0.14	$0.09

Non-recurring merger costs included in the table above		$3,559	$723

(a)	Weighted-average basis shares outstanding for both periods reflected are the Company’s weighted-average shares plus the 1,274,197, shares that were issued as consideration for the Merger. The dilutive shares reflect the Company’s estimated diluted shares for the period

19.	PRUDENTIAL BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENT OF FINANCIAL CONDITION

September 30,

	2018	2017
	(Dollars in Thousands)
Assets:
Cash	$5,435	$9,792
Investment in Bank	121,718	125,240
Other assets	1,256	1,147
Total assets	$128,409	$136,179

Stockholders' equity:
Preferred stock	-	-
Common stock	108	108
Additional paid-in-capital	118,345	118,751
Treasury stock	(27,744)	(26,707)
Retained earnings	45,854	44,787
Accumulated other comprehensive loss	(8,154)	(760)

Total stockholders' equity	$128,409	$136,179

INCOME STATEMENT

For the year ended September 30,

	2018	2017	2016
	(Dollars in Thousands)

Interest on ESOP loan	$-	$59	$247
Equity in the undistributed earnings of the Bank	7,465	3,255	2,911
Other income	-	-	-

Total income	7,465	3,314	3,158

Professional services	168	369	161
Other expense	362	413	376

Total expense	530	782	537

Income before income taxes	6,936	2,532	2,621

Income tax benefit	(128)	(246)	(99)

Net income	$7,064	$2,778	$2,720

CASH FLOWS

For the year ended September 30,

	2018	2017	2016
	(Dollars in Thousands)
Operating activities:
Net income	$7,064	$2,778	$2,720
Other, net	(204)	46	(579)
Equity in the undistributed earnings of the Bank	(7,465)	(3,255)	(2,911)

Net cash used in operating activities	(605)	(431)	(770)

Investing activities:
Repayments received on ESOP loan	-	5,277	341
Acquisitions, net of cash	-	3,966	-

Net cash provided by investing activities	-	9,243	341

Financing activities:
Purchase of treasury stock	2,548	(4,526)	(7,047)
Cash dividends paid	(6,300)	(1,035)	(895)

Net cash used in financing activities	(3,752)	(5,561)	(7,942)

Net (decrease) increase in cash and cash equivalents	(4,357)	3,251	(8,371)

Cash and cash equivalents, beginning of year	9,792	6,541	14,912

Cash and cash equivalents, end of year	$5,435	$9,792	$6,541

20.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the years ended September 30, 2018, 2017, and 2016 is as follows:

	September 30, 2018				September 30, 2017
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr
	(Dollars in Thousands, Except Per Share Data)

Interest income	$8,036	$8,355	$8,931	$9,529	$4,505	$6,671	$7,430	$7,737
Interest expense	1,900	2,127	2,709	3,401	858	1,373	1,377	1,656
Net interest income	6,136	6,228	6,222	6,128	3,647	5,298	6,053	6,081
Provision for loan losses	210	150	325	125	185	2,365	30	410
Net interest income after provision for loan losses	5,926	6,078	5,897	6,003	3,462	2,933	6,023	5,671
Non-interest income	415	567	985	533	358	518	625	699
Non-interest expense	4,043	3,869	3,770	3,957	2,720	6,763	3,500	3,587
Income (loss) before income tax expense	2,298	2,776	3,112	2,579	1,100	(3,312)	3,148	2,783
Income tax expense (benefit)	2,264	619	676	142	370	(1,171)	1,031	711
Net income	$34	$2,157	$2,436	$2,437	$730	$(2,141)	$2,117	$2,072

Per share:
Earnings (loss) per share - basic	$0.00	$0.24	$0.28	$0.27	$0.09	$(0.27)	$0.25	$0.26
Earnings (loss) per share - diluted	$0.00	$0.24	$0.26	$0.26	$0.09	$(0.27)	$0.25	$0.24
Dividends per share	$0.20	$0.05	$0.05	$0.40	$0.03	$0.03	$0.03	$0.03

	September 30, 2016
	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr
	(Dollars in Thousands, Except Per Share Data)

Interest income	$4,056	$4,366	$4,474	$4,587
Interest expense	800	849	824	853
Net interest income	3,256	3,517	3,650	3,734
Provision for loan losses	0	75	150	0
Net interest income after provision for loan losses	3,256	3,442	3,500	3,734
Non-interest income	274	209	400	454
Non-interest expense	2,896	2,796	2,815	2,783
Income before income tax expense	634	855	1,085	1,405
Income tax expense(benefit)	221	307	308	423
Net income	$413	$548	$777	$982

Per share:
Earnings per share - basic	$0.05	$0.08	$0.10	$0.14
Earnings per share - diluted	$0.05	$0.07	$0.10	$0.14
Dividends per share	$0.03	$0.03	$0.03	$0.03

Due to rounding, the sum of the earnings per share in individual quarters may differ from reported amounts.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations and are operating in an effective manner.

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

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of September 30, 2018. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

The Board of Directors of Prudential Bancorp, through its Audit Committee, provides oversight to management’s conduct of the financial reporting process. The Audit Committee, which is composed entirely of independent directors, is also responsible for the appointment of the independent registered public accounting firm. The Audit Committee also meets with management, the internal audit staff, and the independent registered public accounting firm throughout the year to provide assurance as to the adequacy of the financial reporting process and to monitor the overall scope of the work performed by the internal audit staff and the independent public accountants.

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
Chief Financial Officer and Treasurer

Changes in Internal Controls over Financial Reporting. No change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 2019, is expected to be which filed with the Securities and Exchange Commission on or about January18, 2019 ("Definitive Proxy Statement").

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

Equity Compensation Plan Information. The following table provides information as of September 30, 2018 with respect to shares of common stock that may be issued under the existing equity compensation plans, which consist of the 2008 Stock Option Plan, the 2008 Recognition and Retention Plan and the 2014 Stock Incentive Plan, all of which were approved by the Company’s shareholders. The share amounts set forth below with respect to the 2008 Stock Option Plan and the 2008 Recognition and Retention Plan have been adjusted for the exchange of shares in connection with the second-step conversion completed on October 9, 2013, at an exchange ratio of 0.9442 of a share of Company common stock for each share of Old Prudential Bancorp held by other than Prudential Mutual Holding Company.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	985,942	(1)	$13.44	(1)	336,229
Equity compensation plans not approved by security holders	—		—		—
Total	985,942		$13.44		336,229

___________________

(1)	Includes 116,916 shares subject to restricted stock grants which were not vested as of September 30, 2018. The weighted average exercise price excludes such restricted stock grants.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation of Prudential Bancorp, Inc. (1)
3.2	Bylaws of Prudential Bancorp, Inc. (1)
4.0	Form of Stock Certificate of Prudential Bancorp, Inc. (1)
10.1	Amended and Restated Post Retirement Agreement between Prudential Savings Bank and Joseph W. Packer, Jr. (2)*
10.2	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. and Diane B. Packer (2)*
10.3	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. (2)*
10.4	Amendment No. 1 to Split-Dollar Agreement between the Bank and Joseph W. Packer, Jr. (2)*
10.5	Settlement Agreement, dated November 7, 2008, by and among Prudential Mutual Holding Company, Prudential Bancorp, Inc. of Pennsylvania, Prudential Savings Bank, Stilwell Value Partners, I, L.P., Stilwell Partners L.P., Stilwell Value LLC, Joseph Stilwell and John Stilwell (3)
10.6	Prudential Bancorp, Inc. of Pennsylvania 2008 Stock Option Plan (4)*
10.7	Prudential Bancorp, Inc. of Pennsylvania 2008 Recognition and Retention Plan and Trust Agreement (4)*

10.8	Amendment No.2 to Split-Dollar Agreement between the Bank and Joseph W. Packer, Jr. (5)*
10.9	Endorsement Split Dollar Insurance Agreement dated June 1, 2017 between Jack Rothkopf and Prudential Savings Bank (6)*
10.10	2014 Stock Incentive Plan (7)*
10.11	Severance Agreement between Prudential Savings Bank and Jack E. Rothkopf (8)*
10.12	Separation Agreement between Prudential Bancorp, Inc., Prudential Savings Bank and Joseph R. Corrato (9)*
10.13	Amended and Restated Employment Agreement between Prudential Bancorp, Inc., Prudential Savings Bank and Dennis Pollack (12)*
10.14	Retirement agreement between Prudential Bancorp, Inc., Prudential Savings Bank and Thomas A. Vento (11)*
10.15	Amendment No. 1 to the Amended and Restated Employment Agreement between Prudential Bancorp, Inc., Prudential Bank and Dennis Pollack (13)*
10.16	Employment Agreement between Prudential Bancorp, Inc., Prudential Savings Bank and Anthony V. Migliorino (12)*
10.17	Amendment No. 1 to the Employment Agreement between Prudential Bancorp, Inc., Prudential Bank and Anthony V. Migliorino (13)*
10.18	Split Dollar Endorsement Agreement dated June 1, 2017 between Dennis Pollack and the Bank (6)*
10.19	Split Dollar Endorsement Agreement dated June 1, 2017 between Anthony V. Migliorino and the Bank (6)*
10.20	Amendment No. 2 to the Employment Agreement between Prudential Bancorp, Inc., Prudential Bank and Anthony V. Migliorino (14)*
10.21	Severance Agreement between Prudential Savings Bank and Kevin Gallagher (15)*
31.1	Section 1350 Certification of the Chief Executive Officer
31.2	Section 1350 Certification of the Chief Financial Officer
32.0	Section 906 Certification
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) hereof.

(1)	Incorporated by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-189321) filed with the SEC on June 14, 2013.

(2)	Incorporated by reference from the Current Report on Form 8-K, of Prudential Bancorp, Inc. of Pennsylvania dated November 19, 2008 and filed with the SEC on November 25, 2008 (SEC File No. 000-51214).

(3)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania, dated November 7, 2008 and filed with the SEC on November 7, 2008 (SEC File No. 000-51214).

(4)	Incorporated by reference from Appendices A (2008 Stock Option Plan) and B (2008 Recognition and Retention Plan and Trust Agreement”) of the definitive proxy statement of Prudential Bancorp, Inc. of Pennsylvania (SEC File No. 000-51214) filed with the SEC on November 26, 2008.

(5)	Incorporated by reference from the Annual Report on Form 10-K of Prudential Bancorp, Inc. of Pennsylvania for the year ended September 30, 2012 filed with the SEC on December 21, 2012 (SEC File No. 000-51214)

(6)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania dated June 1, 2017 and filed with the SEC on June 6, 2017 (SEC File No. 000-51214).

(7)	Incorporated by reference from Appendix A of the definitive proxy statement of Prudential Bancorp, Inc. filed with the SEC on December 30, 2014 (SEC File No. 000-55084).

(8)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated December 28, 2015 and filed with the SEC on December 28, 2015 (SEC File No. 000-55084).

(9)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated May 3, 2016 and filed with the SEC on May 3, 2016 (SEC File No. 000-55084).

(10)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated May 16, 2016 and filed with the SEC on May 16, 2016 (SEC File No. 000-55084).

(11)	Incorporated by reference from the Quarterly Report on Form 10-K of Prudential Bancorp, Inc. for the quarter ended December 31, 2015 filed with the SEC on February 9, 2016 (SEC File No. 000-55084).

(12)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated December 19, 2016 and filed with the SEC on December 23, 2016 (SEC File No. 000-55084).

(13)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated November 17, 2017 and filed with the SEC on November 22, 2017 (SEC File No. 000-55084).

(14)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated August 15, 2018 and filed with the SEC on August 15, 2018 (SEC File No. 000-55084).

(15)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated March 26, 2018 and filed with the SEC on March 30, 2018 (SEC File No. 000-55084).

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential Bancorp, Inc.

December 14, 2018	By:	/s/Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bruce E. Miller	December 14, 2018
Bruce E. Miller
Chairman of the Board

/s/ A. J. Fanelli	December 14, 2018
A. J. Fanelli
Director

/s/ John C. Hosier	December 14, 2018
John C. Hosier
Director

/s/ Francis V. Mulcahy	December 14, 2018
Francis V. Mulcahy

/s/ Dennis Pollack	December 14, 2018
Dennis Pollack
Director, President and Chief Executive President

/s/ Jack E. Rothkopf	December 14, 2018
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer, Treasurer Chief Accounting Officer

