Form 10-Q
period 2018-12-31
PRUDENTIAL BANCORP, INC.
filed 2019-02-11
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of January 31, 2019, 10,819,006 shares were issued and 8,897,508 were outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,
	2018	2018
	(Dollars in Thousands, Except Per Share Data)
ASSETS

Cash and amounts due from depository institutions	$2,220	$2,457
Interest-bearing deposits	7,678	45,714

Total cash and cash equivalents	9,898	48,171

Certificates of deposit	1,604	1,604
Investment and mortgage-backed securities available for sale (amortized cost— December 31, 2018, $400,283; September 30, 2018, $316,719)	393,152	306,187
Investment and mortgage-backed securities held to maturity (fair value— December 31, 2018, $54,969; September 30, 2018, $55,927)	57,605	59,852
Equity securities (amortized cost December 31, 2018, $6)	28	-
Loans receivable—net of allowance for loan losses (December 31, 2018, $5,167; September 30, 2018, $5,167)	588,511	602,932
Accrued interest receivable	4,140	3,825
Real estate owned	1,027	1,026
Restricted Bank stock—at cost	10,081	7,585
Office properties and equipment—net	7,310	7,439
Bank owned life insurance	28,048	28,691
Deferred tax assets-net	4,216	4,655
Goodwill	6,102	6,102
Core deposit intangible	538	571
Prepaid expenses and other assets	2,902	2,530
TOTAL ASSETS	$1,115,162	$1,081,170

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$14,306	$13,677
Interest-bearing	738,057	770,581
Total deposits	752,363	784,258
Advances from Federal Home Loan Bank (short-term)	68,500	10,000
Advances from Federal Home Loan Bank (long-term)	148,901	144,683
Accrued interest payable	1,557	3,232
Advances from borrowers for taxes and insurance	3,410	2,083
Accounts payable and accrued expenses	9,753	8,505

Total liabilities	984,484	952,761

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 10,819,006 issued and 8,892,964 outstanding at December 31, 2018; 10,819,006 issued and 8,987,356 outstanding at September 30, 2018	108	108
Additional paid-in capital	118,621	118,345
Treasury stock, at cost: 1,926,042 shares at December 31, 2018 and 1,831,650 shares at September 30, 2018	(29,399)	(27,744)
Retained earnings	47,381	45,854
Accumulated other comprehensive loss	(6,033)	(8,154)

Total stockholders' equity	130,678	128,409

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,115,162	$1,081,170

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2018	2017
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME:
Interest on loans	$6,462	$6,107
Interest on mortgage-backed securities	1,755	842
Interest and dividends on investments	1,532	949
Interest on interest-bearing assets	252	138

Total interest income	10,001	8,036

INTEREST EXPENSE:
Interest on deposits	3,040	1,412
Interest on advances from Federal Home Loan Bank (short-term)	67	82
Interest on advances from Federal Home Loan Bank (long-term)	879	406

Total interest expense	3,986	1,900

NET INTEREST INCOME	6,015	6,136

PROVISION FOR LOAN LOSSES	-	210

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,015	5,926

NON-INTEREST INCOME:
Fees and other service charges	178	167
Income from bank owned life insurance	154	164
Other	48	84

Total non-interest income	380	415

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,174	1,974
Data processing	183	176
Professional services	401	792
Office occupancy	238	271
Depreciation	155	156
Director compensation	65	59
Advertising	81	60
Core deposit amortization	33	37
Other	662	518
Total non-interest expense	3,992	4,043

INCOME BEFORE INCOME TAXES	2,403	2,298

INCOME TAXES:
Current expense	559	648
Deferred tax (benefit) expense	(130)	1,616

Total income tax expense	429	2,264

NET INCOME	$1,974	$34

BASIC EARNINGS PER SHARE	$0.22	$0.004

DILUTED EARNINGS PER SHARE	$0.22	$0.004

DIVIDENDS PER SHARE	$0.05	$0.20

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended December 31,
	2018	2017
	(Dollars in Thousands)
Net income	$1,974	$34

Unrealized holding gains (losses) on available-for-sale securities	3,424	(1,107)
Tax effect	(719)	376
Unrealized holding (losses) gains on interest rate swaps	(739)	44
Tax effect	155	(15)
Total other comprehensive income (loss)	2,121	(702)

Comprehensive income (loss)	$4,095	$(668)

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Earnings	Loss	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2018	$108	$118,345	$(27,744)	$45,854	$(8,154)	$128,409

Net income				1,974		1,974

Other comprehensive income					2,121	2,121

Dividends paid ($0.05 per share)				(447)		(447)

Purchase of treasury stock (96,165 shares)			(1,687)			(1,687)
Treasury stock used for employee benefit plans (1,773 shares)		(32)	32			-

Stock option expense		151				151

Restricted shares award expense		157				157

BALANCE, December 31, 2018	$108	$118,621	$(29,399)	$47,381	$(6,033)	$130,678

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Earnings	Loss	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2017	$108	$118,751	$(26,707)	$44,787	$(760)	$136,179

Net income				34		34

Other comprehensive loss					(702)	(702)

Dividends paid ($0.20 per share)				(1,796)		(1,796)

Purchase of treasury stock (48,541 shares)			(898)			(898)
Treasury stock used for employee benefit plans (22,171 shares)			309			309

Stock option expense		169				169

Restricted shares award expense		119				119

Reclassification due to change in feceral income tax rate				303	(303)	-

BALANCE, December 31, 2017	$108	$119,039	$(27,296)	$43,328	$(1,765)	$133,414

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2018	2017
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$1,974	$34
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	155	156
Net (accretion) amortization of premiums/discounts	(435)	53
Provision for loan losses	-	210
Net amortization of deferred loan fees and costs	(7)	3
Share-based compensation expense for stock options and awards	308	288
Income from bank owned life insurance	(154)	(164)
Deferred income tax (benefit) expense	(130)	1,616
Changes in assets and liabilities which used cash:
Accrued interest receivable	(315)	(627)
Accrued interest payable	(1,675)	(1,292)
Net other	285	24
Net cash provided by operating activities	6	301
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(86,650)	(40,641)
Purchase of investment securities held for maturity	-	(2,458)
Loans originated or acquired	(30,865)	(28,346)
Principal collected on loans	45,430	19,475
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	2,230	345
Available-for-sale	3,978	3,332
Purchase of FHLB stock	(3,270)	(857)
Proceeds from redemption of Federal Home Loan Bank stock	774	-
Purchases of equipment	(26)	(63)
Net cash used in investing activities	(68,399)	(49,213)
FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts, and savings accounts	(3,125)	(5,691)
Net (decrease) increase in certificates of deposit	(28,716)	21,741
Net proceeds from FHLB advances (short-term)	58,500	10,000
Proceeds from FHLB advances (long-term)	23,500	26,000
Repayment of FHLB advances (long-term)	(19,232)	(13,287)
Increase in advances from borrowers for taxes and insurance	1,327	1,290
Cash dividends paid	(447)	(1,796)
Treasury stock used for employee benefit plans	-	309
Purchase of treasury stock	(1,687)	(898)
Net cash provided by financing activities	30,120	37,668

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,273)	(11,244)

CASH AND CASH EQUIVALENTS—Beginning of period	48,171	27,903

CASH AND CASH EQUIVALENTS—End of period	$9,898	$16,659
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from Federal Home Loan Bank	$5,661	$3,192

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$-	$171

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Prudential Bancorp, Inc. (the “Company”) is a Pennsylvania corporation and the parent holding company for Prudential Bank (the “Bank”). The Company is a registered bank holding company.

The Bank is a community-oriented, Pennsylvania-chartered savings bank headquartered in South Philadelphia. The banking office network currently consists of the headquarters and main office (which includes a branch office), administrative office, and nine additional full-service branch offices. Eight of the branch offices are located in Philadelphia (Philadelphia County), one is in Drexel Hill, Delaware County, and one is in Huntingdon Valley, Montgomery County (both Pennsylvania counties). The Bank maintains ATMs at all 10 of the banking offices. The Bank also provides on-line and mobile banking services.

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

On June 2, 2016, the Company announced the entering into of a definitive merger agreement with Polonia Bancorp, Inc. (“Polonia Bancorp”); effective January 1, 2017, Polonia Bancorp merged with and into the Company, and Polonia Bank, Polonia’s wholly owned subsidiary, merged with and into the Bank.

Basis of presentation – The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The significant accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 84 through 88 of the Form 10-K for the year ended September 30, 2018.

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

Recently Adopted Accounting Pronouncements

Effective October 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers – Topic 606 and all subsequent ASUs that modified ASC 606. The Company has elected to apply the standard utilizing the modified retrospective approach with a cumulative effect of adoption for the impact from uncompleted contracts at the date of adoption. The adoption of this guidance did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustments were recorded.

Management determined that the primary sources of revenue emanating from interest and dividend income on loans and securities along with noninterest revenue resulting from investment security gains, loan servicing, gains on the sale of loans, commitment fees, fees from financial guarantees, certain credit cards fees, and income on bank-owned life insurance are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 98 percent of the total revenue of the Company. Services within the scope of ASC 606 include income from service charges on deposit accounts, other service income, ATM fees and gain on sale of OREO, net. For these accounts, fees are related to specific customer transactions and are attributable to specific performance obligations of the Bank where the revenue is recognized at a defined point in time, completion of the requested service/transaction.

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of this Update did not have a significant impact on the Company’s financial statements.

Recent Accounting Pronouncements

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2018		2017
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands, Except Per Share Data)

Net income	$1,974	$1,974	$34	$34

Weighted average shares outstanding	8,804,096	8,804,096	8,855,116	8,855,116
Effect of common stock equivalents	-	189,276	-	357,871
Adjusted weighted average shares used in earnings per share computation	8,804,096	8,993,372	8,855,116	9,212,987
Earnings per share - basic and diluted	$0.22	$0.22	$0.004	$0.004

As of December 31, 2018 and 2017, there were 666,526 and 890,616 shares of common stock, respectively, subject to options with an exercise price less than the then current market and which were included in the computation of diluted earnings per share. At December 31, 2018 and 2017, there were 198,084 and 1,413 shares that had exercise prices greater than the current market value and were considered anti-dilutive at such dates.

3.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive (loss) income by component net of tax:

	Three Months Ended December 31,			Three Months Ended December 31,
	2018	2018	2018	2017	2017	2017
	Unrealized gain(loss) on AFS securities (a)	Unrealized gain(loss) on interest rate swaps (a)	Total accumulated other comprehensive income (loss)	Unrealized gain(loss) on AFS securities (a)	Unrealized gain(loss) on interest rate swaps (a)	Total accumulated other comprehensive income (loss)

Beginning balance, October 1	$(8,320)	$166	$(8,154)	$(1,091)	$331	$(760)
Other comprehensive (loss)income before reclassification	2,705	(584)	2,121	(731)	29	(702)
Total	(5,615)	(418)	(6,033)	(1,822)	360	(1,462)
Reclassification due to change in federal income tax rate	-	-	-	(303)	-	(303)
Ending balance, December 31	$(5,615)	$(418)	$(6,033)	$(2,125)	$360	$(1,765)

(a) All amounts are net of tax. Amounts in parentheses indicate losses.

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$25,280	$-	$(816)	$24,464
State and political subdivisions	22,717	69	(848)	21,938
Mortgage-backed securities - U.S. government agencies	272,717	1,029	(4,495)	269,251
Corporate bonds	79,569	260	(2,330)	77,499
Total debt securities available for sale	400,283	1,358	(8,489)	393,152

Total securities available for sale	$400,283	$1,358	$(8,489)	$393,152

Securities Held to Maturity:
U.S. government and agency obligations	$31,500	$102	$(2,507)	$29,095
Mortgage-backed securities - U.S. government agencies	5,556	135	(80)	5,611
State and political subdivisions	20,549	58	(344)	20,263

Total securities held to maturity	$57,605	$295	$(2,931)	$54,969

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$25,562	$-	$(1,391)	$24,171
State and political subdivisions	22,078	-	(542)	21,536
Mortgage-backed securities - U.S. government agencies	193,451	77	(6,168)	187,360
Corporate debt securities	75,622	-	(2,539)	73,083
Total debt securities available for sale	316,713	77	(10,640)	306,150

FHLMC preferred stock	6	31	-	37

Total securities available for sale	$316,719	$108	$(10,640)	$306,187

Securities Held to Maturity:
U.S. government and agency obligations	$33,500	$85	$(3,311)	$30,274
State and political subdivisions	20,574	2	(696)	19,880
Mortgage-backed securities - U.S. government agencies	5,778	148	(153)	5,773

Total securities held to maturity	$59,852	$235	$(4,160)	$55,927

As of December 31, 2018, the Bank maintained $142.0 million in a safekeeping account at the FHLB of Pittsburgh used for collateral as a convenience. The Bank is not required to maintain any specific collateral for its borrowings; therefore these securities are not restricted and could be sold or transferred if needed.

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at December 31, 2018:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$-	$-	$(816)	$24,464	$(816)	$24,464
Mortgage-backed securities - US government agencies	(638)	65,310	(3,857)	93,540	(4,495)	158,850
State and political subdivisions	(848)	16,552	-	-	(848)	16,552
Corporate bonds	(136)	14,780	(2,194)	44,850	(2,330)	59,630

Total securities available for sale	$(1,622)	$96,642	$(6,867)	$162,854	$(8,489)	$259,496

Securities Held to Maturity:
U.S. government and agency obligations	$-	$-	$(2,507)	$27,993	$(2,507)	$27,993
Mortgage-backed securities - US government agencies	(80)	2,095	-	-	(80)	2,095
State and political subdivisions	(344)	11,475	-	-	(344)	11,475

Total securities held to maturity	$(424)	$13,570	$(2,507)	$27,993	$(2,931)	$41,563

Total	$(2,046)	$110,212	$(9,374)	$190,847	$(11,420)	$301,059

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at September 30, 2018:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(89)	$4,479	$(1,302)	$19,692	$(1,391)	$24,171
Mortgage-backed securities - US government agencies	(1,821)	92,851	(4,347)	86,268	(6,168)	179,119
State and political subdivisions	(542)	21,536	-	-	(542)	21,536
Corporate bonds	(1,719)	58,753	(820)	14,330	(2,539)	73,083

Total securities available for sale	$(4,171)	$177,619	$(6,469)	$120,290	$(10,640)	$297,909

Securities Held to Maturity:
U.S. government and agency obligations	$-	$-	$(3,311)	$27,190	$(3,311)	$27,190
Mortgage-backed securities - US government agencies	(106)	2,630	(46)	930	(152)	3,560
State and political subdivisions	(234)	11,238	(463)	6,618	(697)	17,856

Total securities held to maturity	$(340)	$13,868	$(3,820)	$34,738	$(4,160)	$48,606

Total	$(4,511)	$191,487	$(10,289)	$155,028	$(14,800)	$346,515

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

For both the three months ended December 31, 2018 and 2017, the Company did not record any credit losses on investment securities through earnings.

U.S. Government and Agency Obligations - At December 31, 2018, there were no securities in a gross unrealized loss position for less than 12 months while there were 14 securities in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

Mortgage-Backed Securities – At December 31, 2018, there were 23 mortgage-backed securities in a gross unrealized loss position for less than 12 months, while there were 56 securities in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

Corporate Debt Securities – At December 31, 2018, there were four securities in a gross unrealized loss for less than 12 months, while there were twenty-eight securities in a gross unrealized loss position for more than 12 months at such date. These securities were issued by publicly traded companies with an investment grade rating by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

State and political subdivisions – At December 31, 2018, there were five securities in a gross unrealized loss for less than 12 months, while there were eight securities in a gross unrealized loss position for more than 12 months at such date. These securities were issued by local municipalities/school districts located in the Commonwealth of Pennsylvania with an investment grade rating by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2018.

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

	December 31, 2018
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due after one through five years	$1,703	$1,702	$8,527	$8,334
Due after five through ten years	23,759	23,130	95,221	92,642
Due after ten years	26,587	24,526	23,818	22,925

Total	$52,049	$49,358	$127,566	$123,901

During the three month periods ended December 31, 2018 and 2017, the Company did not sell any securities.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,	September 30,
	2018	2018
	(Dollars in Thousands)
One-to-four family residential	$322,525	$324,865
Multi-family residential	34,556	34,355
Commercial real estate	113,145	119,511
Construction and land development	147,669	160,228
Loans to financial institutions	6,000	6,000
Commercial business	17,474	17,792
Leases	1,472	1,687
Consumer	898	953

Total loans	643,739	665,391

Undisbursed portion of loans-in-process	(47,190)	(54,474)
Deferred loan fees	(2,871)	(2,818)
Allowance for loan losses	(5,167)	(5,167)

Net loans	$588,511	$602,932

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at December 31, 2018:

	One- to four - family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Lans to financial institutions	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,427	372	1,147	1,445	193	67	16	13	487	5,167
Total ending allowance balance	$1,427	$372	$1,147	$1,445	$193	$67	$16	$13	$487	$5,167

Loans:
Individually evaluated for impairment	$5,234	$293	$2,208	$8,753	$-	$-	$-	$10		$16,498
Collectively evaluated for impairment	317,291	34,263	110,937	138,916	17,474	6,000	1,472	888		627,241
Total loans	$322,525	$34,556	$113,145	$147,669	$17,474	$6,000	$1,472	$898		$643,739

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at September 30, 2018:

	One- to four - family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Loanss to financial institutions	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,343	347	1,154	1,554	187	64	18	18	482	5,167
Total ending allowance balance	$1,343	$347	$1,154	$1,554	$187	$64	$18	$18	$482	$5,167

Loans:
Individually evaluated for impairment	$5,081	$298	$1,919	$8,750	$-	$-	$-	$-		$16,048
Collectively evaluated for impairment	319,784	34,057	117,592	151,478	17,792	6,000	1,687	953		649,343
Total loans	$324,865	$34,355	$119,511	$160,228	$17,792	$6,000	$1,687	$953		$665,391

The loan portfolio is segmented at a level that allows management to monitor both risk and performance. Management evaluates for potential impairment all construction, multi-family, commercial real estate, commercial business loans, all leases and all loans and leases more than 90 days delinquent as to principal and/or interest. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect in full the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The following table presents impaired loans by class as of December 31, 2018, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$5,234	$5,234	$5,591
Multi-family residential	-	-	293	293	293
Commercial real estate	-	-	2,208	2,208	2,367
Construction and land development	-	-	8,753	8,753	11,134
Consumer	-	-	10	10	10
Total loans	$-	$-	$16,498	$16,498	$19,395

The following table presents impaired loans by class as of September 30, 2018, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$5,081	$5,081	$5,432
Multi-family	-	-	298	298	298
Commercial real estate	-	-	1,919	1,919	2,057
Construction and land development	-	-	8,750	8,750	11,131
Total loans	$-	$-	$16,048	$16,048	$18,918

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended December 31, 2018
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$5,158	$15	$5
Multi-family residential	296	5	-
Commercial real estate	2,064	10	1
Construction and land development	8,752	-	-
Consumer	5	-	-
Total loans	$16,274	$30	$6

	Three Months Ended December 31, 2017
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$9,690	$34	$4
Multi-family residential	315	6	-
Commercial real estate	3,051	29	-
Construction and land development	8,729	-	-
Consumer	10	-	-
Total loans	$21,795	$69	$4

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

	December 31, 2018
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$315,040	$2,251	$5,234	$322,525
Multi-family residential	33,935	328	293	34,556
Commercial real estate	106,805	4,132	2,208	113,145
Construction and land development	138,916	-	8,753	147,669
Loans to financial institutions	6,000	-	-	6,000
Commercial business	17,474	-	-	17,474
Total loans	$618,170	$6,711	$16,488	$641,369

	September 30, 2018
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$317,033	$2,751	$5,081	$324,865
Multi-family residential	34,057	-	298	34,355
Commercial real estate	115,670	1,922	1,919	119,511
Construction and land development	151,478	-	8,750	160,228
Loans to financial institutions	6,000	-	-	6,000
Commercial business	17,792	-	-	17,792
Total loans	$642,030	$4,673	$16,048	$662,751

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

	December 31, 2018
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$319,088	$3,437	$322,525
Leases	1,472	-	1,472
Consumer	898	-	898
Total loans	$321,458	$3,437	$324,895

	September 30, 2018
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$321,853	$3,012	$324,865
Leases	1,687	-	1,687
Consumer	953	-	953
Total loans	$324,493	$3,012	$327,505

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following table presents the loan categories of the loan portfolio summarized by the aging categories of performing and delinquent loans and nonaccrual loans:

	December 31, 2018
							90 Days+
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing
	(Dollars in Thousands)
One-to-four family residential	$317,547	$2,514	$2,464	$4,978	$322,525	$3,437	$-
Multi-family residential	34,395	161	-	161	34,556	-	-
Commercial real estate	111,727	88	1,330	1,418	113,145	1,478	-
Construction and land development	138,916	-	8,753	8,753	147,669	8,753	-
Commercial business	17,474	-	-	-	17,474	-	-
Loans to financial institutions	6,000	-	-	-	6,000	-	-
Leases	1,472	-	-	-	1,472	-	-
Consumer	841	57	-	57	898	-	-
Total loans	$628,372	$2,820	$12,547	$15,367	$643,739	$13,668	$-

	September 30, 2018
							90 Days+
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing
	(Dollars in Thousands)
One-to-four family residential	$321,749	$1,037	$2,079	$3,116	$324,865	$3,012	$-
Multi-family residential	34,355	-	-	-	34,355	-	-
Commercial real estate	117,335	722	1,454	2,176	119,511	1,627	-
Construction and land development	151,478	-	8,750	8,750	160,228	8,750	-
Commercial business	17,792	-	-	-	17,792	-	-
Loans to financial institutions	6,000	-	-	-	6,000	-	-
Leases	1,687	-	-	-	1,687	-	-
Consumer	837	116	-	116	953	-	-
Total loans	$651,233	$1,875	$12,283	$14,158	$665,391	$13,389	$-

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

The following tables summarize the primary segments of the allowance for loan losses. Activity in the allowance is presented for the three month periods ended December 31, 2018 and 2017:

	Three Months Ended December 31, 2018
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Loans to financial institutions	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2018	$1,343	$347	$1,154	$1,554	$187	$64	$18	$18	$482	$5,167
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision	84	25	(7)	(109)	6	3	(2)	(5)	5	-
ALLL balance at December 31, 2018	$1,427	$372	$1,147	$1,445	$193	$67	$16	$13	$487	$5,167

	Three Months Ended December 31, 2017
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Commercial business	Loans to financial institutions	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2017	$1,241	$205	$1,201	$1,358	$4	$-	$23	$24	$410	$4,466
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision	29	(47)	(137)	263	22	-	(3)	-	83	210
ALLL balance at December 31, 2017	$1,270	$158	$1,064	$1,621	$26	$-	$20	$24	$493	$4,676

The Company recorded no provision for loan losses in the three months period ended December 31, 2018, compared to $210,000 for the same period in 2017.

At December 31, 2018, the Company had nine loans aggregating $6.0 million that were classified as troubled debt restructurings (“TDRs”). Five of such loans aggregating $644,000 as of December 31, 2018 were performing in accordance with the restructured terms and accruing interest. Three of the TDRs, totaling $4.9 million, which are classified as non-accrual are a part of a troubled lending relationship totaling $10.6 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship). The remaining TDR is also on non-accrual and consists of a $445,000 loan secured by various commercial and residential properties.

The Company did not restructure any loans during the three months ended December 31, 2018, while one loan was restructured with a balance of $77,000, during the three month period ended December 31, 2017. The restructuring entailed extending the loan maturity date to February 2018, at which time the loan was paid off.

	As of and for the Three months Ended December 31, 2017
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in Thousands)
One-to-four family residential	1	$77	$77
	1	$77	$77

No TDRs defaulted during the three month periods ending December 31, 2018 and 2017.

6.	DEPOSITS

Deposits consist of the following major classifications:

	December 31,		September 30,
	2018		2018
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$65,752	8.7%	$66,120	8.4%
Interest-bearing checking accounts	49,273	6.6%	49,209	6.3%
Non interest-bearing checking accounts	14,306	1.9%	13,620	1.7%
Passbook, club and statement savings	87,975	11.7%	91,489	11.7%
Certificates maturing in six months or less	287,001	38.1%	301,184	38.4%
Certificates maturing in more than six months	248,056	33.0%	262,636	33.5%

Total	$752,363	100.0%	$784,258	100.0%

Certificates of $250,000 and over totaled $50.9 million as of December 31, 2018 and $81.9 million as of September 30, 2018.

7.	ADVANCES FROM FEDERAL HOME LOAN BANK – SHORT TERM

The periods ended December 31, 2018 and September 30, 2018 outstanding balances and related information of short-term borrowings from the FHLB are summarized follows:

				December 31,	September 30,
				2018	2018
Type	Maturity Date	Coupon	Call Date	Amount	Amount
				(Dollars in Thousands)
Fixed Rate - Repo Plus	12-Oct-18	2.31%	Not Applicable	$-	$10,000
Weighted average rate		2.31%

Fixed Rate - Repo Plus	2-Jan-19	2.62%	Not Applicable	$58,500	$-
Fixed Rate - Repo Plus	14-Jan-19	2.64%	Not Applicable	10,000	-
Weighted average rate		2.62%		$68,500	$10,000

As of December 31, 2018 and September 30, 2018, included a $10.0 million 30 day FHLB advance associated with an interest rate swap contract with a weighted average effective cost of 270 basis points. The additional $58.5 million at December 31, 2018 consisted of an overnight borrowing to provide additional short-term liquidity.

8.	ADVANCES FROM FEDERAL HOME LOAN BANK – LONG TERM

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by a blanket collateral of loans held by the Company and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of December 31, 2018 and September 30, 2018 are as follows:

Lomg-term FHLB			Weighted
advances:	Maturity range		average interest	Stated interest rate range		December 31,	September 30,
Description	from	to	rate	from	to	2018	2018
						(Dollars in Thousands)
Fixed Rate - Amortizing	1-Oct-18	30-Sep-19	1.53%	1.53%	1.53%	$1,290	$1,639
Fixed Rate - Amortizing	1-Oct-20	30-Sep-21	2.68%	1.94%	2.83%	21,077	23,288
Fixed Rate - Amortizing	1-Oct-21	30-Sep-22	2.80%	1.99%	3.05%	11,076	11,848
Fixed Rate - Amortizing	1-Oct-22	30-Sep-23	2.88%	1.94%	3.11%	8,150	8,550
Total			2.72%			$41,593	$45,325

Fixed Rate - Advances	1-Oct-18	30-Sep-19	2.66%	1.40%	2.66%	$3,018	$18,528
Fixed Rate - Advances	1-Oct-19	30-Sep-20	2.62%	1.38%	3.06%	12,389	12,413
Fixed Rate - Advances	1-Oct-20	30-Sep-21	2.45%	1.42%	2.92%	3,032	3,037
Fixed Rate - Advances	1-Oct-21	30-Sep-22	2.28%	1.94%	3.23%	23,369	23,380
Fixed Rate - Advances	1-Oct-22	30-Sep-23	2.70%	2.18%	3.15%	37,000	37,000
Fixed Rate - Advances	1-Oct-23	30-Sep-24	3.13%	2.98%	3.20%	28,500	5,000
Total			2.71%			$107,308	$99,358

			2.71%		Total	$148,901	$144,683

9.	DERIVATIVES

The Company has contracted with a third party to participate in interest rate swap contracts. One of the swaps is a cash flow hedge associated with $10.0 million of FHLB advances at both December 31, 2018 and September 30, 2018, while there are two additional cash flow hedges tied to 90 day wholesale funding at December 31, 2018. These interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed rate payments. During the quarter ended December 31, 2018, $3,000 of expense was recognized as ineffectiveness through earnings, while $42,000 of income was recognized as ineffectiveness through earnings during the comparable period in 2017. There were nine interest rate swaps designated as fair value hedges involving the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements that were applicable to two loans and seven investment securities as of both December 31, 2018 and September 30, 2018. The fair value is recorded in the other assets section of the statement of financial condition.

Below is a summary of the interest rate swap agreements and their terms as of December 31, 2018.

	Hedged	Notional	Pay	Receive	Maturity	Unrealized
	Item	Amount	Rate	Rate	Date	Loss
		(Dollars in thousands)

Interest rate swap contract	FHLB Advance	$10,000	2.70%	1 Mth Libor	10-Apr-25	$(144)
Interest rate swap contract	State and political subdivision	1,705	3.06%	3 Mth Libor	15-Feb-27	(51)
Interest rate swap contract	State and political subdivision	2,825	3.06%	3 Mth Libor	1-Apr-27	(85)
Interest rate swap contract	State and political subdivision	5,000	3.07%	3 Mth Libor	1-Jan-28	(154)
Interest rate swap contract	State and political subdivision	1,235	3.07%	3 Mth Libor	1-Mar-28	(38)
Interest rate swap contract	State and political subdivision	4,500	3.07%	3 Mth Libor	1-May-28	(139)
Interest rate swap contract	State and political subdivision	3,305	3.05%	3 Mth Libor	1-Feb-27	(93)
Interest rate swap contract	State and political subdivision	3,000	3.06%	3 Mth Libor	15-Oct-27	(90)
Interest rate swap contract	Commercial loan	8,300	5.74%	1 Mth Libor +250 bp	13-Jun-25	-
Interest rate swap contract	Commercial loan	1,100	4.10%	1 Mth Libor +276 bp	1-Aug-26	-
Interest rate swap contract	90 Day wholesale funding	20,000	2.78%	3 Mth Libor	11-Jan-24	(234)
Interest rate swap contract	90 Day wholesale funding	15,000	2.75%	3 Mth Libor	18-Jan-24	(150)

Total						$(1,178)

Below is a summary of the interest rate swap agreements and their terms as of September 30, 2018.

	Hedged	Notional	Pay	Receive	Maturity	Unrealized
	Item	Amount	Rate	Rate	Date	Gain (Loss)
		(Dollars in thousands)

Interest rate swap contract	FHLB Advance	$10,000	2.70%	1 Mth Libor	10-Apr-25	$35
Interest rate swap contract	State and political subdivision	1,705	3.06%	3 Mth Libor	15-Feb-27	(19)
Interest rate swap contract	State and political subdivision	2,825	3.06%	3 Mth Libor	1-Apr-27	(31)
Interest rate swap contract	State and political subdivision	5,000	3.07%	3 Mth Libor	1-Jan-28	(57)
Interest rate swap contract	State and political subdivision	1,235	3.07%	3 Mth Libor	1-Mar-28	(14)
Interest rate swap contract	State and political subdivision	4,500	3.07%	3 Mth Libor	1-May-28	(52)
Interest rate swap contract	State and political subdivision	3,305	3.05%	3 Mth Libor	1-Feb-27	(32)
Interest rate swap contract	State and political subdivision	3,000	3.06%	3 Mth Libor	15-Oct-27	(32)
Interest rate swap contract	Commercial loan	8,300	5.74%	1 Mth Libor +250 bp	13-Jun-25	-
Interest rate swap contract	Commercial loan	1,100	4.10%	1 Mth Libor +276 bp	1-Aug-26	-

Total						$(202)

All interest swaps are carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”

10.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	December 31,	September 30,
	2018	2018
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,447	$1,445
Nonaccrual interest	371	312
Accrued vacation	4	29
Capital loss carryforward	356	356
Split dollar life insurance	8	10
Post-retirement benefits	79	85
Unrealized losses on available for sale securities	1,492	2,212
Unrealized losses on interest rate swaps	111	-
Deferred compensation	854	838
Goodwill	77	80
Other	51	55
Employee benefit plans	286	239

Total deferred tax assets	5,136	5,661
Valuation allowance	(356)	(356)
Total deferred tax assets, net of valuation allowance	4,780	5,305

Deferred tax liabilities:
Property	153	179
Unrealized gains on interest rate swaps	-	44
Purchase accounting adjustments	102	59
Deferred loan fees	309	368

Total deferred tax liabilities	564	650

Net deferred tax assets	$4,216	$4,655

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be fully realized through future reversals of existing taxable temporary differences and/or, to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains recognized over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The valuation allowance totaled $356,000 at December 31, 2018 and September 30, 2018, respectively.

For the three-month period ended December 31, 2018, the Company recorded income tax expense of $429,000 compared to income tax expense of $2.3 million, for the period ended December 31, 2017, which included a $1.8 million one-time charge related to a re-evaluation of the Company’s deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act in December 2017. The re-evaluation reflected the effect of the significant decline in the federal corporate income tax rate applicable to the Company. During fiscal 2018, commencing with the quarter ended December 31, 2017, the Company’s statutory income tax rate was 24.25% as compared to companies which are calendar year tax reporting companies whose statutory rate decreased to 21% starting January 1, 2018. Effective October 1, 2018, the Company’s statutory tax rate was reduced to 21%.

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

The Company maintains the 2008 Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the RRP Trust purchased 213,528 shares of the Company’s common stock in the open market for approximately $2.5 million, at an average purchase price per share of $11.49, as part of the RRP. The Company made sufficient contributions to the RRP Trust to fund the RRP Trust’s purchases. Shares subject to awards under the RRP generally vest at the rate of 20% per year over five years. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares can be awarded as restricted stock awards or units, of which 235,500 shares were awarded during February 2015. In August 2016, the Company granted 7,473 shares under the 2008 RRP and 3,027 shares under the 2014 SIP. In March 2017, the Company granted 17,128 shares under the 2014 SIP. In March 2018, the Company granted 8,209 shares under the 2008 RRP and 18,291 shares under the 2014 SIP.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three months ended December 31, 2018 and 2017, $157,000 and $151,000, respectively, was recognized in compensation expense for the RRP and the 2014 SIP. At December 31, 2018, approximately $1.2 million in additional compensation expense for the shares awarded which remained outstanding related to the RRP and the 2014 SIP remained unrecognized

A summary of the Company’s non-vested stock award activity for the three months ended December 31, 2018 and 2017 is presented in the following tables:

	Three Months Ended December 31, 2018
	Number of Shares	Weighted Average Grant Date Per Share Fair Value

Nonvested stock awards at October 1, 2018	116,916	$14.36
Granted	-	-
Forfeited	-	-
Vested	-	-
Nonvested stock awards at the December 31, 2018	116,916	$14.36

	Three Months Ended December 31, 2017
	Number of Shares	Weighted Average Grant Date Per Share Fair Value

Nonvested stock awards at October 1, 2017	142,594	$12.79
Granted	-	-
Forfeited	(3,736)	$11.84
Vested	-	-
Nonvested stock awards at the December 31, 2017	138,858	$12.82

The Company maintains the 2008 Stock Option Plan (the “Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares of common stock were approved for future issuance pursuant to the Option Plan. As of December 31, 2018, all of the options had been awarded under the Option Plan. As of December 31, 2018, 524,267 options were vested under the Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 605,000 shares were awarded during February 2015. During August 2016, the Company granted 18,867 shares under the Option Plan and 8,633 shares under the 2014 SIP. In March 2017, the Company granted 22,828 shares under the 2014 SIP. In May 2017, the Company granted 24,717 shares under the 2014 SIP and 283 shares under the Option Plan. In March 2018, the Company granted 159,265 shares under the 2014 SIP and 18,235 shares under the Option Plan.

A summary of the status of the Company’s stock options under the 2008 Option Plan and the 2014 SIP as of December 31, 2018 and 2017 are presented below:

	Three Months Ended December 31, 2018
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2018	869,026	$13.32
Granted	-	-
Exercised	(4,416)	10.77
Forfeited	-	-
Outstanding at December 31, 2018	864,610	$13.33
Exercisable at December 31, 2018	447,483	$11.46

	Three Months Ended December 31, 2017
	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2017	922,564	$12.04
Granted	-	-
Exercised	(22,171)	11.27
Forfeited	(8,364)	11.76
Outstanding at December 31, 2017	892,029	$12.28
Exercisable at December 31, 2017	524,267	$11.47

The weighted average remaining contractual term was approximately 6.2 years for options outstanding as of December 31, 2018.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013, $4.67 for options granted during fiscal 2014, $4.58 for options granted during fiscal 2015, $2.13 for options granted during fiscal 2016, $3.18 for options granted during fiscal 2017 and $3.63 for options granted in fiscal 2018. The fair value for grants made in fiscal 2017 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $17.43 to $18.39, a term of seven years, a volatility rate of 14.37%, an interest rate of 2.22% and a yield rate of 0.69%. The fair value for grants made in fiscal 2018 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value based on grant date market value and range from $18.46, a term of seven years, a volatility rate of 15.9%, an interest rate of 2.82% and a yield rate of 1.08%.

During the three months ended December 31, 2018 and 2017, $150,000 and $137,000, respectively, was recognized in compensation expense for options granted pursuant to the Option Plan and the 2014 SIP.

At December 31, 2018, there was approximately $1.2 million in additional compensation expense to be recognized for awarded options which remained outstanding and unvested at such date. The weighted average period over which this expense will be recognized is approximately 1.8 years.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2018, the Company had $39.7 million in outstanding commitments to originate loans with market interest rates ranging from 5.50% to 6.50%. At September 30, 2018, the Company had $40.4 million in outstanding commitments to originate loans with market interest rates ranging from 4.25% to 6.25%. The aggregate undisbursed portion of loans-in-process amounted to $55.9 million at December 31, 2018 and $54.5 million at September 30, 2018.

The Company also had commitments under unused lines of credit of $56.7 million as of December 31, 2018 and $51.9 million as of September 30, 2018 and letters of credit outstanding of $1.6 million as of both December 31, 2018 and September 30, 2018.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At December 31, 2018, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $1.5 million. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2018 and September 30, 2018, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Generally accepted accounting principles used in the United States establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

The three broad levels of hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets and liabilities as of December 31, 2018 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$24,464	$-	$24,464
State and political subdivisons	-	21,938	-	21,938
Mortgage-backed securities - U.S. Government agencies	-	269,251	-	269,251
Corporate bonds	-	77,499	-	77,499
Equity security - FHLMC preferred stock	28	-	-	28
Total	$28	$393,152	$-	$393,180

Liabilities:
Interest rate swap contracts	$-	$517	$-	$517
Total	$-	$517	$-	$517

Those assets as of September 30, 2018 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$24,171	$-	$24,171
State and political subdivisions	-	21,536	-	21,536
Mortgage-backed securities - U.S. Government agencies	-	187,360	-	187,360
Corporate bonds	-	73,083	-	73,083
Equity security - FHLMC preferred stock	37	-	-	37
Interest rate swap contracts	-	225	-	225
Total	$37	$306,375	$-	$306,412

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparable included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value of approximately $16.5 million as of December 31, 2018.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is generally repossessed and reclassified to foreclosed real estate and repossessed assets. These repossessed assets are carried at the lower of cost or fair value of the collateral, based on independent appraisals, less cost to sell and would be categorized as a Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparable included in the appraisal, and known changes in the market and in the collateral. As a result, the evaluations are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement.

Summary of Non-Recurring Fair Value Measurements

	At December 31, 2018
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$16,498	$16,498
Real estate owned	-	-	1,027	1,027
Total	$-	$-	$17,525	$17,525

	At September 30, 2018
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$16,048	$16,048
Real estate owned	-	-	1,026	1,026
Total	$-	$-	$17,074	$17,074

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At December 31, 2018
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$16,498	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 8% discount/ 6%
Real estate owned	$1,027	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	18% discount

	At September 30, 2018
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$16,048	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 8% discount/ 6%
Real estate owned	$1,026	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	18% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

			Fair Value Measurements at
	Carrying	Fair	December 31, 2018
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$9,898	$9,898	$9,898	$-	$-
Certificates of deposit	1,604	1,604	1,604	-	-
Investment and mortgage-backed securities available for sale	393,152	393,152	-	393,152	-
Investment and mortgage-backed securities held to maturity	57,605	54,969	-	54,969	-
Equity securities	28	28	28
Loans receivable, net	588,511	581,180	-	-	581,180
Accrued interest receivable	4,140	4,140	4,140	-	-
Restricted Bank stock	10,081	10,081	10,081	-	-
Bank owned life insurance	28,048	28,048	28,048	-	-

Liabilities:
Checking accounts	63,579	63,579	63,579	-	-
Money market deposit accounts	65,752	65,752	65,752	-	-
Passbook, club and statement savings accounts	87,975	87,975	87,975	-	-
Certificates of deposit	535,057	540,867	-	-	540,867
Advances from FHLB - short-term	68,500	68,500	68,500	-	-
Advances from FHLB - long-term	148,901	148,901	-	-	148,901
Accrued interest payable	1,557	1,557	1,557	-	-
Advances from borrowers for taxes and Insurance	3,410	3,410	3,410	-	-
Interest rate swap contracts	517	517	-	517	-

			Fair Value Measurements at
	Carrying	Fair	September 30, 2018
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$48,171	$48,171	$48,171	$-	$-
Certificates of deposit	1,604	1,604	1,604	-	-
Investment and mortgage-backed securities available for sale	306,187	306,187	37	306,150	-
Investment and mortgage-backed securities held to maturity	59,852	55,927	-	55,927	-
Loans receivable, net	602,932	598,596	-	-	598,596
Accrued interest receivable	3,825	3,825	3,825	-	-
Restricted Bank stock	7,585	7,585	7,585	-	-
Interest rate swap contracts	225	225	-	225	-
Bank owned life insurance	28,691	28,691	28,691	-	-

Liabilities:
Checking accounts	62,886	62,886	62,886	-	-
Money market deposit accounts	60,686	60,686	60,686	-	-
Passbook, club and statement savings accounts	96,866	96,866	96,866	-	-
Certificates of deposit	563,820	569,375	-	-	569,375
Accrued interest payable	3,232	3,232	3,232	-	-
Advances from FHLB -short-term	10,000	10,000	10,000	-	-
Advances from FHLB -long-term	144,683	141,116	-	-	141,116
Advances from borrowers for taxes and Insurance	2,083	2,083	2,083	-	-

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

Loans Receivable—On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes in the financial statements.  The September 30, 2018, fair value of each class of financial instruments disclosure did not utilize the exit price notion when measuring fair value and, therefore, would not be comparable to the December 31, 2018 disclosure.  The Company estimated the fair value based on guidance from ASC 820-10, Fair Value Measurements, which defines fair value as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  There is no active observable market for sale information on community bank loans and, thus, Level 3 fair value procedures were utilized, primarily in the use of present value techniques incorporating assumptions that market participants would use in estimating fair values

Accrued Interest Receivable – For accrued interest receivable, the carrying amount is a reasonable estimate of fair value.

Restricted Bank (FHLB & ACBB) Stock—Although FHLB and ACBB (Atlantic Community Bankers Bank) stock is an equity interest in the respective banks, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount and is classified within level 2 of the fair value hierarchy.

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

14.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp as of January 1, 2017.

	Balance			Balance
	October 1,	Additions/		December 31,	Amortization
	2018	Adjustments	Amortization	2018	Period

Goodwill	$6,102	$-	$-	$6,102
Core deposit intangible	571	-	(33)	538	10 years
	$6,673	$-	$(33)	$6,640

As of December 31, 2018, the future fiscal periods amortization expense for the core deposit intangible is:

(In thousands)
2019	$90
2020	108
2021	93
2022	78
2023	64
Thereafter	105
Total	$538

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2018 (the “Form 10-K”).

Overview. Prudential Bancorp, Inc. (the “Company”) was formed by Prudential Bancorp, Inc. of Pennsylvania to become the successor holding company for Prudential Bank (the “Bank”) (formerly known as Prudential Savings Bank) as a result of the second-step conversion of Prudential Mutual Holding Company completed in October 2013. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, non-interest income (which includes impairment charges) and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy expense, depreciation, data processing expense, payroll taxes and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking and Securities (the “Department”). The Bank’s main office is located in Philadelphia, Pennsylvania, with nine additional full-service banking offices located in Philadelphia, Delaware and Montgomery Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank. In 2006, all mortgage-backed securities then owned by the Company’s predecessor were transferred to PSB Delaware, Inc. PSB Delaware, Inc.’s activities are included as part of the consolidated financial statements.

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

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no securities with a Level 3 classification as of December 31, 2018 or September 30, 2018.

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

Forward-looking Statements. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, expectations or predictions of future financial or business performance, conditions relating to the Company. These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.

In addition to factors previously disclosed in the reports filed by the Company with the Securities and Exchange commission (“SEC”) and those identified elsewhere in this Form 10-Q, the following factors, among others, could cause actual results to differ materially from forward looking statements or historical performance: the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; general economic conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies, rates and regulations of federal, state and local tax authorities, including the affects of the Tax Cuts and Jobs Act(“Tax Reform Act”); changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan, investment and mortgage-backed securities portfolios; geographic concentration of the Company’s business; fluctuations in real estate values; the adequacy of loan loss reserves; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees; and the success of the Company at managing the risks involved in the foregoing.

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

Market Overview. The economy continued to improve during 2018 and 2017.

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

The following discussion provides further details on the financial condition of the Company at December 31, 2018 and September 30, 2018, and the results of operations for the three months ended December 31, 2018 and 2017.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

The Company had total assets of approximately $1.1 billion at December 31, 2018 and September 30, 2018. However, the investment portfolio increased by $84.7 million primarily as a result of purchases of U.S. government agency mortgage-backed securities and investment grade corporate bonds. The increase in investment securities was partially funded by a $38.3 million reduction in cash equivalents during the quarter ended December 31, 2018. Net loans receivable decreased $14.4 million to $588.5 million at December 31, 2018 from $602.9 million at September 30, 2018.

Total liabilities increased by $31.7 million to $984.5 million at December 31, 2018 from $952.8 million at September 30, 2018. Total deposits decreased $31.9 million. The reduction in deposits was primarily due to the maturity of wholesale deposits that were replaced by lower costing FHLB advances. At December 31, 2018, the Company had FHLB advances outstanding of $217.4 million, as compared to $154.7 million at September 30, 2018. All of the borrowings had maturities of less than six years.

Total stockholders’ equity increased by $2.3 million to $130.7 million at December 31, 2018 from $128.4 million at September 30, 2018. The increase was primarily due to a $2.1 million increase in the fair value of investment securities held for sale combined with $2.0 million of net income. These increases were partially offset by $1.7 million of purchases of treasury stock and a dividend payment totaling $447,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

Net income. The Company recognized net income of $2.0 million, or $0.22 per diluted share, for the quarter ended December 31, 2018 as compared to $34,000 or $0.004 per diluted share, for the comparable period in 2017. The increase in net income for the three-month period ended December 31, 2018 as compared to the same quarter in the prior year reflected primarily the effect of the $1.8 million one-time non-cash charge in December 2017 related to the re-measurement of the Company’s deferred tax assets arising from the lower U.S. corporate tax rate provided for by the Tax Reform Act.

Net interest income. For the three months ended December 31, 2018, net interest income amounted to $6.0 million as compared to $6.1 million for the same period in 2017. The results reflected a $2.0 million increase in interest income which was offset by an increase of $2.1 million in interest paid on deposits and borrowings. The yield on interest-earning assets increased to 3.79% for the quarter ended December 31, 2018 from 3.66% for the same period in 2017 due primarily to the increased yields on investments purchased during a rising rate environment combined with the results of the shift in emphasis to originating commercial and construction loans, which generally bear higher yields than those obtained on residential loans. However, the weighted average cost of borrowings and deposits increased more rapidly, increasing to 1.76% for the quarter ended December 31, 2018 from 0.98% for the comparable period in 2017 due to increases in market rates of interest which affected both deposit and borrowing costs. The net interest margin decreased to 2.28% during the quarter ended December 31, 2018 from 2.80% during the comparable period in 2017 as the flattening of the yield curve has resulted in a more rapid increase in the rates paid on interest-bearing liabilities than the yields earned on interest-earning assets.

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

	Three Months
	Ended December 31,
	2018			2017
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Investment securities (4)	$184,332	$1,532	3.30%	$132,530	$996	2.98%
Mortgage-backed securities	225,748	1,755	3.08	132,623	842	2.52
Loans receivable(2)	585,290	6,462	4.38	576,336	6,107	4.20
Other interest-earning assets	50,901	252	1.96	29,488	91	1.22
Total interest-earning assets	1,046,271	10,001	3.79	870,977	8,036	3.66
Cash and non interest-bearing balances	2,155			2,262
Other non interest-earning assets	28,171			48,811
Total assets	$1,076,597			$922,050
Interest-bearing liabilities:
Savings accounts	$63,035	99	0.62	$103,204	19	0.07
Money market deposit and NOW accounts	111,793	125	0.44	127,149	49	0.15
Certificates of deposit	566,472	2,816	1.97	409,294	1,343	1.30
Total deposits	741,300	3,040	1.63	639,647	1,411	0.88
Advances from Federal Home Loan Bank	155,626	945	2.41	127,799	488	1.51
Advances from borrowers for taxes and insurance	2,580	1	0.15	2,750	1	0.14
Total interest-bearing liabilities	899,506	3,986	1.76	770,196	1,900	0.98
Non interest-bearing liabilities:
Non interest-bearing demand accounts	16,312			10,529
Other liabilities	32,305			5,439
Total liabilities	948,123			786,164
Stockholders' equity	128,474			135,886
Total liabilities and stockholders' equity	$1,076,597			$922,050
Net interest-earning assets	$146,765			$100,781
Net interest income; interest rate spread		$6,015	2.03%		$6,136	2.68%
Net interest margin(3)			2.28%			2.80%
Average interest-earning assets to average interest-bearing liabilities		116.32%			113.09%

(1) Yields and rates for the three month periods are annualized.

(2) Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.

(3) Equals net interest income divided by average interest-earning assets.

(4) Tax exempt yields have been adjusted to a tax equivalent basis.

Provision for loan losses. The Company recorded no provision for loan losses for the three months ended December 31, 2018, primarily due to the decrease in the size of the loan portfolio, compared to a provision for loan losses of $210,000 for the same period in 2017. During the three months ended December 31, 2018 and 2017, the Company did not record any recoveries or charge offs. As of December 31, 2018, the Company had reviewed $16.5 million of loans for possible impairment compared to $16.0 million reviewed for possible impairment as of September 30, 2018.

The allowance for loan losses totaled $5.2 million, or 0.9% of total loans and 37.8% of total non-performing loans at December 31, 2018 (which included loans acquired at their fair value as a result of the acquisition of Polonia Bancorp, Inc. (“Polonia”) as of January 1, 2017) as compared to $5.2 million, or 0.9% of total loans and 32.1% of total non-performing loans at September 30, 2018. The Company believes that the allowance for loan losses at December 31, 2018 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

The Company’s methodology for assessing the adequacy of the allowance establishes both specific and general pooled allocations of the allowance.  Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system.  The resulting determinations are reviewed and approved by senior management.

At December 31, 2018, the Company’s non-performing assets totaled $14.7 million or 1.3% of total assets as compared to $14.4 million or 1.3% of total assets at September 30, 2018. Non-performing assets at December 31, 2018 included five construction loans aggregating $8.8 million, 26 one-to-four family residential loans aggregating $3.5 million, and four commercial real estate loans aggregating $1.4 million. Non-performing assets at December 31, 2018 also included real estate owned consisting of two single-family residential properties with an aggregate carrying value of $1.0 million. At December 31, 2018, the Company had nine loans aggregating $6.0 million that were classified as troubled debt restructurings (“TDRs”). Five of such loans aggregating $644,000 were performing in accordance with the restructured terms as of December 31, 2018 and were accruing interest. One TDR is on non-accrual and consists of a $445,000 loan secured by a single-family property. The three remaining TDRs totaling $4.9 million are also classified as non-accrual and are a part of a lending relationship totaling $10.6 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower. As previously disclosed, Subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in June 2017. The Bank has moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings.

At December 31, 2018, the Company had $2.8 million of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of sixteen one-to-four family residential loans totaling $2.5 million, one commercial real estate loan in the amount of $88,000, one multi-family loan in the amount of $161,000 and one consumer loan in the amount of $57,000. At September 30, 2018, the Company had $1.9 million of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of ten one-to-four family residential loans totaling $1.0 million, one commercial real estate loan totaling $722,000 and four consumer loans totaling $116,000.

At December 31, 2018, the Company also had a total of 21 loans aggregating $6.7 million that had been designated “special mention”. These loans consist of fourteen one-to-four family residential loans totaling $2.3 million, one multi-family residential loan in the amount of $328,000 and six commercial real estate loans totaling $4.1 million. At September 30, 2018, we had a total of 26 loans aggregating $4.7 million designated as “special mention”.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past as to principal and/or interest and real estate owned) as of December 31, 2018 and September 30, 2018. At neither date did the Company have any accruing loans 90 days or more past due that were accruing.

	December 31,	September 30,
	2018	2018
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$3,437	$3,012
Commercial real estate	1,478	1,627
Construction and land development	8,753	8,750
Total non-accruing loans	13,668	13,389
Real estate owned, net: (1)	1,027	1,026
Total non-performing assets	$14,695	$14,415

Total non-performing loans as a percentage of loans, net	2.32%	2.65%
Total non-performing loans as a percentage of total assets	1.23%	1.24%
Total non-performing assets as a percentage of total assets	1.32%	1.33%

(1)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Non-interest income. With respect to the quarter ended December 31, 2018, non-interest income amounted to $380,000 as compared to $415,000 for the same quarter in fiscal 2018. Non-interest income was higher in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2019 primarily due to earnings from fees associated with interest rate swaps.

Non-interest expense. For the three months ended December 31, 2018, non-interest expense decreased $51,000, compared to the same period in the prior year. The primary reason for the decrease was a reduction in professional services, partially offset by an increase in salaries and employee benefit expense.

Income tax expense. For the three-month period ended December 31, 2018, the Company recorded income tax expense of $429,000, compared to income tax expense of $2.3 million for the prior year quarter. The 2017 period included a $1.8 million one-time charge related to a re-evaluation of the Company’s deferred tax assets as a result of the enactment of the Tax Reform Act. Effective October 1, 2018, the Company’s statutory tax rate is 21%. During the period January 1, 2018 until September 30, 2018, its statutory tax rate was 24.25% while during the three months ended December 31, 2017, the statutory tax rate was 35%.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. The Company also maintains excess funds in short-term, interest-earning assets that provide additional liquidity. At December 31, 2018, the Company’s cash and cash equivalents amounted to $9.9 million. In addition, its available-for-sale investment securities amounted to an aggregate of $393.2 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2018, the Company had $39.7 million in outstanding commitments to originate loans, not including loans in process. The Company also had commitments under unused lines of credit of $112.6 million and letters of credit outstanding of $1.6 million at December 31, 2018. Certificates of deposit as of December 31, 2018 that are maturing in one year or less totaled $384.8 million. Based upon our historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the FHLB, of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances. At December 31, 2018, we had $217.4 million in outstanding FHLB advances and had the ability to obtain an additional $207.6 million in FHLB advances. Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities. The Bank has a line of credit amounting to $12.5 million with ACBB, which has yet to be drawn upon. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of December 31, 2018 and September 30, 2018 and compares them to current regulatory guidelines. The Company is not subject to capital ratios imposed by Basel III on bank holding companies because the Company is deemed to be a small bank holding company. The capital ratios provided for the company are presented for informational purposes only.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions

December 31, 2018:
Tier 1 capital (to average assets)
The Company	11.96%	N/A	N/A
The Bank	11.55%	4.0%	5.0%

Tier 1 common (to risk-weighted assets)
The Company	19.96%	N/A	N/A
The Bank	19.28%	4.5%	6.5%

Tier 1 capital (to risk-weighted assets)
The Company	19.96%	N/A	N/A
The Bank	19.28%	6.0%	8.0%

Total capital (to risk-weighted assets)
The Company	20.81%	N/A	N/A
The Bank	20.12%	8.0%	10.0%

September 30, 2018:
Tier 1 capital (to average assets)
Company	12.51%	N/A	N/A
Bank	11.86%	4.0%	5.0%

Tier 1 common (to risk-weighted assets)
The Company	19.74%	N/A	N/A
The Bank	18.73%	4.5%	6.5%

Tier 1 capital (to risk-weighted assets)
Company	19.74%	N/A	N/A
Bank	18.73%	6.0%	8.0%

Total capital (to risk-weighted assets)
Company	20.58%	N/A	N/A
Bank	19.56%	8.0%	10.0%

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

In recent years, as a part of our asset/liability management strategy we primarily have reduced our investment in longer term fixed-rate callable agency bonds, increased our origination or purchase of hybrid adjustable-rate single-family residential mortgage loans, commercial real estate and construction loans and increased our portfolio of step-up callable agency bonds and agency issued collateralized mortgage-backed securities (“CMOs”) with short effective lives. In addition, we recently implemented interest rate swaps to reduce funding cost for a five year period. However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a low interest rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision in prior periods to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2018, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2018, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 6.2% to 30.6%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.7% to 23.4%. For savings accounts, checking accounts and money markets, the decay rates vary on an annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$20,530	$45,123	$100,549	$88,666	$202,373	$457,241
Loans receivable(3)	142,984	72,010	134,990	105,622	132,905	588,511
Other interest-earning assets(4)	17,759	-	1,355	249	-	19,363
Total interest-earning assets	$181,273	$117,133	$236,894	$194,537	$335,278	$1,065,115

Interest-bearing liabilities:
Savings accounts	$2,343	$7,236	$12,012	$11,582	$54,802	$87,975
Money market deposit and NOW accounts	4,089	12,265	20,352	16,503	61,816	115,025
Certificates of deposit	181,005	207,831	89,315	56,906	-	535,057
Advances from FHLB	3,764	19,637	40,287	80,213	73,500	217,401
Advances from borrowers for taxes and insurance	3,410	-	-	-	-	3,410
Total interest-bearing liabilities	$194,611	$246,969	$161,966	$165,204	$190,118	$958,868

Interest-earning assets
less interest-bearing liabilities	($13,338)	($129,836)	$74,928	$29,333	$145,160	$106,247

Cumulative interest-rate sensitivity gap (5)	($13,338)	($143,174)	($68,246)	($38,913)	$106,247

Cumulative interest-rate gap as a percentage of total assets at December 31, 2018	-1.42%	-12.78%	-11.07%	-6.82%	9.81%

Cumulative interest-earning assets
as a percentage of cumulative interest-
bearing liabilities at December 31, 2018	93.15%	67.58%	88.69%	94.94%	111.08%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, investment securities are reflected at amortized cost.

(3)	For purposes of the gap analysis, loans receivable includes non-performing loans and is gross of the allowance for loan losses and unamortized deferred loan fees, but net of the undisbursed portion of loans-in-process.

(4)	Includes FHLB stock.

(5)	Cumulative interest-rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of December 31, 2018 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates				NPV as % of Portfolio
In Basis Points	Net Portfolio Value			Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)

300	$95,075	$(64,030)	(40.24)%	9.30%	(5.12)%
200	114,559	(44,546)	(28.00)%	10.98%	(3.44)%
100	133,537	(25,568)	(16.07)%	12.50%	(1.92)%
Static	159,105	-	-	14.42%	-
(100)	169,140	10,035	6.31%	14.87%	0.45%
(200)	169,955	10,850	6.82%	14.66%	0.24%
(300)	191,530	32,425	20.38%	16.14%	1.72%

At September 30, 2018, the Company’s NPV was $163.6 million or 15.18% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $123.0 million or 12.3% of the market value of assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2018, there had not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation –Exposure to Changes in Interest Rates.”

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

After commencement of the Philadelphia Litigation, the Bank filed Complaints for Confession against the Gualtieri Parties and certain other entities affiliated with Renato J. Gualtieri (“Gualtieri Parties and Affiliated Entities”) based on the claimed defaults under the nine loans issued by the Bank.. The Bank has also filed foreclosure actions with regard to the commercial properties collateralizing the loans issued to the Gualtieri Parties and Affiliated Entities. These actions are currently stayed pending the resolution of the litigation pending in the bankruptcy court as described below.

Shortly after the Court lifted the stay in the Philadelphia Litigation, the Gualtieri Parties and Affiliated Entities filed for bankruptcy under Chapter 11. The Bank has removed the underlying Philadelphia Litigation from state court to the federal bankruptcy court.

As the Chapter 11 bankruptcy litigation is in its early stages, no prediction can be made as to the outcome thereof. However, the Bank believes that it has meritorious defenses to the Chapter 11 bankruptcy litigation and intends to vigorously defend the claims.

Within the bankruptcy, Island View Crossing, as the debtor and the Chapter 11 Trustee, filed a separate adversary proceeding against the Bank seeking to avoid certain collateral mortgages made by Island View Crossing as well as seeking to avoid certain loans made to Island View Crossing including, but not limited to, a $1.4 million loan and a $5.5 million loan. The complaint was filed on or about December 3, 2018. The Bank is evaluating the matter. Given the relatively early stages of the case and the complaint just being filed, we are unable to determine the likelihood of an unfavorable outcome at this time. The Bank , however, believes it meritorious defenses to the claims and intends to vigorously defend against the claims.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, as such factors could materially affect the Company’s business, financial condition, or future results of operations. As of December 31, 2018, no material changes have occurred to the risk factors of the Company as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The risks described in the 2018 Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial conditions, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	and (b) Not applicable

(b)	The Company’s repurchases of equity shares for the quarter ended December 31, 2018 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number of Shares that May Yet Purchased Under Plans or Programs (1) (2)
October 1 - 31, 2018	35,200	$17.43	35,200	57,465
November 1 - 30, 2018	24,800	$17.45	24,800	932,665
December 1 - 31, 2018	36,165	$17.51	36,165	896,500
	96,165	$17.47	96,165

(1) On July 15, 2015, the Company announced that the Board of Directors had approved a second stock repurchase program authorizing the Company to repurchase up 850,000 shares of common stock, approximately 10% of the Company's then outstanding shares.

(2) On November 19, 2018, the Company announced that the Board of Directors had approved a third stock repurchase program authorizing the Company to repurchase up 900,000 shares of common stock, approximately 10% of the Company's then outstanding shares.

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

PRUDENTIAL BANCORP, INC.

Date: February 11, 2019	By: /s/ Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Date: February 11 2019	By: /s/ Jack E. Rothkopf
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer and Treasurer

