Form 10-Q
period 2019-03-31
PRUDENTIAL BANCORP, INC.
filed 2019-05-10
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PBIP	Nasdaq Stock Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of April 30, 2019, 10,819,006 shares were issued and 8,920,946 were outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
	2019	2018
	(Dollars in Thousands, Except Per Share Data)
ASSETS

Cash and amounts due from depository institutions	$2,255	$2,457
Interest-bearing deposits	48,338	45,714

Total cash and cash equivalents	50,593	48,171

Certificates of deposit	2,351	1,604
Investment and mortgage-backed securities available for sale (amortized cost— March 31, 2019, $448,907; September 30, 2018, $316,719)	446,166	306,187
Investment and mortgage-backed securities held to maturity (fair value— March 31, 2019, $56,159; September 30, 2018, $55,927)	57,361	59,852
Equity securities (amortized cost March 31, 2019, $6)	72	-
Loans receivable—net of allowance for loan losses (March 31, 2019, $5,227; September 30, 2018, $5,167)	581,555	602,932
Accrued interest receivable	4,314	3,825
Real estate owned	423	1,026
Restricted bank stock—at cost	10,383	7,585
Office properties and equipment—net	7,355	7,439
Bank owned life insurance	28,996	28,691
Deferred tax assets-net	4,112	4,655
Goodwill	6,102	6,102
Core deposit intangible	508	571
Prepaid expenses and other assets	2,107	2,530
TOTAL ASSETS	$1,202,398	$1,081,170

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$12,350	$13,677
Interest-bearing	813,149	770,581
Total deposits	825,499	784,258
Advances from Federal Home Loan Bank (short-term)	25,500	10,000
Advances from Federal Home Loan Bank (long-term)	199,594	144,683
Accrued interest payable	2,814	3,232
Advances from borrowers for taxes and insurance	2,260	2,083
Accounts payable and accrued expenses	12,840	8,505

Total liabilities	1,068,507	952,761

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 10,819,006 issued and 8,931,400 outstanding at March 31, 2019; 10,819,006 issued and 8,987,356 outstanding at September 30, 2018	108	108
Additional paid-in capital	117,976	118,345
Treasury stock, at cost: 1,887,606 shares at March 31, 2019 and 1,831,650 shares at September 30, 2018	(28,968)	(27,744)
Retained earnings	49,300	45,854
Accumulated other comprehensive loss	(4,525)	(8,154)

Total stockholders' equity	133,891	128,409

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,202,398	$1,081,170

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME:
Interest on loans	$6,722	$6,261	$13,184	$12,368
Interest on mortgage-backed securities	2,553	851	4,308	1,693
Interest and dividends on investments	1,716	1,060	3,248	2,009
Interest on interest-bearing assets	144	183	396	321

Total interest income	11,135	8,355	21,136	16,391

INTEREST EXPENSE:
Interest on deposits	3,540	1,571	6,580	2,983
Interest on advances from Federal Home Loan Bank(short-term)	122	59	189	141
Interest on advances from Federal Home Loan Bank(long-term)	1,149	497	2,028	903

Total interest expense	4,811	2,127	8,797	4,027

NET INTEREST INCOME	6,324	6,228	12,339	12,364

PROVISION FOR LOAN LOSSES	-	150	-	360

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,324	6,078	12,339	12,004

NON-INTEREST INCOME:
Fees and other service charges	156	161	334	328
Gain on the sale of investments and mortgage-backed securities	117	-	117	-
Income from bank owned life insurance	149	156	303	320
Holding gain on equity securities	34	-	34	-
Other	86	250	134	334

Total non-interest income	542	567	922	982

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,209	2,037	4,383	4,011
Data processing	201	189	384	365
Professional services	374	402	775	1,194
Office occupancy	275	308	513	579
Depreciation	155	156	310	312
Director compensation	65	61	130	120
Deposit insurance premium	126	80	303	141
Advertising	72	52	153	112
Core deposit amortization	29	34	63	71
Other	640	550	1,124	1,007
Total non-interest expense	4,146	3,869	8,138	7,912

INCOME BEFORE INCOME TAXES	2,720	2,776	5,123	5,074

INCOME TAXES:
Current expense	676	622	1,235	1,270
Deferred (benefit) expense	(296)	(3)	(426)	1,613

Total income tax expense	380	619	809	2,883

NET INCOME	$2,340	$2,157	$4,314	$2,191

BASIC EARNINGS PER SHARE	$0.27	$0.24	$0.49	$0.25

DILUTED EARNINGS PER SHARE	$0.26	$0.24	$0.48	$0.24

DIVIDENDS PER SHARE	$0.05	$0.05	$0.10	$0.25

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
	(Dollars in Thousands)
Net income	$2,340	$2,157	$4,314	$2,191

Unrealized holding gains (losses) on available-for-sale securities	4,522	(3,596)	7,945	(4,703)
Tax effect	(949)	756	(1,668)	1,132
Unrealized holding gains (losses) on interest rate swaps	(2,466)	190	(3,204)	234
Tax effect	518	(40)	673	(55)
Reclassification adjustment for net gains recorded in net income	(117)	-	(117)	-
Tax effect	25	-	25	-
Total other comprehensive income (loss)	1,533	(2,690)	3,654	(3,392)

Comprehensive income (loss)	$3,873	$(533)	$7,968	$(1,201)

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Earnings	Loss	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, January 1, 2019	$108	$118,621	$(29,399)	$47,381	$(6,033)	$130,678

Net income				2,340		2,340

Other comprehensive income					1,533	1,533

Dividends paid ($0.05 per share)				(446)		(446)

Purchase of treasury stock (10,200 shares)			(561)			(561)

Treasury stock used for employee benefit plans (48,636 shares)		(921)	992			71

Stock option expense		126				126

Restricted share award expense		150				150

Reclassification for adoption of ASU 2016-01				25	(25)	-

BALANCE, March 31, 2019	$108	$117,976	$(28,968)	$49,300	$(4,525)	$133,891

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Earnings	Loss	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, January 1, 2018	$108	$119,039	$(27,296)	$43,328	$(1,765)	$133,414

Net income				2,157		2,157

Other comprehensive loss					(2,690)	(2,690)

Dividends paid ($0.05 per share)				(450)		(450)

Purchase of treasury stock (50,889 shares)			(906)			(906)

Treasury stock used for employee benefit plans (67,369 shares)		(691)	1,025			334

Stock option expense		70				70

Restricted share award expense		131				131

BALANCE, March 31, 2018	$108	$118,549	$(27,177)	$45,035	$(4,455)	$132,060

See notes to unaudited consolidated financial statements

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Earnings	Loss	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2018	$108	$118,345	$(27,744)	$45,854	$(8,154)	$128,409

Net income				4,314		4,314

Other comprehensive income					3,654	3,654

Dividends paid ($0.10 per share)				(893)		(893)

Purchase of treasury stock (106,365 shares)			(2,248)			(2,248)

Treasury stock used for employee benefit plans (50,409 shares)		(953)	1,024			71

Stock option expense		277				277

Restricted share award expense		307				307

Reclassification for adoption of ASU 2016-01				25	(25)	-

BALANCE, March 31, 2019	$108	$117,976	$(28,968)	$49,300	$(4,525)	$133,891

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Earnings	Loss	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2017	$108	$118,751	$(26,707)	$44,787	$(760)	$136,179

Net income				2,191		2,191

Other comprehensive loss					(3,392)	(3,392)

Dividends paid ($0.25 per share)				(2,246)		(2,246)

Purchase of treasury stock (99,430 shares)			(1,804)			(1,804)

Treasury stock used for employee benefit plans (89,540 shares)		(691)	1,334			643

Stock option expense		239				239

Restricted share expense		250				250

Reclassification due to change in federal income tax rate				303	(303)	-

BALANCE, March 31, 2018	$108	$118,549	$(27,177)	$45,035	$(4,455)	$132,060

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2019	2018
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$4,314	$2,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	310	312
Net accretion of premiums/discounts	(766)	234
Provision for loan losses	-	360
Net amortization of deferred loan fees and costs	(58)	165
Share-based compensation expense for stock options and share awards	584	489
Income from bank owned life insurance	(303)	(320)
Loss (gain) on sale of other real estate owned	46	(60)
Gain on sale of investments available for sale	(117)	-
Holding gains on equity securities	(34)	-
Deferred income tax expense (benefit)	(426)	1,613
Changes in assets and liabilities which used cash:
Accrued interest receivable	(489)	(614)
Accrued interest payable	(418)	(605)
Other, net	601	(149)
Net cash provided by operating activities	3,244	3,616
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(153,282)	(52,747)
Purchase of investment and mortgage-backed securities held to maturity	-	(2,458)
Sale of investments available for sale	12,770	-
Loans originated	(45,722)	(54,131)
Principal collected on loans	67,157	40,860
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	2,455	681
Available-for-sale	9,461	7,140
Redemption of FHLB Stock	5,589	1,596
Purchase of FHLB stock	(8,387)	(2,353)
Proceeds from sale of other real estate owned	603	278
Purchases of equipment	(225)	(179)
Net cash used in investing activities	(109,581)	(61,313)
FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, and savings accounts	10,792	(10,064)
Net increase in certificates of deposit	30,449	48,784
Proceeds from FHLB advances - short term	15,500	-
Proceeds from FHLB advances - long term	74,223	39,500
Repayment of FHLB advances - long term	(19,312)	(27,194)
Increase in advances from borrowers for taxes and insurance	177	283
Cash dividends paid	(893)	(2,246)
Treasury stock used for employee benefit plans	71	643
Purchase of treasury stock	(2,248)	(1,804)
Net cash provided by financing activities	108,759	47,902

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS -continued

	Six Months Ended March 31.
	2019	2018

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,422	(9,795)

CASH AND CASH EQUIVALENTS—Beginning of period	48,171	27,903

CASH AND CASH EQUIVALENTS—End of period	$50,593	$18,108
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and advances from Federal
Home Loan Bank	$9,215	$4,632
Income taxes	25	1,400
Loans transferred to other real estate owned	-	111

See the accompany notes to the unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

Basis of presentation – The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three and six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The significant accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 84 through 88 of the Annual Report on Form 10-K for the year ended September 30, 2018.

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

Effective October 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The adoption of this Update did not have a significant impact on the Company’s financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), which simplified the accounting for nonemployee share-based payment transactions. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update improve the following areas of nonemployee share-based payment accounting: (a) the overall measurement objective, (b) the measurement date, (c) awards with performance conditions, (d) classification reassessment of certain equity-classified awards, (e) calculated value (nonpublic entities only), and (f) intrinsic value (nonpublic entities only). The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815). The amendments in this Update permit use of the Overnight Index Swap (OIS) rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (LIBOR) swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. For entities that have not already adopted Update 2017-12, the amendments in this Update are required to be adopted concurrently with the amendments in Update 2017-12. For public business entities that already have adopted the amendments in Update 2017-12, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities that already have adopted the amendments in Update 2017-12, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted in any interim period upon issuance of this Update if an entity already has adopted Update 2017-12. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which addressed issues lessors sometimes encounter. Specifically addressed in this Update were issues related to 1) determining the fair value of the underlying asset by the lessor that are not manufacturers or dealers (generally financial institutions and captive finance companies), and 2) lessors that are depository and lending institutions should classify principal and payments received under sales-type and direct financing leases within investing activities in the cash flow statement. The ASU also exempts both lessees and lessors from having to provide the interim disclosures required by ASC 250-10-50-3 in the fiscal year in which a company adopts the new leases standard. The amendments addressing the two lessor accounting issues are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

2.	EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock issued, net of any treasury shares and unearned restricted share awards, during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents, based upon the treasury stock method using an average market price for the period.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2019		2018
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands, Except Share and Per Share Data)

Net income	$2,340	$2,340	$2,157	$2,157

Weighted average shares outstanding	8,777,252	8,777,252	8,851,805	8,851,805
Effect of common stock equivalents	-	144,309	-	326,295
Adjusted weighted average shares used in earnings per share computation	8,777,252	8,921,561	8,851,805	9,178,100
Earnings per share - basic and diluted	$0.27	$0.26	$0.24	$0.24

	Six Months Ended March 31,
	2019		2018
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands, Except Share and Per Share Data)

Net income	$4,314	$4,314	$2,191	$2,191

Weighted average shares outstanding	8,790,822	8,790,822	8,853,479	8,853,479
Effect of common stock equivalents	-	131,262	-	351,436
Adjusted weighted average shares used in earnings per share computation	8,790,822	8,922,084	8,853,479	9,204,915
Earnings per share - basic and diluted	$0.49	$0.48	$0.25	$0.24

As of March 31, 2019 and 2018, there were 584,832 and 873,159 shares of common stock, respectively, subject to options with an exercise price less than the then current market and which were included in the computation of diluted earnings per share. At March 31, 2019 and 2018, there were 202,500 and 177,500 shares, respectively, that had exercise prices greater than the then current market value and were considered anti-dilutive at such dates.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive (loss) income by component, net of tax, for the periods presented:

	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2019	2019	2018	2018	2018
	(Dollars in Thousands)
	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive (loss) income	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive (loss) income

Beginning balance, January 1	$(5,615)	$(418)	$(6,033)	$(2,125)	$360	$(1,765)
Other comprehensive (loss) income before reclassifications	3,572	(1,947)	1,625	(2,840)	150	(2,690)
Total	(2,043)	(2,365)	(4,408)	(4,965)	510	(4,455)
Reclassification from adoption of ASU 2016-01	(25)	-	(25)	-	-	-
Reclassification for net gains recorded in net income	(92)	-	(92)	-	-	-
Ending Balance, March 31	$(2,160)	$(2,365)	$(4,525)	$(4,965)	$510	$(4,455)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the changes in accumulated other comprehensive (loss) income by component, net of tax, for the periods presented:

	Six Months Ended March 31,			Six Months Ended March 31,
	2019	2019	2019	2018	2018	2018
	(Dollars in Thousands)
	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive (loss) income	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive (loss) income

Beginning balance, October 1	$(8,320)	$166	$(8,154)	$(1,091)	$331	$(760)
Other comprehensive (loss) income before reclassification	6,277	(2,531)	3,746	(3,571)	179	(3,392)
Total	(2,043)	(2,365)	(4,408)	(4,662)	510	(4,152)
Reclassification from adoption of ASU 2016-01	(25)	-	(25)
Reclassification for net gains recorded in net income	(92)	-	(92)	(303)	-	(303)
Ending Balance, March 31	$(2,160)	$(2,365)	$(4,525)	$(4,965)	$510	$(4,455)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$25,253	$-	$(431)	$24,822
Mortgage-backed securities - U.S. government agencies	307,219	1,859	(3,361)	305,717
State and political subdivisions	23,206	742	(1,155)	22,793
Corporate bonds	93,229	436	(831)	92,834
Total securities available for sale	$448,907	$3,037	$(5,778)	$446,166

Securities Held to Maturity:
U.S. government and agency obligations	$31,500	$127	$(1,669)	$29,958
Mortgage-backed securities - U.S. government agencies	5,337	166	(53)	5,450
State and political subdivisions	20,524	356	(129)	20,751

Total securities held to maturity	$57,361	$649	$(1,851)	$56,159

	March 31, 2019
	Amortized	Gross	Gross	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Equity securities
FHLMC preferred stock	$6	$66	$-	$72
Total equity securities	$6	$66		$72

The Company recognized net gains on equity securities of $34,000 and $0 for the six and three months ended March 31, 2019, respectively. No net gains or losses on sold equity securities were realized during the three or six months ended March 31, 2018.

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$25,562	$-	$(1,391)	$24,171
State and political subdivisions	22,078	-	(542)	21,536
Mortgage-backed securities - U.S. government agencies	193,451	77	(6,168)	187,360
Corporate bonds	75,622	-	(2,539)	73,083
Total debt securities available for sale	316,713	77	(10,640)	306,150

FHLMC preferred stock	6	31	-	37

Total securities available for sale	$316,719	$108	$(10,640)	$306,187

Securities Held to Maturity:
U.S. government and agency obligations	$33,500	$85	$(3,311)	$30,274
State and political subdivisions	20,574	2	(696)	19,880
Mortgage-backed securities - U.S. government agencies	5,778	148	(153)	5,773

Total securities held to maturity	$59,852	$235	$(4,160)	$55,927

As of March 31, 2019, the Bank maintained $251.5 million of securities in a safekeeping account at the FHLB of Pittsburgh available to be used for collateral as a convenience. The Bank is not required to maintain any specific collateral for its borrowings; therefore these securities are not restricted and could be sold or transferred if needed.

The following table shows the gross unrealized losses and related fair values of the Company’s investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position as of March 31, 2019:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$-	$-	$(431)	$24,822	$(431)	$24,822
Mortgage-backed securities - U.S. government agencies	(233)	31,387	(3,128)	106,545	(3,361)	137,932
State and political subdivisions	(1,155)	22,793	-	-	(1,155)	22,793
Corporate bonds	(123)	15,120	(708)	37,520	(831)	52,640

Total securities available for sale	$(1,511)	$69,300	$(4,267)	$168,887	$(5,778)	$238,187

Securities Held to Maturity:
U.S. government and agency obligations	$(1,669)	$28,831	$-	$-	$(1,669)	$28,831
Mortgage-backed securities - U.S. government agencies	-	-	(53)	2,034	(53)	2,034
State and political subdivisions	-	-	(129)	6,944	(129)	6,944

Total securities held to maturity	$(1,669)	$28,831	$(182)	$8,978	$(1,851)	$37,809

Total	$(3,180)	$98,131	$(4,449)	$177,865	$(7,629)	$275,996

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position as of September 30, 2018:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(89)	$4,479	$(1,302)	$19,692	$(1,391)	$24,171
Mortgage-backed securities -
U.S. government agencies	(1,821)	92,851	(4,347)	86,268	(6,168)	179,119
State and political subdivisions	(542)	21,536	-	-	(542)	21,536
Corporate debt securities	(1,719)	58,753	(820)	14,330	(2,539)	73,083

Total debt securities available for sale	$(4,171)	$177,619	$(6,469)	$120,290	$(10,640)	$297,909

Securities Held to Maturity:
U.S. government and agency obligations	$-	$-	$(3,311)	$27,190	$(3,311)	$27,190
Mortgage-backed securities -
U.S. government agencies	(106)	2,630	(46)	930	(152)	3,560
State and political subdivisions	(234)	11,238	(463)	6,618	(697)	17,856

Total securities held to maturity	$(340)	$13,868	$(3,820)	$34,738	$(4,160)	$48,606

Total	$(4,511)	$191,487	$(10,289)	$155,028	$(14,800)	$346,515

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

The Company assesses whether a credit loss exists with respect to a security by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery has occurred, or (3) it does not expect to recover the entire amortized cost basis of the security. The Company bifurcates the OTTI impact on impaired securities where impairment in value is deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. The credit component is determined by comparing the present value of the cash flows expected to be collected, discounted at the rate in effect before recognizing any OTTI, with the amortized cost basis of the debt security.  The Company uses the cash flows expected to be realized from the security, which includes assumptions about interest rates, timing and severity of defaults, estimates of potential recoveries, the cash flow distribution from the security and other factors, then applies a discount rate equal to the effective yield of the security.  The difference between the present value of the expected cash flows and the amortized book value is considered a credit loss.  The fair value of the security is determined using the same expected cash flows; the discount rate is a rate the Company determines from open market and other sources as appropriate for the particular security.  The difference between the fair value and the security’s remaining amortized cost is recognized in other comprehensive income (loss).

For both the three and six months ended March 31, 2019 and 2018, the Company did not record any credit losses on investment securities through earnings.

U.S. Government and Agency Obligations - At March 31, 2019, there were eight securities in a gross unrealized loss position for less than 12 months while there were 14 securities in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider any of these investments to be other-than-temporarily impaired at March 31, 2019.

Mortgage-Backed Securities – At March 31, 2019, there were 14 mortgage-backed securities in a gross unrealized loss position for less than 12 months, while there were 58 securities in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2019.

Corporate Bonds – At March 31, 2019, there were seven securities in a gross unrealized loss position for less than 12 months, while there were twenty-one securities in a gross unrealized loss position for more than 12 months at such date. These securities are issued by publicly traded companies with an investment grade rating by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2019.

State and political subdivisions – At March 31, 2019, there were seven securities in a gross unrealized loss for less than 12 months, while there were five securities in a gross unrealized loss position for more than 12 months at such date. These securities were issued by local municipalities/school districts located in the Commonwealth of Pennsylvania with an investment grade rating by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2019.

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

	March 31, 2019
	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due after one through five years	$1,704	$1,715	$5,256	$5,168
Due after five through ten years	23,736	23,712	7,511	7,434
Due after ten years	26,584	25,282	128,921	127,847

Total	$52,024	$50,709	$141,688	$140,449

During both the three and six month periods ended March 31, 2019, the Company sold three mortgage-back securities with an aggregate amortized cost of $12.8 million for a recognized aggregate gain of $117,000 (pre-tax). During the both three and six month periods ended March 31, 2018, the Company did not sell any securities.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	September 30,
	2019	2018
	(Dollars in Thousands)
One-to-four family residential	$299,323	$324,865
Multi-family residential	35,094	34,355
Commercial real estate	128,252	119,511
Construction and land development	168,465	160,228
Loans to financial institutions	6,000	6,000
Commercial business	20,934	17,792
Leases	1,139	1,687
Consumer	891	953

Total loans	660,098	665,391

Undisbursed portion of loans-in-process	(70,462)	(54,474)
Deferred loan fees (net)	(2,854)	(2,818)
Allowance for loan losses	(5,227)	(5,167)

Net loans	$581,555	$602,932

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at March 31, 2019:

	One- to- four family residential	Multi- family residential	Commercial real estate	Construction and land development	Loans to financial institutions	Commercial Business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,314	385	1,342	1,370	68	235	13	20	480	5,227
Total ending allowance balance	$1,314	$385	$1,342	$1,370	$68	$235	$13	$20	$480	$5,227

Loans:
Individually evaluated for impairment	$4,830	$287	$2,196	$8,750	$-	$-	$-	$10		$16,073
Collectively evaluated for impairment	294,493	34,807	126,056	159,715	6,000	20,934	1,139	881		644,025
Total loans	$299,323	$35,094	$128,252	$168,465	$6,000	$20,934	$1,139	$891		$660,098

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at September 30, 2018:

	One- to- four family residential	Multi- family residential	Commercial real estate	Construction and land development	Loans to financial institutions	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,343	347	1,154	1,554	64	187	18	18	482	5,167
Total ending allowance balance	$1,343	$347	$1,154	$1,554	$64	$187	$18	$18	$482	$5,167

Loans:
Individually evaluated for impairment	$5,081	$298	$1,919	$8,750	$-	$-	$-	$-		$16,048
Collectively evaluated for impairment	319,784	34,057	117,592	151,478	6,000	17,792	1,687	953		649,343
Total loans	$324,865	$34,355	$119,511	$160,228	$6,000	$17,792	$1,687	$953		$665,391

The loan portfolio is segmented at a level that allows management to monitor both risk and performance. Management evaluates for potential impairment all construction loans, multi-family loans, commercial real estate loans, commercial business loans, loans to financial institutions, leases and all loans and leases more than 90 days delinquent as to principal and/or interest. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect in full the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The following table presents impaired loans by class as of March 31, 2019, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$4,830	$4,830	$5,178
Multi-family residential	-	-	287	287	287
Commercial real estate	-	-	2,196	2,196	2,357
Construction and land development	-	-	8,750	8,750	11,131
Consumer	-	-	10	10	10
Total impaired loans	$-	$-	$16,073	$16,073	$18,963

The following table presents impaired loans by class as of September 30, 2018, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$5,081	$5,081	$5,432
Multi-family	-	-	298	298	298
Commercial real estate	-	-	1,919	1,919	2,057
Construction and land development	-	-	8,750	8,750	11,131
Total impaired loans	$-	$-	$16,048	$16,048	$18,918

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended March 31, 2019
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$4,952	$21	$5
Multi-family residential	290	5	-
Commercial real estate	2,202	10	1
Construction and land development	8,752	-	-
Consumer	10	-	-
Total impaired loans	$16,205	$36	$6

	Three Months Ended March 31, 2018
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$9,777	$43	$-
Multi-family residential	311	5	-
Commercial real estate	3,316	29	-
Construction and land development	8,744	-	-
Consumer	10	-	-
Total impaired loans	$22,158	$77	$-

	Six Months Ended March 31, 2019
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$5,055	$44	$10
Multi-family residential	293	10	-
Commercial real estate	2,133	20	2
Construction and land development	8,752	-	-
Consumer	8	-	-
Total impaired loans	$16,242	$74	$12

	Six Months Ended March 31, 2018
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$8,521	$77	$4
Multi-family residential	316	11	-
Commercial real estate	2,942	58	-
Construction and land development	8,879	-	-
Consumer	10	-	-
Total impaired loans	$20,668	$146	$4

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

	March 31, 2019
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$291,751	$2,742	$4,830	$299,323
Multi-family residential	34,481	326	287	35,094
Commercial real estate	121,958	4,098	2,196	128,252
Construction and land development	159,715	-	8,750	168,465
Loans to financial institutions	6,000	-	-	6,000
Commercial business	20,934	-	-	20,934
Total loans	$634,839	$7,166	$16,063	$658,068

	September 30, 2018
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$317,033	$2,751	$5,081	$324,865
Multi-family residential	34,057	-	298	34,355
Commercial real estate	115,670	1,922	1,919	119,511
Construction and land development	151,478	-	8,750	160,228
Loans to financial institutions	6,000	-	-	6,000
Commercial business	17,792	-	-	17,792
Total loans	$642,030	$4,673	$16,048	$662,751

The Company evaluates the classification of one-to-four family residential, leases and consumer loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a loan, the loan is downgraded following the above definitions of special mention, substandard, doubtful and loss.

The following tables represent loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status. Non-performing loans that would be included in the table are those loans greater than 90 days past due as to principal and/or interest that do not have a designated risk rating.

	March 31, 2019
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$296,034	$3,289	$299,323
Leases	1,139	-	1,139
Consumer	891	-	891
Total loans	$298,064	$3,289	$301,353

	September 30, 2018
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$321,853	$3,012	$324,865
Leases	1,687	-	1,687
Consumer	953	-	953
Total loans	$324,493	$3,012	$327,505

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following tables present the loan categories of the loan portfolio summarized by the aging categories of performing loans, delinquent loans and nonaccrual loans:

	March 31, 2019
							90 Days+
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing
	(Dollars in Thousands)
One-to-four family residential	$295,160	$993	$3,170	$4,163	$299,323	$3,289	$-
Multi-family residential	34,934	160	-	160	35,094	-	-
Commercial real estate	126,777	-	1,475	1,475	128,252	1,475	-
Construction and land development	159,715	-	8,750	8,750	168,465	8,750	-
Financial institutions	6,000	-	-	-	6,000	-	-
Commercial business	20,934	-	-	-	20,934	-	-
Leases	1,139	-	-	-	1,139	-	-
Consumer	783	108	-	108	891	-	-
Total loans	$645,442	$1,261	$13,395	$14,656	$660,098	$13,514	$-

	September 30, 2018
							90 Days+
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing
	(Dollars in Thousands)
One-to-four family residential	$321,749	$1,037	$2,079	$3,116	$324,865	$3,012	$-
Multi-family residential	34,355	-	-	-	34,355	-	-
Commercial real estate	117,335	722	1,454	2,176	119,511	1,627	-
Construction and land development	151,478	-	8,750	8,750	160,228	8,750	-
Commercial business	17,792	-	-	-	17,792	-	-
Loans to financial institutions	6,000	-	-	-	6,000	-	-
Leases	1,687	-	-	-	1,687	-	-
Consumer	837	116	-	116	953	-	-
Total loans	$651,233	$1,875	$12,283	$14,158	$665,391	$13,389	$-

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

Commercial real estate loans entail significant additional credit risks compared to owner-occupied one-to-four family residential mortgage loans, as they generally involve large loan balances concentrated with a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is, in some cases, also the primary occupant, and thus may be subject to a greater extent to the effects of adverse conditions in the real estate market and in the economy in general. Commercial business loans typically involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes the Company to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. These events may adversely affect the sale of the properties, potentially reducing both the borrowers’ ability to make required payments as well as reducing the value of the collateral property. Such lending is additionally subject to the risk that if the estimate of construction cost proves to be inaccurate, the Company potentially will be compelled to advance additional funds to allow completion of the project. In addition, if the estimate of value proves to be inaccurate, the Company may be confronted with a project, when completed, having less value than the loan amount. If the Company is forced to foreclose on a construction project prior to completion, there is no assurance that the Company would be able to recover the entire unpaid portion of the loan.

The following tables summarize the primary segments of the allowance for loan losses. Activity in the allowance is presented for the both three and six month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Financial institutions	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at December 31, 2018	$1,427	$372	$1,147	$1,445	$67	$193	$16	$13	$487	$5,167
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	60	-	-	-	-	-	-	-	-	60
Provision	(173)	13	195	(75)	1	42	(3)	7	(7)	-
ALLL balance at March 31, 2019	$1,314	$385	$1,342	$1,370	$68	$235	$13	$20	$480	$5,227

	Six Months Ended March 31, 2019
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Financial institutions	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2018	$1,343	$347	$1,154	$1,554	$64	$187	$18	$18	$482	$5,167
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	60	-	-	-	-	-	-	-	-	60
Provision	(89)	38	188	(184)	4	48	(5)	2	(2)	-
ALLL balance at March 31, 2019	$1,314	$385	$1,342	$1,370	$68	$235	$13	$20	$480	$5,227

	Three Months Ended March 31, 2018
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Financial institutions	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at December 31, 2017	$1,270	$158	$1,064	$1,621	$-	$26	$20	$24	$493	$4,676
Charge-offs	-	-	-	(12)	-	-	-	-	-	(12)
Recoveries	27	-	-	-	-	-	-	-	-	27
Provision	11	47	19	(144)	62	80	9	73	(7)	150
ALLL balance at March 31, 2018	$1,308	$205	$1,083	$1,465	$62	$106	$29	$97	$486	$4,841

	Six Months Ended March 31, 2018
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Financial institutions	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2017	$1,241	$205	$1,201	$1,358	$-	$4	$23	$24	$410	$4,466
Charge-offs	-	-	-	(12)	-	-	-	-	-	(12)
Recoveries	27	-	-	-	-	-	-	-	-	27
Provision	40	-	(118)	119	62	102	6	73	76	360
ALLL balance at March 31, 2018	$1,308	$205	$1,083	$1,465	$62	$106	$29	$97	$486	$4,841

The Company recorded no provision for loan losses for the three and six months period ended March 31, 2019, respectively, compared to $150,000 and $360,000 for the comparable three and six months periods in fiscal 2018. During both the quarter and six months ended March 31, 2019, the Company recorded no charge offs and recoveries of $60,000. During both the quarter and six months ended March 31, 2018, the Company recorded charge offs of $12,000 and recoveries of $27,000.

At March 31, 2019, the Company had nine loans aggregating $6.0 million that were classified as troubled debt restructurings (“TDRs”). Five of the nine loans aggregating $644,000 were performing in accordance with their restructured terms as of March 31, 2019 and accruing interest, with four of the TDRs on non-accrual status. Three of the TDRs which are classified as non-accrual totaling $4.9 million are a part of a troubled lending relationship totaling $10.6 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship). The remaining TDR is also on non-accrual and consists of a $445,000 loan secured by various commercial and residential properties.

The Company did not restructure any loans during the three and six months ended March 31, 2019, or during the three and six months ending March 31, 2018.

No TDRs defaulted during the six-month period ending March 31, 2019 or 2018.

6.	DEPOSITS

Deposits consist of the following major classifications:

	March 31,		September 30,
	2019		2018

	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$67,346	8.2%	$66,120	8.4%
Interest-bearing checking accounts	64,156	7.7	49,209	6.3
Non interest-bearing checking accounts	12,350	1.5	13,620	1.7
Passbook, club and statement savings	87,383	10.6	91,489	11.7
Certificates maturing in six months or less	352,331	42.7	301,184	38.4
Certificates maturing in more than six months	241,933	29.3	262,636	33.5

Total	$825,499	100.0%	$784,258	100.0%

Certificates of $250,000 and over totaled $29.7 million as of March 31, 2019 and $81.9 million as of September 30, 2018.

7.	ADVANCES FROM FEDERAL HOME LOAN BANK – SHORT TERM

As of March 31, 2019 and September 30, 2018 outstanding balances and related information of short-term borrowings from the FHLB are summarized as follows:

				March 31,	September 30,
				2019	2018
Type	Maturity Date	Coupon	Call Date	Amount	Amount
				(Dollars in Thousands)
Fixed Rate - Repo Plus	12-Oct-18	2.31%	Not Applicable	$-	$10,000
Weighted average rate		2.31%

Fixed Rate - Repo Plus	1-Apr-19	2.70%	Not Applicable	$500	$-
Fixed Rate - Repo Plus	15-Apr-19	2.71%	Not Applicable	10,000	-
Fixed Rate - Repo Plus	17-Apr-19	2.70%	Not Applicable	15,000	-
Weighted average rate		2.70%		$25,500	$10,000

As of March 31, 2019, short-term advances include a $10.0 million and $15.0 million 30 day FHLB advances associated with interest rate swap contracts. The additional $500,000 at March 31, 2019 consisted of an overnight borrowing to provide additional short-term liquidity. As of September 30, 2018, there was a $10.0 million 30 day FHLB advance associated with an interest rate swap contract

8.	ADVANCES FROM FEDERAL HOME LOAN BANK – LONG TERM

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by a blanket collateral of loans held by the Company and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of March 31, 2019 and September 30, 2018 are as follows:

Lomg-term FHLB advances:
	Maturity range		Weighted average	Stated interest rate range		March 31,	September 30,
Description	from	to	interest rate	from	to	2019	2018
						(Dollars in Thousands)
Fixed Rate - Amortizing	1-Oct-18	30-Sep-20	1.53%	1.53%	1.53%	$940	$1,639
Fixed Rate - Amortizing	1-Oct-20	30-Sep-21	2.69%	1.94%	2.83%	18,851	23,288
Fixed Rate - Amortizing	1-Oct-21	30-Sep-22	2.80%	1.99%	3.05%	10,299	11,848
Fixed Rate - Amortizing	1-Oct-22	30-Sep-23	2.88%	1.94%	3.11%	7,746	8,550
Total			2.73%			$37,836	$45,325

Fixed Rate - Advances	1-Oct-18	30-Sep-19	2.66%	1.40%	2.66%	$3,011	$18,528
Fixed Rate - Advances	1-Oct-19	30-Sep-20	2.62%	1.38%	3.06%	12,365	12,413
Fixed Rate - Advances	1-Oct-20	30-Sep-21	2.45%	1.42%	2.92%	3,027	3,037
Fixed Rate - Advances	1-Oct-21	30-Sep-22	2.28%	1.94%	3.23%	23,358	23,380
Fixed Rate - Advances	1-Oct-22	30-Sep-23	2.72%	2.18%	3.22%	65,999	37,000
Fixed Rate - Advances	1-Oct-23	30-Sep-24	2.99%	2.98%	3.20%	53,998	5,000
Total			2.73%			$161,758	$99,358
			2.73%		Total	$199,594	$144,683

9.	DERIVATIVES

The Company has contracted with a third party to participate in interest rate swap contracts. One of the swaps is a cash flow hedge associated with FHLB advances at both March 31, 2019 and September 30, 2018, while there are seven additional cash flow hedges tied to wholesale funding at March 31, 2019. These interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. During the quarter ended March 31, 2019, $3,000 of expense was recognized as ineffectiveness through earnings, while $6,000 of income was recognized as ineffectiveness through earnings during the comparable period in fiscal 2018. During the six months ended March 31, 2019, $5,000 of expense was recognized as ineffectiveness through earnings, while $48,000 of income was recognized as ineffectiveness through earnings during the comparable period in 2018. There were nine interest rate swaps designated as fair value hedges involving the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements that were applicable to two loans and seven investment securities as of both March 31, 2019 and September 30, 2018. The fair value of the swaps is recorded in the other liabilities section of the statement of financial condition.

Below is a summary of the interest rate swap agreements and their terms as of March 31, 2019.

	Hedged	Notional	Pay	Receive	Maturity	Unrealized
	Item	Amount	Rate	Rate	Date	Loss
	(Dollars in thousands)

Interest rate swap contract	FHLB Advance	$10,000	2.70%	1 Mth Libor	10-Apr-25	$(311)
Interest rate swap contract	State and political subdivision	1,705	3.06%	3 Mth Libor	15-Feb-27	(87)
Interest rate swap contract	State and political subdivision	2,825	3.06%	3 Mth Libor	1-Apr-27	(147)
Interest rate swap contract	State and political subdivision	5,000	3.07%	3 Mth Libor	1-Jan-28	(275)
Interest rate swap contract	State and political subdivision	1,235	3.07%	3 Mth Libor	1-Mar-28	(69)
Interest rate swap contract	State and political subdivision	4,500	3.07%	3 Mth Libor	1-May-28	(252)
Interest rate swap contract	State and political subdivision	3,305	3.05%	3 Mth Libor	1-Feb-27	(165)
Interest rate swap contract	State and political subdivision	3,000	3.06%	3 Mth Libor	15-Oct-27	(160)
Interest rate swap contract	Commercial loan	8,300	5.74%	1 Mth Libor +250 bp	13-Jun-25	-
Interest rate swap contract	Commercial loan	1,100	4.10%	1 Mth Libor +276 bp	1-Aug-26	-
Interest rate swap contract	90 Day wholesale funding	20,000	2.78%	3 Mth Libor	11-Jan-24	(492)
Interest rate swap contract	90 Day wholesale funding	15,000	2.75%	3 Mth Libor	18-Jan-24	(345)
Interest rate swap contract	90 Day wholesale funding	25,000	2.66%	3 Mth Libor	20-Feb-24	(491)
Interest rate swap contract	90 Day wholesale funding	25,000	2.56%	3 Mth Libor	28-Feb-24	(377)
Interest rate swap contract	30 Day wholesale funding	15,000	2.51%	1 Mth Libor	15-Feb-24	(257)
Interest rate swap contract	90 Day wholesale funding	25,000	2.59%	3 Mth Libor	13-Mar-24	(409)
Interest rate swap contract	90 Day wholesale funding	25,000	2.51%	3 Mth Libor	27-Mar-24	(314)

Total						$(4,151)

Below is a summary of the interest rate swap agreements and their terms as of September 30, 2018.

	Hedged	Notional	Pay	Receive	Maturity	Unrealized
	Item	Amount	Rate	Rate	Date	Gain (Loss)
	(Dollars in thousands)

Interest rate swap contract	FHLB Advance	$10,000	2.70%	1 Mth Libor	10-Apr-25	$35
Interest rate swap contract	State and political subdivision	1,705	3.06%	3 Mth Libor	15-Feb-27	(19)
Interest rate swap contract	State and political subdivision	2,825	3.06%	3 Mth Libor	1-Apr-27	(31)
Interest rate swap contract	State and political subdivision	5,000	3.07%	3 Mth Libor	1-Jan-28	(57)
Interest rate swap contract	State and political subdivision	1,235	3.07%	3 Mth Libor	1-Mar-28	(14)
Interest rate swap contract	State and political subdivision	4,500	3.07%	3 Mth Libor	1-May-28	(52)
Interest rate swap contract	State and political subdivision	3,305	3.05%	3 Mth Libor	1-Feb-27	(32)
Interest rate swap contract	State and political subdivision	3,000	3.06%	3 Mth Libor	15-Oct-27	(32)
Interest rate swap contract	Commercial loan	8,300	5.74%	1 Mth Libor +250 bp	13-Jun-25	-
Interest rate swap contract	Commercial loan	1,100	4.10%	1 Mth Libor +276 bp	1-Aug-26	-

Total						$(202)

All interest swaps are carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”

10.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	March 31,	September 30,
	2019	2018
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,428	$1,445
Nonaccrual interest	619	312
Accrued vacation	4	29
Capital loss carryforward	356	356
Split dollar life insurance	8	10
Post-retirement benefits	77	85
Unrealized losses on available for sale securities	576	2,212
Unrealized losses on interest rate swaps	629	-
Deferred compensation	811	838
Goodwill	75	80
Other	50	55
Employee benefit plans	330	239

Total deferred tax assets	4,963	5,661
Valuation allowance	(356)	(356)
Total deferred tax assets, net of valuation allowance	4,607	5,305

Deferred tax liabilities:
Property	127	179
Unrealized gains on interest rate swaps	-	44
Purchase accounting adjustments	102	59
Deferred loan fees	266	368

Total deferred tax liabilities	495	650

Net deferred tax assets	$4,112	$4,655

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be fully realized through future reversals of existing taxable temporary differences, and/or to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains recognized over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The valuation allowance totaled $356,000 at both March 31, 2019, and September 30, 2018, respectively.

For the six-month period ended March 31, 2019, the Company recorded income tax expense of $809,000 compared to income tax expense of $2.9 million, for the period ended March 31, 2018, which included a $1.8 million one-time non-cash charge related to a re-evaluation of the Company’s deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act in December 2017. The re-evaluation reflected the effect of the significant decline in the federal corporate income tax rate applicable to the Company. During fiscal 2018, commencing with the quarter ended December 31, 2017, the Company’s federal statutory income tax rate was 24.25% as compared to companies which are calendar year tax reporting companies whose statutory rate decreased to 21% starting January 1, 2018. Effective October 1, 2018, the Company’s federal statutory tax rate was reduced to 21%.

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

The Company maintains the 2008 Recognition and Retention Plan and Trust (the “2008 RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the 2008 RRP purchased 213,528 shares (on a converted basis) of the Company’s common stock in the open market for an aggregate cost of approximately $2.5 million, at an average purchase price per share of $11.49. The Company made sufficient contributions to the 2008 RRP to fund these purchases. Shares subject to awards under the 2008 RRP generally vest at the rate of 20% per year over five years. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares of common stock can be awarded as restricted stock awards or units, of which 233,500 shares were awarded during February 2015. In August 2016, the Company granted 7,473 shares under the 2008 RRP and 3,027 shares under the 2014 SIP. In March 2017, the Company granted 17,128 shares under the 2014 SIP. In March 2018, the Company granted 8,209 shares under the 2008 RRP and 18,291 shares under the 2014 SIP.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three and six months ended March 31, 2019, an aggregate of $150,000 and $307,000, respectively, was recognized in compensation expense for the grants pursuant to the 2008 RRP and the grants pursuant to the 2014 SIP. During the three and six months ended March 31, 2018, $99,000 and $250,000, respectively, was recognized in compensation expense for the grants pursuant to the 2008 RRP and the grants pursuant to the 2014 SIP. At March 31, 2019, approximately $1.1 million in additional compensation expense for unvested shares awarded related to the 2008 RRP and 2014 SIP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the six months ended March 31, 2019 and 2018 is presented in the following tables:

	Six Months Ended March 31, 2019
	Number of Shares (1)	Weighted Average Grant Date Fair Value

Non-vested stock awards at October 1, 2018	116,916	$14.36
Granted	-	-
Forfeited	-	-
Vested	(44,024)	13.38
Non-vested stock awards at the March 31, 2019	72,892	$14.95

	Six Months Ended March 31, 2018
	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested stock awards at October 1, 2017	142,594	$12.79
Granted	26,500	18.46
Forfeited	4,636	11.91
Vested	(44,647)	12.06
Non-vested stock awards at the March 31, 2018	129,083	$14.17

The Company maintains the 2008 Stock Option Plan (the “2008 Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares of common stock were approved for future issuance pursuant to the 2008 Option Plan. As of March 31, 2019, all of the options had been awarded under the 2008 Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 605,000 shares were awarded during February 2015. During August 2016, the Company granted 18,867 shares under the 2008 Option Plan and 8,633 shares under the 2014 SIP. In March 2017, the Company granted 22,828 shares under the 2014 SIP. In May 2017, the Company granted 24,717 shares under the 2014 SIP and 283 shares under the 2008 Option Plan. In March 2018, the Company granted 159,265 shares under the 2014 SIP and 18,235 shares under the 2008 Option Plan.

A summary of the status of the Company’s stock options under the 2008 Option Plan and the 2014 SIP as of March 31, 2019 and 2018 are presented below:

	Six Months Ended March 31, 2019
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2018	869,026	$13.41
Granted	-	-
Exercised	(75,694)	11.77
Forfeited	(6,000)	12.23
Outstanding at March 31, 2019	787,332	$13.58
Exercisable at March 31, 2019	512,788	$12.13

	Six Months Ended March 31, 2018
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2017	922,564	$12.04
Granted	177,500	18.46
Exercised	(37,171)	11.50
Forfeited	(12,234)	11.90
Outstanding at March 31, 2018	1,050,659	$13.15
Exercisable at March 31, 2018	595,385	$11.53

The weighted average remaining contractual term was approximately 7.0 years for options outstanding as of March 31, 2019.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013, $4.67 for options granted during fiscal 2014, $4.58 for options granted during fiscal 2015, $2.13 for options granted during fiscal 2016, $3.18 for options granted during fiscal 2017 and $3.63 for options granted in fiscal 2018. The fair value for grants made in fiscal 2017 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise price range from $17.43 to $18.39, a term of seven years, a volatility of 14.37%, an interest rate of 2.22% and a yield of 0.69%. The fair value for grants made in fiscal 2018 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value based on the grant date market value price of $18.46, a term of seven years, a volatility rate of 15.9%, an interest rate of 2.82% and a yield rate of 1.08%.

During the three and six months ended March 31, 2019, $127,000 and $277,000, respectively, was recognized in compensation expense for options granted pursuant to the 2008 Option Plan and the 2014 SIP. During the three and six months ended March 31, 2018, $102,000 and $239,000, respectively, was recognized in compensation expense for options granted pursuant to the 2008 Option Plan and the 2014 SIP.

At March 31, 2019, there was approximately $1.1 million in additional compensation expense to be recognized for awarded options which remained outstanding and unvested at such date. The weighted average period over which this expense will be recognized is approximately 2.2 years.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2019, the Company had $58.2 million in outstanding commitments to originate loans with market interest rates ranging from 6.00% to 6.75%. At September 30, 2018, the Company had $40.4 million in outstanding commitments to originate loans with market interest rates ranging from 4.25% to 6.25%. The aggregate undisbursed portion of loans-in-process amounted to $70.5 million at March 31, 2019 and $54.5 million at September 30, 2018.

The Company also had commitments under unused lines of credit of $69.7 million as of March 31, 2019 and $51.9 million as of September 30, 2018 and letters of credit outstanding of $1.6 million as of March 31, 2019 and $1.6 million as of September 30, 2018.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At March 31, 2019, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $1.5 million related to loans sold to the FHLB. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred. These loans are seasoned loans and remain performing.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2019 and September 30, 2018, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Generally accepted accounting principles used in the United States establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

The three broad levels of hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets and liabilities as of March 31, 2019 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$24,822	$-	$24,822
State and political subdivisions	-	22,793	-	22,793
Mortgage-backed securities - U.S. Government agencies	-	305,717	-	305,717
Corporate bonds	-	92,834	-	92,834
Equity securities	72	-	-	72
Total	$72	$446,166	$-	$446,238

Liabilities
Interest rate swap contracts	$-	$4,141	$-	$4,141
Total	$-	$4,141	$-	$4,141

Those assets as of September 30, 2018 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$24,171	$-	$24,171
State and political subdivisions	-	21,536	-	21,536
Mortgage-backed securities - U.S. Government agencies	-	187,360	-	187,360
Corporate bonds	-	73,083	-	73,083
FHLMC preferred stock	37	-	-	37
Interest rate swap contracts	-	225	-	225
Total	$37	$306,375	$-	$306,412

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due (principle and interest) in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value of approximately $16.1 million as of March 31, 2019.

Other Real Estate Owned

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

 Summary of Non-Recurring Fair Value Measurements

	At March 31, 2019
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$16,073	$16,073
Other real estate owned	-	-	423	423
Total	$-	$-	$16,496	$16,496

	At September 30, 2018
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$16,048	$16,048
Other real estate owned	-	-	1,026	1,026
Total	$-	$-	$17,074	$17,074

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At March 31, 2019
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$16,073	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 8% discount/ 6%
Other real estate owned	$423	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	10% discount

	At September 30, 2018
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$16,048	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 8% discount/ 6%
Other real estate owned	$1,026	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	18% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

			Fair Value Measurements at
			March 31, 2019
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$50,593	$50,593	$50,593	$-	$-
Certificates of deposit	2,351	2,351	2,351	-	-
Investment and mortgage-backed securities available for sale	446,166	446,166	-	446,166	-
Equity securities	72	72	72
Investment and mortgage-backed securities held to maturity	57,361	56,159	-	56,159	-
Loans receivable, net	581,555	578,091	-	-	578,091
Accrued interest receivable	4,314	4,314	4,314	-	-
Restricted bank stock	10,383	10,383	10,383	-	-
Bank owned life insurance	28,996	28,996	28,996	-	-

Liabilities:
Checking accounts	76,506	76,506	76,506	-	-
Money market deposit accounts	67,346	67,346	67,346	-	-
Passbook, club and statement savings accounts	87,383	87,383	87,383	-	-
Certificates of deposit	594,264	605,324	-	-	605,324
Advances from FHLB short-term	25,500	25,500	25,500		-
Advances from FHLB long-term	199,594	201,289	-	-	201,289
Accrued interest payable	2,814	2,814	2,814	-	-
Advances from borrowers for taxes and insurance	2,260	2,260	2,260	-	-
Interest rate swap contracts	4141	4141	-	4141	-

			Fair Value Measurements at
			September 30, 2018
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$48,171	$48,171	$48,171	$-	$-
Certificates of deposit	1,604	1,604	1,604	-	-
Investment and mortgage-backed securities available for sale	306,187	306,187	37	306,150	-
Investment and mortgage-backed securities held to maturity	59,852	55,927	-	55,927	-
Loans receivable, net	602,932	598,596	-	-	598,596
Accrued interest receivable	3,825	3,825	3,825	-	-
Restricted bank stock	7,585	7,585	7,585	-	-
Interest rate swap contracts	225	225	-	225	-
Bank owned life insurance	28,691	28,691	28,691	-	-

Liabilities:
Checking accounts	62,886	62,886	62,886	-	-
Money market deposit accounts	60,686	60,686	60,686	-	-
Passbook, club and statement savings accounts	96,866	96,866	96,866	-	-
Certificates of deposit	563,820	569,375	-	-	569,375
Advances from FHLB -short-term	10,000	10,000	10,000	-	-
Advances from FHLB -long-term	144,683	141,116	-	-	141,116
Accrued interest payable	3,232	3,232	3,232	-	-
Advances from borrowers for taxes and insurance	2,083	2,083	2,083	-	-

Cash and Cash Equivalents—For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investments and Mortgage-Backed Securities—The fair value of investment securities and mortgage-backed securities is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services.

Loans Receivable—On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes in the financial statements.  The September 30, 2018, fair value of each class of financial instruments disclosure did not utilize the exit price notion when measuring fair value and, therefore, would not be comparable to the March 31, 2019 disclosure.  The Company estimated the fair value based on guidance from ASC 820-10, Fair Value Measurements, which defines fair value as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  There is no active observable market for sale information on community bank loans and, thus, Level 3 fair value procedures were utilized, primarily in the use of present value techniques incorporating assumptions that market participants would use in estimating fair values.

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

14.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp on January 1, 2017.

	Balance October 1,	Additions/		Balance March 31,	Amortization
	2018	Adjustments	Amortization	2019	Period

Goodwill	$6,102	$-	$-	$6,102
Core deposit intangible	571	-	(63)	508	10 years
	$6,673	$-	$(63)	$6,610

As of March 31, 2019, the current fiscal year and the future fiscal periods amortization expense for the core deposit intangible is:

(In Thousands)
2019	$60
2020	108
2021	93
2022	78
2023	64
Thereafter	105
Total	$508

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2018 (the “Form 10-K”).

Overview. Prudential Bancorp, Inc. (the “Company”) was formed by Prudential Bancorp, Inc. of Pennsylvania to become the successor holding company for Prudential Bank (the “Bank”) (formerly known as Prudential Savings Bank) as a result of the second-step conversion of Prudential Mutual Holding Company completed in October 2013. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, non-interest income (which includes impairment charges) and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy expense, depreciation, data processing expense, payroll taxes and other expenses. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking and Securities (the “Department”). The Bank’s main office is located in Philadelphia, Pennsylvania, with nine additional full-service banking offices located in Philadelphia, Delaware and Montgomery Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank. In 2006, all mortgage-backed securities then owned by the Company’s predecessor were transferred to PSB Delaware, Inc. PSB Delaware, Inc.’s activities are included as part of the consolidated financial statements.

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

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no securities with a Level 3 classification as of March 31, 2019 or September 30, 2018.

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

Derivatives. The Company uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the payment of either fixed or variable-rate amounts in exchange for the receipt of variable or fixed-rate amounts from a counterparty, respectively. The Company uses interest rate swaps to manage its exposure to changes in fair value. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed rate payments over the life of the agreements without the exchange of the underlying notional amount.

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

In addition to factors previously disclosed in the reports filed by the Company with the Securities and Exchange commission (“SEC”) and those identified elsewhere in this Form 10-Q, the following factors, among others, could cause actual results to differ materially from forward looking statements or historical performance: the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; general economic conditions; legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies, rates and regulations of federal, state and local tax authorities, including the effects of the Tax Cuts and Jobs Act (“Tax Reform Act”); changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan, investment and mortgage-backed securities portfolios; geographic concentration of the Company’s business; fluctuations in real estate values; the adequacy of loan loss reserves; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees; and the success of the Company at managing the risks involved in the foregoing.

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

Market Overview. The economy continued to improve during 2019 and 2018.

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

The following discussion provides further details on the financial condition of the Company at March 31, 2019 and September 30, 2018, and the results of operations for the three and six months ended March 31, 2019 and 2018.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2019 AND SEPTEMBER 30, 2018

At March 31, 2019, the Company had total assets of $1.2 billion, as compared to $1.1 billion at September 30, 2018, an increase of 11.2%. At March 31, 2019, the investment portfolio increased by $137.6 million to $503.6 million as compared to $366.1 million at September 30, 2018 primarily as a result of the purchase of U.S. government agency mortgage-backed securities. Net loans receivable decreased $21.3 million to $581.6 million at March 31, 2019 from $602.9 million at September 30, 2018.

Total liabilities increased by $115.7 million to $1.1 billion at March 31, 2019 from $952.8 million at September 30, 2018. Total deposits increased $41.2 million, consisting primarily of certificates of deposit which were used to fund asset growth as well as to meet on going liquidity needs. At March 31, 2019, the Company had FHLB advances outstanding of $225.1 million as compared to $154.7 million at September 30, 2018. The increase in the level of borrowings was primarily due to the match funding of purchases of investment securities in order to lock in the yield with minimal interest rate risk as part of the Company’s asset/liability management. All of the borrowings had maturities of less than six years.

Total stockholders’ equity increased by $5.5 million to $133.9 million at March 31, 2019 from $128.4 million at September 30, 2018. The increase was primarily due to net income of $4.3 million combined with a $3.6 million increase in the appreciation in the fair market value of available for sale securities due to increased market rates of interest. These increases were partially offset by net treasury stock repurchases, net of stock plan activity, of $1.2 million and dividend payments of $893,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 AND 2018

Net income. The Company reported net income of $2.3 million, or $0.27 per basic share and $0.26 per diluted share, for the quarter ended March 31, 2019 as compared to income of $2.2 million, or $0.24 per basic and diluted share, respectively, for the same quarter in fiscal 2018. For the six months ended March 31, 2019, the Company recognized net income of $4.3 million, or $0.49 per basic and $0.48 per diluted share as compared to net income of $2.2 million, or $0.25 per basic and $0.24 per diluted share, for the same period in fiscal 2018.

Net interest income. For the three months ended March 31, 2019, net interest income increased to $6.3 million as compared to $6.2 million for the same period in fiscal 2018. The increase reflected a $2.8 million, or 33.3%, increase in interest income, substantially offset by an increase of $2.7 million, or 126.2%, in interest paid on deposits and borrowings. The increase in net interest income between the periods was primarily due to the increase in the weighted average balance of earning assets combined with the shift in the Bank’s emphasis to increase its investment in commercial real estate and construction loans, which generally produce higher yields than those obtained on residential loans. The average balance of interest-earning assets increased by $241.2 million, or 27.0%, to $1.1 billion from the comparable period in 2018. The yield on interest-earning assets increased by 19 basis points, to 3.98% for the quarter ended March 31, 2019 from the comparable period in 2018. However, during the same period, the weighted average cost of borrowings and deposits increased to 1.94% from 1.08% for the comparable period in 2018 due to increases in market rates of interest. For the six months ended March 31, 2019, net interest income was $12.3 million as compared to $12.4 million for the same period in fiscal 2018. The increase in interest income of $4.7 million, or 29.0%, was offset by an increase of $4.8 million, or 118.5%, in interest paid on deposits and borrowings. The increase in interest income was primarily due to the increase in the weighted average balances of earning assets, the shift in emphasis to increased investment in commercial real estate and construction loans and a rising interest rate environment. The average balance of interest-earning assets increased by $206.4 million, or 23.3%, from the comparable period in 2018. The yield on interest-earning assets increased by 17 basis points, to 3.89% for the six months ended March 31, 2019 from the comparable period in 2018. The weighted average cost of borrowings and deposits increased to 1.83% during the six months ended March 31, 2019 from 1.03% during the comparable period in 2018 primarily due to increases in market rates of interest, reflecting in part the competitive market for deposits in the areas in which the Company operates.

For the three and six months ended March 31, 2019, the net interest margin was 2.26% and 2.27%, respectively, compared to 2.83% and 2.81% for the same periods in fiscal 2018, respectively. The margin compression experienced in the 2019 periods reflected in large part the higher funding costs resulting from the increases in the federal funds rates combined with a competitive market for funding deposits. Asset yields have not risen as quickly as liability costs in response to the rising interest rate environment exacerbated by the competitive market for funding sources, especially locally-sourced deposits.

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

	Three Months
	Ended March 31,
	2019			2018
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$196,030	$1,681	3.48%	$149,235	$1,159	3.15%
Mortgage-backed securities	309,638	2,553	3.34	139,264	851	2.48
Loans receivable(2)	587,857	6,722	4.64	583,319	6,261	4.35
Other interest-earning assets	41,244	178	1.75	21,797	84	1.56
Total interest-earning assets	1,134,769	11,134	3.98	893,615	8,355	3.79
Cash and non interest-bearing balances	2,339			2,460
Other non interest-earning assets	22,547			50,774
Total assets	$1,159,655			$946,849
Interest-bearing liabilities:
Savings accounts	$86,826	8	0.04	$112,490	17	0.06
Money market deposit and NOW accounts	119,831	209	0.71	121,529	52	0.17
Certificates of deposit	601,503	3,323	2.24	433,877	1,501	1.40
Total deposits	808,160	3,540	1.78	667,896	1,570	0.95
Advances from Federal Home Loan Bank	195,007	1,270	2.64	131,187	556	1.72
Advances from borrowers for taxes and insurance	1,958	1	0.21	2,667	1	0.15
Total interest-bearing liabilities	1,005,125	4,811	1.94	801,750	2,127	1.08
Non interest-bearing liabilities:
Non interest-bearing demand accounts	14,962			11,384
Other liabilities	7,333			1,949
Total liabilities	1,027,420			815,083
Stockholders' equity	132,235			131,766
Total liabilities and stockholders' equity	$1,159,655			$946,849
Net interest-earning assets	$129,644			$91,865
Net interest income; interest rate spread		$6,323	2.04%		$6,228	2.62%
Net interest margin(3)			2.26%			2.83%

Average interest-earning assets to average interest-bearing liabilities		112.90%			111.46%

	Six Months
	Ended March 31,
	2019			2018
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$189,535	$3,240	3.43%	$143,353	$2,145	3.00%
Mortgage-backed securities	267,232	4,308	3.23	136,619	1,693	2.49
Loans receivable(2)	586,559	13,184	4.51	579,789	12,368	4.28
Other interest-earning assets	46,126	404	1.76	23,253	185	1.60
Total interest-earning assets	1,089,452	21,136	3.89	883,014	16,391	3.72
Cash and non interest-bearing balances	2,246			2,360
Other non interest-earning assets	39,078			53,260
Total assets	$1,130,776			$938,634
Interest-bearing liabilities:
Savings accounts	$88,551	105	0.24	$107,414	36	0.07
Money market deposit and NOW accounts	115,768	334	0.58	124,287	101	0.16
Certificates of deposit	583,795	6,139	2.11	421,450	2,843	1.35
Total deposits	788,114	6,578	1.67	653,151	2,980	0.92
Advances from Federal Home Loan Bank	175,100	2,217	2.54	129,474	1,044	1.62
Advances from borrowers for taxes and insurance	2,272	2	0.18	2,470	3	0.24
Total interest-bearing liabilities	965,486	8,797	1.83	785,095	4,027	1.03
Non interest-bearing liabilities:
Non interest-bearing demand accounts	15,644			10,976
Other liabilities	18,917			9,113
Total liabilities	1,000,047			805,184
Stockholders' equity	130,729			133,450
Total liabilities and stockholders' equity	$1,130,776			$938,634
Net interest-earning assets	$123,966			$97,919
Net interest income; interest rate spread		$12,339	2.06%		$12,364	2.69%
Net interest margin(3)			2.27%			2.81%

Average interest-earning assets to average interest-bearing liabilities		112.84%			112.47%

(1) Yields and rates for the three and six month periods are annualized.

(2) Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.

(3) Equals net interest income divided by average interest-earning assets.

Provision for loan losses. The Company recorded no provision for loan losses for the three and six months ended March 31, 2019, respectively, compared to a provision for loan losses of $150,000 and $360,000, respectively, for the same periods in fiscal 2018

The allowance for loan losses totaled $5.2 million, or 0.9% of total loans and 38.7% of total non-performing loans (which included loans acquired from Polonia Bancorp as of January1, 2017 at their fair value) at March 31, 2019 as compared to $5.2 million, or 0.9% of total loans and 32.6% of total non-performing loans at September 30, 2018. The Company believes that the allowance for loan losses at March 31, 2019 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

The Company’s methodology for assessing the adequacy of the allowance establishes both specific and general pooled allocations of the allowance.  Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system.  The resulting determinations are reviewed and approved by senior management.

At March 31, 2019, the Company’s non-performing assets totaled $13.9 million or 1.2% of total assets as compared to $14.4 million or 1.3% of total assets at September 30, 2018. Non-performing assets at March 31, 2019 included five construction loans aggregating $8.8 million, 21 one-to-four family residential loans aggregating $3.3 million, and five commercial real estate loans aggregating $1.4 million. Non-performing assets at March 31, 2019 also included other real estate owned consisting of one single-family residential property with an aggregate carrying value of $423,000. At March 31, 2019, the Company had nine loans aggregating $6.0 million that were classified as troubled debt restructurings (“TDRs”). Five of such loans aggregating $639,000 were performing as of March 31, 2019 in accordance with their restructured terms and were accruing interest. One TDR is on non-accrual and consists of a $441,000 loan secured by a single-family property. The three remaining TDRs totaling $4.9 million are also classified as non-accrual and are a part of a lending relationship totaling $10.6 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower. As previously disclosed, subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in June 2017. The Bank has moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings.

At March 31, 2019, the Company had $1.3 million of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of six one-to-four family residential loans totaling $993,000, one multi-family property in the amount of $160,000 and four consumer loans totaling $108,000.

At March 31, 2019, we also had a total of twenty-four loans aggregating $7.2 million that had been designated “special mention”. These loans consist of seventeen one-to-four family residential loans totaling $2.7 million, six commercial real estate loans totaling $4.1 million and one multi-family totaling $326,000. At September 30, 2018, we had a total of 26 loans aggregating $4.7 million designated as “special mention”.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal and/or interest and real estate owned) as of March 31, 2019 and September 30, 2018. At neither date did the Company have any accruing loans 90 days or more past due that were accruing.

	March 31,	September 30,
	2019	2018
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$3,289	$3,012
Commercial real estate	1,475	1,627
Construction and land development	8,750	8,750
Total non-accruing loans	13,514	13,389
Other real estate owned, net: (1)	423	1,026
Total non-performing assets	$13,937	$14,415

Total non-performing loans as a percentage of loans, net	2.32%	2.65%
Total non-performing loans as a percentage of total assets	1.12%	1.24%
Total non-performing assets as a percentage of total assets	1.16%	1.33%

(1)	Other real estate owned balances are shown net of related loss allowances and consist solely of real property.

Non-interest income. Non-interest income amounted to $542,000 and $922,000 for the three and six month periods ended March 31, 2019, respectively, compared to $567,000 and $982,000, respectively, for the comparable periods in fiscal 2018. The decrease experienced in both of the 2019 periods was primarily attributable to the decrease in derivative-related income in 2019 periods from the 2018 periods. The effect of this decrease was partially offset by investment gains during the quarter and six months ended March 31, 2019.

Non-interest expense. For the three and six month periods ended March 31, 2019, non-interest expense increased $277,000 or 7.2% and $226,000 or 2.9%, respectively, compared to the same periods in the prior fiscal year. Non-interest expense increased in the fiscal 2019 periods due in part to the hiring of additional personnel in our lending operations, normal salary increases as well as increases in benefit plan expenses. Partially offsetting these increases were decreases in professional fees and occupancy expense as the Company maintained its focus on continued implementation of operating efficiencies.

Income tax expense. For the three month period ended March 31, 2019, the Company recorded a tax expense of $380,000, compared to a tax expense of $619,000 for the same period in fiscal 2018. For the six month period ended March 31, 2019, the Company recorded an income tax expense of $809,000 as compared to a tax expense of $2.9 million for the same period in fiscal 2018. The reduction in the three month period ended March 31, 2019 reflected a benefit in 2019 associated with Company stock benefit plans combined with the decrease in the federal statutory income tax rate. The $2.9 million tax expense for the six months ended March 31, 2018 includes a one-time charge of $1.8 million related to a re-evaluation of the Company’s deferred tax assets due to the tax legislation enacted in December 2017 that reduced the statutory federal corporate income tax rate from 35% to 21%.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-earning assets that provide additional liquidity. At March 31, 2019, our cash and cash equivalents amounted to $50.6 million. In addition, our available-for-sale investment securities amounted to an aggregate of $446.2 million at such date.

We use our liquidity to fund existing and future loan commitments, to invest in other interest-earning assets, to fund maturing certificates of deposit and demand deposit withdrawals, and to meet operating expenses. At March 31, 2019, the Company had $58.2 million in outstanding commitments to originate loans, not including loans in process. The Company also had undisbursed loans in process and commitments under unused lines of credit totaling $140.2 million and letters of credit outstanding of $1.6 million at March 31, 2019. Certificates of deposit as of March 31, 2019 that are maturing in one year or less totaled $457.0 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances. At March 31, 2019, we had $225.1 million in outstanding FHLB advances and had the ability to obtain an additional $282.7 million in FHLB advances. Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of March 31, 2019 and September 30, 2018 and compares them to current regulatory guidelines. The Company is not subject to capital ratios imposed by Basel III on bank holding companies because the Company is deemed to be a small bank holding company.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions

March 31, 2019:
Tier 1 capital (to average assets)
The Company	11.35%	N/A	N/A
The Bank	11.06%	4.0%	5.0%

Tier 1 common (to risk-weighted assets)
The Company	19.49%	N/A	N/A
The Bank	18.98%	4.5%	6.5%

Tier 1 capital (to risk-weighted assets)
The Company	19.49%	N/A	N/A
The Bank	18.98%	6.0%	8.0%

Total capital (to risk-weighted assets)
The Company	20.32%	N/A	N/A
The Bank	19.82%	8.0%	10.0%

September 30, 2018:
Tier 1 capital (to average assets)
Company	12.51%	N/A	N/A
Bank	11.86%	4.0%	5.0%

Tier 1 common (to risk-weighted assets)
The Company	19.74%	N/A	N/A
The Bank	18.73%	4.5%	6.5%

Tier 1 capital (to risk-weighted assets)
Company	19.74%	N/A	N/A
Bank	18.73%	6.0%	8.0%

Total capital (to risk-weighted assets)
Company	20.58%	N/A	N/A
Bank	19.56%	8.0%	10.0%

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

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a Company’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2019, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2019, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 6.3% to 33.6%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.7% to 28.3%. For savings accounts, checking accounts and money markets, the decay rates vary on an annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$25,930	$54,423	$114,519	$105,222	$205,090	$505,184
Loans receivable(3)	152,680	70,517	132,018	104,830	119,159	579,204
Other interest-earning assets(4)	48,338	-	1,604	747	-	50,689
Total interest-earning assets	$226,948	$124,940	$248,141	$210,799	$324,249	$1,135,077

Interest-bearing liabilities:
Savings accounts	$2,944	$8,477	$14,287	$13,462	$48,213	$87,383
Money market deposit and NOW accounts	4,047	12,144	20,129	16,312	78,489	131,121
Certificates of deposit	143,914	168,186	82,357	199,807	-	594,264
Advances from FHLB	4,364	19,538	37,667	148,525	15,000	225,094
Advances from borrowers for taxes and insurance	2,260	-	-	-	-	2,260
Total interest-bearing liabilities	$157,529	$208,345	$154,440	$378,106	$141,702	$1,040,122

Interest-earning assets less interest-bearing liabilities	$69,419	($83,405)	$93,701	($167,307)	$182,547	$94,955

Cumulative interest-rate sensitivity gap (5)	$69,419	($13,986)	$79,715	($87,592)	$94,955

Cumulative interest-rate gap as a percentage of total assets at March 31 , 2019	0.93%	-11.15%	-7.91%	-5.60%	10.03%

Cumulative interest-earning assets as a percentage of cumulative interest- bearing liabilities at March 31, 2019	144.07%	96.18%	115.32%	90.25%	109.13%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, investment securities are reflected at amortized cost.

(3)	For purposes of the gap analysis, loans receivable includes non-performing loans and is gross of the allowance for loan losses and unamortized deferred loan fees, but net of the undisbursed portion of loans-in-process.

(4)	Includes FHLB stock.

(5)	Cumulative interest-rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of March 31, 2019 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)

300	$120,915	$(47,612)	(28.25)%	10.95%	(3.13)%
200	135,643	(32,884)	(19.51)%	11.99%	(2.09)%
100	149,650	(18,877)	(11.20)%	12.90%	(1.18)%
Static	168,527	-	-	14.08%	-
(100)	169,868	1,341	0.80%	13.96%	(0.12)%
(200)	160,163	(8,364)	(4.96)%	13.09%	(0.99)%
(300)	158,056	(10,471)	(6.21)%	12.70%	(1.38)%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2019, there had not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation –Exposure to Changes in Interest Rates.”

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (“2018 Annual Report”), as such factors could materially affect the Company’s business, financial condition, or future results of operations. As of March 31, 2019, no material changes have occurred to the risk factors of the Company as reported in the 2018 Annual Report. The risks described in the 2018 Annual Report are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial conditions, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	and (b) Not applicable.

(c)	The Company’s repurchase of equity securities for the three months ended March 31, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Purchased Under Plans or Programs (1)
January 1 - 31, 2019	4,000	$17.55	4,000	892,500
February 1 - 28, 2019	2,000	17.75	2,000	890,500
March 1 - 31, 2019	4,200	17.45	4,200	886,300
	10,200	$17.55	10,200

(1)	On November 19, 2018, the Company announced that the Board of Directors had approved a third stock repurchase program authorizing the Company to repurchase up 900,000 shares of common stock, approximately 10% of the Company's then outstanding shares.

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

PRUDENTIAL BANCORP, INC.

Date: May 10, 2019	By: /s/ Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Date: May 10, 2019	By: /s/ Jack E. Rothkopf
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer and Treasurer

