Form 10-Q
period 2019-06-30
PRUDENTIAL BANCORP, INC.
filed 2019-08-09
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of July 31, 2019, 10,819,006 shares were issued and 8,888,847 were outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	September 30,
	2019	2018
	(Dollars in Thousands, Except Per Share Data)
ASSETS

Cash and amounts due from depository institutions	$2,080	$2,457
Interest-bearing deposits	35,997	45,714

Total cash and cash equivalents	38,077	48,171

Certificates of deposit	2,351	1,604
Investment and mortgage-backed securities available for sale (amortized cost— June 30, 2019, $432,852; September 30, 2018, $316,719)	438,179	306,187
Investment and mortgage-backed securities held to maturity (fair value— June 30, 2019, $57,371; September 30, 2018, $55,927)	57,085	59,852
Equity securities (amortized cost June 30, 2019, $31)	69	-
Loans receivable—net of allowance for loan losses (June 30, 2019, $5,330; September 30, 2018, $5,167)	586,507	602,932
Accrued interest receivable	3,893	3,825
Real estate owned	423	1,026
Restricted bank stock—at cost	13,356	7,585
Office properties and equipment—net	7,239	7,439
Bank owned life insurance	31,669	28,691
Deferred tax assets-net	3,165	4,655
Goodwill	6,102	6,102
Core deposit intangible	478	571
Prepaid expenses and other assets	2,751	2,530
TOTAL ASSETS	$1,191,344	$1,081,170

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$15,614	$13,677
Interest-bearing	713,927	770,581
Total deposits	729,541	784,258
Advances from Federal Home Loan Bank (short-term)	36,500	10,000
Advances from Federal Home Loan Bank (long-term)	264,766	144,683
Accrued interest payable	3,404	3,232
Advances from borrowers for taxes and insurance	3,533	2,083
Interest rate swap contracts	8,806	-
Accounts payable and accrued expenses	10,046	8,505

Total liabilities	1,056,596	952,761

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 10,819,006 issued and 8,888,847 outstanding at June 30, 2019; 10,819,006 issued and 8,987,356 outstanding at September 30, 2018	108	108
Additional paid-in capital	118,086	118,345
Treasury stock, at cost: 1,930,159 shares at June 30, 2019 and 1,831,650 shares at September 30, 2018	(29,708)	(27,744)
Retained earnings	47,484	45,854
Accumulated other comprehensive loss	(1,222)	(8,154)

Total stockholders' equity	134,748	128,409

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,191,344	$1,081,170

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME:
Interest on loans	$6,752	$6,485	$19,936	$18,853
Interest on mortgage-backed securities	2,536	1,060	6,844	2,753
Interest and dividends on investments	1,792	1,189	5,040	3,198
Interest on interest-bearing assets	193	197	589	518

Total interest income	11,273	8,931	32,409	25,322

INTEREST EXPENSE:
Interest on deposits	3,356	1,932	9,936	4,915
Interest on advances from Federal Home Loan Bank(short-term)	184	43	373	184
Interest on advances from Federal Home Loan Bank(long-term)	1,518	734	3,546	1,637

Total interest expense	5,058	2,709	13,855	6,736

NET INTEREST INCOME	6,215	6,222	18,554	18,586

PROVISION FOR LOAN LOSSES	-	325	-	685

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,215	5,897	18,554	17,901

NON-INTEREST INCOME:
Fees and other service charges	157	177	491	505
Gain on sale of loans, net	2	-	2	-
Gain (loss) on the sale of investments and mortgage-backed securities	511	(376)	628	(376)
Swap income	125	925	125	1,087
Holding gain (losses) on equity securities	(2)	-	32	-
Income from bank owned life insurance	170	160	473	480
Other	224	99	358	271

Total non-interest income	1,187	985	2,109	1,967

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,175	2,042	6,558	6,053
Data processing	201	180	585	545
Professional services	385	431	1,160	1,625
Office occupancy	226	266	739	845
Depreciation	159	157	469	469
Director compensation	65	56	195	176
Deposit insurance premium	254	90	557	231
Advertising	68	61	221	173
Core deposit amortization	30	34	93	105
Other	627	453	1,751	1,460
Total non-interest expense	4,190	3,770	12,328	11,682

INCOME BEFORE INCOME TAXES	3,212	3,112	8,335	8,186

INCOME TAXES:
Current expense	513	1,096	1,748	2,366
Deferred expense (benefit)	69	(420)	(357)	1,193

Total income tax expense	582	676	1,391	3,559

NET INCOME	$2,630	$2,436	$6,944	$4,627

BASIC EARNINGS PER SHARE	$0.30	$0.28	$0.79	$0.52

DILUTED EARNINGS PER SHARE	$0.29	$0.26	$0.78	$0.50

DIVIDENDS PER SHARE	$0.50	$0.05	$0.60	$0.30

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Net income	$2,630	$2,436	$6,944	$4,627

Unrealized holding gains (losses) on available-for-sale securities	8,577	(1,996)	16,522	(6,699)
Tax effect	(1,801)	275	(3,469)	1,407
Unrealized holding gains (losses) on interest rate swaps	(3,885)	(47)	(7,089)	187
Tax effect	816	16	1,489	(39)
Reclassification adjustment for net gains recorded in net income	(511)	(498)	(628)	(498)
Tax effect	107	105	132	105

Total other comprehensive income (loss)	3,303	(2,145)	6,957	(5,537)

Comprehensive income (loss)	$5,933	$291	$13,901	$(910)

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, April 1, 2019	$108	$117,976	$(28,968)	$49,300	$(4,525)	$133,891

Net income				2,630		2,630

Other comprehensive income					3,303	3,303

Dividends paid ($0.50 per share)				(4,446)		(4,446)

Purchase of treasury stock (53,300 shares)			(912)			(912)

Treasury stock used for employee benefit plans (10,747 shares)		(193)	172			(21)

Stock option expense		146				146

Restricted share award expense		157				157

BALANCE, June 30, 2019	$108	$118,086	$(29,708)	$47,484	$(1,222)	$134,748

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Earnings	Loss	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, April 1, 2018	$108	$118,549	$(27,177)	$45,035	$(4,455)	$132,060

Net income				2,436		2,436

Other comprehensive loss					(2,145)	(2,145)

Dividends paid ($0.05 per share)				(448)		(448)

Purchase of treasury stock (61,671 shares)			(1,118)			(1,118)

Treasury stock used for employee benefit plans (72,362 shares)		(716)	1,140			424

Stock option expense		150				150

Restricted share award expense		158				158

BALANCE, June 30, 2018	$108	$118,141	$(27,155)	$47,023	$(6,600)	$131,517

See notes to unaudited consolidated financial statements.

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2018	$108	$118,345	$(27,744)	$45,854	$(8,154)	$128,409

Net income				6,944		6,944

Other comprehensive income					6,957	6,957

Dividends paid ($0.60 per share)				(5,339)		(5,339)

Purchase of treasury stock (159,665 shares)			(3,160)			(3,160)

Treasury stock used for employee benefit plans (61,156 shares)		(1,146)	1,196			50

Stock option expense		423				423

Restricted share award expense		464				464

Reclassification for adoption of ASU 2016-01				25	(25)	-

BALANCE, June 30, 2019	$108	$118,086	$(29,708)	$47,484	$(1,222)	$134,748

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2017	$108	$118,751	$(26,707)	$44,787	$(760)	$136,179

Net income				4,627		4,627

Other comprehensive loss					(5,537)	(5,537)

Dividends paid ($0.30 per share)				(2,694)		(2,694)

Purchase of treasury stock (161,101 shares)			(2,922)			(2,922)

Treasury stock used for employee benefit plans (161,812 shares)		(1,407)	2,474			1,067

Stock option expense		389				389

Restricted share expense		408				408

Reclassification due to change in federal income tax rate				303	(303)	-

BALANCE, June 30, 2018	$108	$118,141	$(27,155)	$47,023	$(6,600)	$131,517

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2019	2018
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$6,944	$4,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	469	469
Net (accretion) amortization of premiums/discounts	(1,387)	517
Provision for loan losses	-	685
Net amortization of deferred loan fees and costs	(111)	(43)
Share-based compensation expense for stock options and share awards	887	797
Income from bank owned life insurance	(473)	(480)
Gain on retirement of cash flow hedges	-	(808)
Loss (gain) on sale of other real estate owned	46	-
Gain (loss) on sale of investment and mortgage-backed securities available for sale	(628)	376
Holding gains on equity securities	(31)	-
Deferred income tax expense (benefit)	(357)	1,193
Changes in assets and liabilities which used cash:
Accrued interest receivable	(68)	(845)
Accrued interest payable	172	246
Other, net	(127)	590
Net cash provided by operating activities	5,336	7,324
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(196,059)	(113,535)
Purchase of investment and mortgage-backed securities held to maturity	-	(2,458)
Loans originated	(79,076)	(93,038)
Principal collected on loans	96,015	61,569
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	2,714	975
Available-for-sale	16,007	10,663
Proceeds from the sale of investments and mortgage-backed securities	67,849	11,052
Proceeds from retirement of cash flow hedges	-	856
Redemption of FHLB Stock	6,401	3,228
Purchase of FHLB stock	(12,172)	(5,135)
Purchase of Bank Owned Life Insurance	(2,500)	-
Proceeds from sale of other real estate owned	644	278
Purchases of equipment	(269)	(214)
Net cash used in investing activities	(100,446)	(125,759)
FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, and savings accounts	12,144	(18,819)
Net increase (decrease) in certificates of deposit	(66,856)	98,131
Proceeds from FHLB advances - short term	26,500	15,000
Proceeds from FHLB advances - long term	139,315	70,000
Repayment of FHLB advances - long term	(19,088)	(34,776)
Increase in advances from borrowers for taxes and insurance	1,450	1,601
Cash dividends paid	(5,339)	(2,695)
Treasury stock used for employee benefit plans	50	1,067
Purchase of treasury stock	(3,160)	(2,922)
Net cash provided by financing activities	85,016	126,587

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS -continued

	Nine Months Ended June 30.
	2019	2018

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,094)	8,152

CASH AND CASH EQUIVALENTS—Beginning of period	48,171	27,903

CASH AND CASH EQUIVALENTS—End of period	$38,077	$36,055
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and advances from Federal
Home Loan Bank	$13,683	$6,981
Income taxes paid	1,325	1,900
Loans transferred to other real estate owned	-	111

See the accompany notes to the unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

The Bank is subject to regulation by the Pennsylvania Department of Banking and Securities (the “Department”), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation (the “FDIC”), which insures the Bank’s deposits up to applicable limits. As a bank holding company, the Company is subject to the regulation by the Board of Governors of the Federal Reserve System.

Basis of presentation – The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three and nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The significant accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 84 through 88 of the Annual Report on Form 10-K for the year ended September 30, 2018.

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

Recently Adopted Accounting Pronouncements

Effective October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers – Topic 606, and all subsequent ASUs that modified ASC 606. The Company has elected to apply the standard utilizing the modified retrospective approach with a cumulative effect of adoption for the impact from uncompleted contracts at the date of adoption. The adoption of this guidance did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustments were recorded.

Management determined that the primary sources of revenue emanating from interest and dividend income on loans and securities along with noninterest revenue resulting from investment security gains, loan servicing, gains on the sale of loans, commitment fees, fees from financial guarantees, certain credit cards fees, and income on bank-owned life insurance are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 98 percent of the total revenue of the Company. Services within the scope of ASC 606 include income from service charges on deposit accounts, other service income, ATM fees and gain on sale of Other Real Estate Owned, net. For these accounts, fees are related to specific customer transactions and are attributable to specific performance obligations of the Bank where the revenue is recognized at a defined point in time: completion of the requested service/transaction.

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

Recent Accounting Pronouncements Not Yet Adopted

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

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections, Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. Other miscellaneous updates to agree to the electronic Code of Federal Regulations also have been incorporated.

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands, Except Share and Per Share Data)

Net income	$2,630	$2,630	$2,436	$2,436
Weighted average shares outstanding	8,775,210	8,775,210	8,848,393	8,848,393
Effect of common stock equivalents	-	162,094	-	378,912
Adjusted weighted average shares used in earnings per share computation	8,775,210	8,937,304	8,848,393	9,227,305
Earnings per share - basic and diluted	$0.30	$0.29	$0.28	$0.26

	Nine Months Ended June 30,
	2019		2018
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands, Except Share and Per Share Data)

Net income	$6,944	$6,944	$4,627	$4,627
Weighted average shares outstanding	8,785,618	8,785,618	8,851,784	8,851,784
Effect of common stock equivalents	-	156,932	-	342,432
Adjusted weighted average shares used in earnings per share computation	8,785,618	8,942,550	8,851,784	9,194,216
Earnings per share - basic and diluted	$0.79	$0.78	$0.52	$0.50

As of June 30, 2019 and 2018, there were 550,832 and 774,404 shares of common stock, respectively, subject to options with an exercise price less than the then current market price per share for the Company’s common stock and which were included in the computation of diluted earnings per share. At June 30, 2019 and 2018, there were 202,500 and 202,500 shares, respectively, that had exercise prices greater than the then current market value and were considered anti-dilutive at such dates.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive (loss) income by component, net of tax, for the periods presented:

	Three Months Ended June 30,			Three Months Ended June 30,
	2019	2019	2019	2018	2018	2018
			(Dollars in Thousands)
	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive (loss) income	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive (loss) income
Beginning balance, April 1	$(2,160)	$(2,365)	$(4,525)	$(4,965)	$510	$(4,455)
Other comprehensive (loss) income before reclassifications	6,777	(3,070)	3,707	(1,476)	(669)	(2,145)
Total	4,617	(5,435)	(818)	(6,441)	(159)	(6,600)
Reclassification for net gains recorded in net income	(404)	-	(404)	-	-	-
Ending Balance, June 30	$4,213	$(5,435)	$(1,222)	$(6,441)	$(159)	$(6,600)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the changes in accumulated other comprehensive (loss) income by component, net of tax, for the periods presented:

	Nine Months Ended June 30,			Nine Months Ended June 30,
	2019	2019	2019	2018	2018	2018
			(Dollars in Thousands)
	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive (loss) income	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive (loss) income
Beginning balance, October 1	$(8,320)	$166	$(8,154)	$(1,091)	$331	$(760)
Other comprehensive (loss) income before reclassification	13,054	(5,601)	7,453	(5,047)	(490)	(5,537)
Total	4,734	(5,435)	(701)	(6,138)	(159)	(6,297)
Reclassification from adoption of ASU 2016-01	(25)	-	(25)
Reclassification for net gains recorded in net income	(496)	-	(496)	(303)	-	(303)
Ending Balance, June 30	$4,213	$(5,435)	$(1,222)	$(6,441)	$(159)	$(6,600)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$25,112	$-	$(134)	$24,978
Mortgage-backed securities - U.S. government agencies	308,758	5,883	(1,211)	313,430
State and political subdivisions	34,729	15	(638)	34,106
Corporate bonds	64,253	1,501	(89)	65,665

Total securities available for sale	$432,852	$7,399	$(2,072)	$438,179

Securities Held to Maturity:
U.S. government and agency obligations	$31,500	$150	$(578)	$31,072
Mortgage-backed securities - U.S. government agencies	5,086	204	(10)	5,280
State and political subdivisions	20,499	574	(54)	21,019

Total securities held to maturity	$57,085	$928	$(642)	$57,371

	June 30, 2019
	Amortized	Gross	Gross	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Equity securities
FHLMC preferred stock	$31	$38	$-	$69
Total equity securities	$31	$38	$	$69

The Company recognized a net gain on equity securities of $38,000 for the nine months ended June 30, 2019 and a loss of $3,000 for the three months ended June 30, 2019. No net gains or losses on sold equity securities were realized during the nine or three months ended June 30, 2018.

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$25,562	$-	$(1,391)	$24,171
Mortgage-backed securities - U.S. government agencies	193,451	77	(6,168)	187,360
State and political subdivisions	22,078	-	(542)	21,536
Corporate bonds	75,622	-	(2,539)	73,083
Total debt securities available for sale	316,713	77	(10,640)	306,150

FHLMC preferred stock	6	31	-	37

Total securities available for sale	$316,719	$108	$(10,640)	$306,187

Securities Held to Maturity:
U.S. government and agency obligations	$33,500	$85	$(3,311)	$30,274
Mortgage-backed securities - U.S. government agencies	5,778	148	(153)	5,773
State and political subdivisions	20,574	2	(696)	19,880

Total securities held to maturity	$59,852	$235	$(4,160)	$55,927

As of June 30, 2019, the Bank maintained $244.1 million of securities in a safekeeping account at the FHLB of Pittsburgh available to be used for collateral and convenience. The Bank is only required to hold $54.7 million as specific collateral for its borrowings; therefore the $189.4 million excess securities are not restricted and could be sold or transferred if needed.

The following table shows the gross unrealized losses and related fair values of the Company’s investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position as of June 30, 2019:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$-	$-	$(134)	$20,977	$(134)	$20,977
Mortgage-backed securities - U.S. government agencies	(15)	15,898	(1,196)	84,561	(1,211)	100,459
State and political subdivisions	-	-	(638)	23,332	(638)	23,332
Corporate bonds	(17)	1,986	(72)	6,958	(89)	8,944

Total securities available for sale	$(32)	$17,884	$(2,040)	$135,828	$(2,072)	$153,712

Securities Held to Maturity:
U.S. government and agency obligations	$-	$-	$(578)	$29,921	$(578)	$29,921
Mortgage-backed securities - U.S. government agencies	-	-	(10)	838	(10)	838
State and political subdivisions	-	-	(54)	3,769	(54)	3,769

Total securities held to maturity	$-	$-	$(642)	$34,528	$(642)	$34,528

Total	$(32)	$17,884	$(2,682)	$170,356	$(2,714)	$188,240

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position as of September 30, 2018:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(89)	$4,479	$(1,302)	$19,692	$(1,391)	$24,171
Mortgage-backed securities - U.S. government agencies	(1,821)	92,851	(4,347)	86,268	(6,168)	179,119
State and political subdivisions	(542)	21,536	-	-	(542)	21,536
Corporate bonds	(1,719)	58,753	(820)	14,330	(2,539)	73,083

Total securities available for sale	$(4,171)	$177,619	$(6,469)	$120,290	$(10,640)	$297,909

Securities Held to Maturity:
U.S. government and agency obligations	$-	$-	$(3,311)	$27,190	$(3,311)	$27,190
Mortgage-backed securities - U.S. government agencies	(106)	2,630	(47)	930	(153)	3,560
State and political subdivisions	(234)	11,238	(462)	6,618	(696)	17,856

Total securities held to maturity	$(340)	$13,868	$(3,820)	$34,738	$(4,160)	$48,606

Total	$(4,511)	$191,487	$(10,289)	$155,028	$(14,800)	$346,515

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

For both the three and nine months ended June 30, 2019 and 2018, the Company did not record any credit losses on investment securities through earnings.

U.S. Government and Agency Obligations - At June 30, 2019, there were no securities in a gross unrealized loss position for less than 12 months while there were 14 securities in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider any of these investments to be other-than-temporarily impaired at June 30, 2019.

Mortgage-Backed Securities – At June 30, 2019, there were two mortgage-backed securities in a gross unrealized loss position for less than 12 months, while there were 49 securities in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019.

Corporate Bonds – At June 30, 2019, there was one security in a gross unrealized loss position for less than 12 months, while there were six securities in a gross unrealized loss position for more than 12 months at such date. These securities are issued by publicly traded companies with an investment grade rating by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019.

State and political subdivisions – At June 30, 2019, there were no securities in a gross unrealized loss for less than 12 months, while there were nine securities in a gross unrealized loss position for more than 12 months at such date. These securities are issued by local municipalities/school districts located in the Commonwealth of Pennsylvania with an investment grade rating by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2019.

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

	June 30, 2019
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due after one through five years	$1,705	$1,720	$13,407	$13,568
Due after five through ten years	24,751	25,206	50,847	52,097
Due after ten years	25,543	25,165	59,840	59,084

Total	$51,999	$52,091	$124,094	$124,749

During the three and nine month periods ended June 30, 2019, the Company sold securities with an aggregate amortized cost of $49.1 million and $61.9 million, respectively, for a recognized aggregate gain of $511,000 and $628,000 respectively (pre-tax). During the both three and nine month periods ended June 30, 2018, the Company sold securities with an aggregate amortized cost of $11.7 million and none, respectively, for a recognized aggregate loss of $376,000 (pre-tax). The sales were of securities which bore yields below market rates in order to better position the securities portfolio in a rising rate environment.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30,	September 30,
	2019	2018
	(Dollars in Thousands)
One-to-four family residential	$277,344	$324,865
Multi-family residential	31,068	34,355
Commercial real estate	132,007	119,511
Construction and land development	240,755	160,228
Loans to financial institutions	6,000	6,000
Commercial business	19,748	17,792
Leases	886	1,687
Consumer	863	953

Total loans	708,671	665,391

Undisbursed portion of loans-in-process	(113,943)	(54,474)
Deferred loan fees (net)	(2,891)	(2,818)
Allowance for loan losses	(5,330)	(5,167)

Net loans	$586,507	$602,932

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at June 30, 2019:

	One- to-four family residential	Multi-family residential	Commercial real estate	Construction and land development	Loans to financial institutions	Commercial Business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,030	320	1,286	1,907	63	207	9	6	502	5,330
Total ending allowance balance	$1,030	$320	$1,286	$1,907	$63	$207	$9	$6	$502	$5,330

Loans:
Individually evaluated for impairment	$4,436	$-	$2,188	$8,750	$-	$-	$-	$-		$15,374
Collectively evaluated for impairment	272,908	31,068	129,819	232,005	6,000	19,748	886	863		693,297
Total loans	$277,344	$31,068	$132,007	$240,755	$6,000	$19,748	$886	$863		$708,671

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

The loan portfolio is segmented at a level that allows management to monitor both risk and performance. Management evaluates for potential impairment all construction loans, multi-family loans, commercial real estate loans, commercial business loans, loans to financial institutions, leases and all loans and leases more than 90 days delinquent as to principal and/or interest. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect in full the scheduled payments of principal and/or interest when due according to the contractual terms of the loan agreement.

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

The following table presents impaired loans by class as of June 30, 2019, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$4,436	$4,436	$4,788
Commercial real estate	-	-	2,188	2,188	2,349
Construction and land development	-	-	8,750	8,750	11,131
Total impaired loans	$-	$-	$15,374	$15,374	$18,268

The following table presents impaired loans by class as of September 30, 2018, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$5,081	$5,081	$5,432
Multi-family	-	-	298	298	298
Commercial real estate	-	-	1,919	1,919	2,057
Construction and land development	-	-	8,750	8,750	11,131
Total impaired loans	$-	$-	$16,048	$16,048	$18,918

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended June 30, 2019
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$4,633	$18	$6
Multi-family residential	144	-	-
Commercial real estate	2,192	10	1
Construction and land development	8,750	-	-
Consumer	5	-	-
Total impaired loans	$15,724	$28	$7

	Three Months Ended June 30, 2018
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$6,159	$-	$17
Multi-family residential	305	-	-
Commercial real estate	2,624	-	2
Construction and land development	8,745	-	-
Consumer	-	-	-
Total impaired loans	$17,833	$-	$19

	Nine Months Ended June 30, 2019
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$4,849	$62	$16
Multi-family residential	195	10	-
Commercial real estate	2,151	30	3
Construction and land development	8,751	-	-
Consumer	5	-	-
Total impaired loans	$15,951	$102	$19

	Nine Months Ended June 30, 2018
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$6,636	$77	$21
Multi-family residential	307	11	-
Commercial real estate	3,004	58	2
Construction and land development	8,741	-	-
Consumer	-	-	-
Total impaired loans	$18,688	$146	$23

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

	June 30, 2019
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$270,187	$2,721	$4,436	$277,344
Multi-family residential	30,744	324	-	31,068
Commercial real estate	125,780	4,039	2,188	132,007
Construction and land development	232,005	-	8,750	240,755
Loans to financial institutions	6,000	-	-	6,000
Commercial business	19,748	-	-	19,748
Total loans	$684,464	$7,084	$15,374	$706,922

	September 30, 2018
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$317,033	$2,751	$5,081	$324,865
Multi-family residential	34,057	-	298	34,355
Commercial real estate	115,670	1,922	1,919	119,511
Construction and land development	151,478	-	8,750	160,228
Loans to financial institutions	6,000	-	-	6,000
Commercial business	17,792	-	-	17,792
Total loans	$642,030	$4,673	$16,048	$662,751

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

	June 30, 2019
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$274,339	$3,005	$277,344
Leases	886	-	886
Consumer	863	-	863
Total loans	$276,088	$3,005	$279,093

	September 30, 2018
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$321,853	$3,012	$324,865
Leases	1,687	-	1,687
Consumer	953	-	953
Total loans	$324,493	$3,012	$327,505

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following tables present the loan categories of the loan portfolio summarized by the aging categories of performing loans, delinquent loans and nonaccrual loans:

	June 30, 2019
							90 Days+
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing
	(Dollars in Thousands)
One-to-four family residential	$272,528	$2,439	$2,377	$4,816	$277,344	$3,005	$-
Multi-family residential	31,068	-	-	-	31,068	-	-
Commercial real estate	130,590	-	1,417	1,417	132,007	1,474	-
Construction and land development	232,005	-	8,750	8,750	240,755	8,750	-
Financial institutions	6,000	-	-	-	6,000	-	-
Commercial business	19,748	-	-	-	19,748	-	-
Leases	886	-	-	-	886	-	-
Consumer	807	56	-	56	863	-	-
Total loans	$693,632	$2,495	$12,544	$15,039	$708,671	$13,229	$-

	September 30, 2018
							90 Days+
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing
	(Dollars in Thousands)
One-to-four family residential	$321,749	$1,037	$2,079	$3,116	$324,865	$3,012	$-
Multi-family residential	34,355	-	-	-	34,355	-	-
Commercial real estate	117,335	722	1,454	2,176	119,511	1,627	-
Construction and land development	151,478	-	8,750	8,750	160,228	8,750	-
Commercial business	17,792	-	-	-	17,792	-	-
Loans to financial institutions	6,000	-	-	-	6,000	-	-
Leases	1,687	-	-	-	1,687	-	-
Consumer	837	116	-	116	953	-	-
Total loans	$651,233	$1,875	$12,283	$14,158	$665,391	$13,389	$-

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

The following tables summarize the primary segments of the allowance for loan losses. Activity in the allowance is presented for the both three and nine month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Financial institutions	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at March 31, 2019	$1,314	$385	$1,342	$1,370	$68	$235	$13	$20	$480	$5,227
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	103	-	-	-	-	-	-	-	-	103
Provision	(387)	(65)	(56)	537	(5)	(28)	(4)	(14)	22	-
ALLL balance at June 30, 2019	$1,030	$320	$1,286	$1,907	$63	$207	$9	$6	$502	$5,330

	Nine Months Ended June 30, 2019
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Financial institutions	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2018	$1,343	$347	$1,154	$1,554	$64	$187	$18	$18	$482	$5,167
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	163	-	-	-	-	-	-	-	-	163
Provision	(476)	(27)	132	353	(1)	20	(9)	(12)	20	-
ALLL balance at June 30, 2019	$1,030	$320	$1,286	$1,907	$63	$207	$9	$6	$502	$5,330

	Three Months Ended June 30, 2018
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Financial institutions	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at March 31, 2018	$1,308	$205	$1,083	$1,465	$62	$106	$29	$97	$486	$4,841
Charge-offs	(114)	-	-	-	-	-	(11)	-	-	(125)
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision	100	178	(27)	135	-	40	5	(81)	(25)	325
ALLL balance at June 30, 2018	$1,294	$383	$1,056	$1,600	$62	$146	$23	$16	$461	$5,041

	Nine Months Ended June 30, 2018
	One- to four-family residential	Multi- family residential	Commercial real estate	Construction and land development	Financial institutions	Commercial business	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2017	$1,241	$205	$1,201	$1,358	$-	$4	$23	$24	$410	$4,466
Charge-offs	(125)	-	-	(12)	-	-	-	-	-	(137)
Recoveries	27	-	-	-	-	-	-	-	-	27
Provision	151	178	(145)	254	62	142	-	(8)	51	685
ALLL balance at June 30, 2018	$1,294	$383	$1,056	$1,600	$62	$146	$23	$16	$461	$5,041

The Company recorded no provision for loan losses for the three and nine months period ended June 30, 2019, respectively, compared to $325,000 and $685,000 for the comparable three and nine months periods in fiscal 2018. The provisions in the 2018 periods were primarily due to growth in the loan portfolio. During the quarter ended June 30, 2019, the Company recorded no charge offs and recoveries of $103,000. During the nine months ended June 30, 2019, the Company recorded no charge offs and recoveries of $163,000. During the quarter ended June 30, 2018, the Company recorded charge offs of $125,000 and no recoveries. During the nine months ended June 30, 2018, the Company recorded charge offs of $137,000 and recoveries of $27,000.

At June 30, 2019, the Company had nine loans aggregating $6.0 million that were classified as troubled debt restructurings (“TDRs”). Five of the nine loans aggregating $633,000 were performing in accordance with their restructured terms as of June 30, 2019 and accruing interest, with four of the nine TDRs on non-accrual status. Three of the TDRs which are classified as non-accrual totaling $4.9 million are a part of a troubled lending relationship totaling $10.6 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending June 30, 2017 related to this borrowing relationship). The remaining TDR is also on non-accrual and consists of a $437,000 loan secured by various commercial and residential properties.

The Company did not approve any TDRs during the three and nine months ended June 30, 2019, or during the three and nine months ending June 30, 2018.

No TDRs defaulted during the three and nine-month period endings June 30, 2019 or 2018.

6.	DEPOSITS

Deposits consist of the following major classifications:

	June 30,		September 30,
	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$74,521	10.2%	$66,120	8.4%
Interest-bearing checking accounts	59,706	8.2	49,209	6.3
Non interest-bearing checking accounts	15,614	2.2	13,620	1.7
Passbook, club and statement savings	82,741	11.3	91,489	11.7
Certificates maturing in six months or less	272,172	37.3	301,184	38.4
Certificates maturing in more than six months	224,787	30.8	262,636	33.5

Total	$729,541	100.0%	$784,258	100.0%

Certificates of $250,000 and over totaled $25.7 million as of June 30, 2019 and $81.9 million as of September 30, 2018.

7.	ADVANCES FROM FEDERAL HOME LOAN BANK – SHORT TERM

As of June 30, 2019 and September 30, 2018 outstanding balances and related information of short-term borrowings from the FHLB are summarized as follows:

				June 30,	September 30,
				2019	2018
Type	Maturity Date	Coupon	Call Date	Amount	Amount
				(Dollars in Thousands)
Fixed Rate - Repo Plus	12-Oct-18	2.31%	Not Applicable	$-	$10,000
Weighted average rate		2.31%

Fixed Rate - Repo Plus	1-Jul-19	2.48%	Not Applicable	$1,500	$-
Fixed Rate - Repo Plus	12-Jul-19	2.57%	Not Applicable	10,000	-
Fixed Rate - Repo Plus	15-Jul-19	2.56%	Not Applicable	10,000	-
Fixed Rate - Repo Plus	17-Jul-19	2.52%	Not Applicable	15,000	-
Weighted average rate		2.54%		$36,500	$10,000

As of June 30, 2019, short-term advances include two $10.0 million and one $15.0 million 30 day FHLB advances associated with interest rate swap contracts. The additional $1.5 million at June 30, 2019 consisted of an overnight borrowing to provide additional short-term liquidity. As of September 30, 2018, there was a $10.0 million 30 day FHLB advance associated with an interest rate swap contract.

8.	ADVANCES FROM FEDERAL HOME LOAN BANK – LONG TERM

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by a blanket collateral of loans held by the Company and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of June 30, 2019 and September 30, 2018 are as follows:

Lomg-term FHLB advances:	Maturity range		Weighted average	Stated interest rate range		June 30,	September 30,
Description	from	to	interest rate	from	to	2019	2018
						(Dollars in Thousands)
Fixed Rate - Amortizing	1-Oct-18	30-Sep-20	1.53%	1.53%	1.53%	$589	$1,639
Fixed Rate - Amortizing	1-Oct-20	30-Sep-21	2.69%	1.94%	2.83%	16,609	23,288
Fixed Rate - Amortizing	1-Oct-21	30-Sep-22	2.81%	1.99%	3.05%	9,517	11,848
Fixed Rate - Amortizing	1-Oct-22	30-Sep-23	2.88%	1.94%	3.11%	7,340	8,550
Total			2.74%			$34,055	$45,325

Fixed Rate - Advances	1-Oct-18	30-Sep-19	2.66%	2.66%	2.66%	$3,004	$18,528
Fixed Rate - Advances	1-Oct-19	30-Sep-20	2.62%	1.38%	3.06%	12,341	12,413
Fixed Rate - Advances	1-Oct-20	30-Sep-21	2.37%	1.42%	2.92%	18,022	3,037
Fixed Rate - Advances	1-Oct-21	30-Sep-22	2.31%	1.94%	3.23%	63,347	23,380
Fixed Rate - Advances	1-Oct-22	30-Sep-23	2.72%	2.18%	3.22%	65,999	37,000
Fixed Rate - Advances	1-Oct-23	30-Sep-24	2.88%	2.38%	3.20%	67,998	5,000
Total			2.62%			$230,711	$99,358

			2.64%		Total	$264,766	$144,683

9.	DERIVATIVES

The Company has contracted with a third party to participate in interest rate swap contracts. One of the swaps is a cash flow hedge associated with FHLB advances at both June 30, 2019 and September 30, 2018, while there are eight additional cash flow hedges tied to wholesale funding at June 30, 2019. These interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. During the quarter ended June 30, 2019, $3,000 of expense was recognized as ineffectiveness through earnings, while $6,000 of income was recognized as ineffectiveness through earnings during the comparable period in fiscal 2018. During the nine months ended June 30, 2019, $5,000 of expense was recognized as ineffectiveness through earnings, while $48,000 of income was recognized as ineffectiveness through earnings during the comparable period in 2018. There were nine interest rate swaps designated as fair value hedges involving the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements that were applicable to three loans and seven investment securities as of June 30, 2019 and three loans and seven investments at September 30, 2018. The fair value of the swaps is recorded in the other liabilities section of the statement of financial condition.

Below is a summary of the interest rate swap agreements and their terms as of June 30, 2019.

	Hedged	Notional	Pay	Receive	Maturity	Unrealized
	Item	Amount	Rate	Rate	Date	Loss
				(Dollars in thousands)

Interest rate swap contract	FHLB Advance	$10,000	2.70%	1 Mth Libor	10-Apr-25	$(586)
Interest rate swap contract	State and political subdivision	1,705	3.06%	3 Mth Libor	16-Feb-27	(147)
Interest rate swap contract	State and political subdivision	2,825	3.06%	3 Mth Libor	1-Apr-27	(247)
Interest rate swap contract	State and political subdivision	5,000	3.07%	3 Mth Libor	3-Jan-28	(465)
Interest rate swap contract	State and political subdivision	1,235	3.07%	3 Mth Libor	1-Mar-28	(116)
Interest rate swap contract	State and political subdivision	4,500	3.07%	3 Mth Libor	1-May-28	(426)
Interest rate swap contract	State and political subdivision	3,305	3.05%	3 Mth Libor	1-Feb-27	(280)
Interest rate swap contract	State and political subdivision	3,000	3.06%	3 Mth Libor	15-Oct-27	(272)
Interest rate swap contract	Commercial loan	8,000	4.85%	1 Mth Libor +225 bp	1-Jun-28	-
Interest rate swap contract	Commercial loan	8,300	5.74%	1 Mth Libor +250 bp	13-Jun-25	-
Interest rate swap contract	Commercial loan	1,044	4.10%	1 Mth Libor +276 bp	1-Aug-26	-
Interest rate swap contract	90 Day wholesale funding	20,000	2.78%	3 Mth Libor	11-Jan-24	(932)
Interest rate swap contract	90 Day wholesale funding	15,000	2.75%	3 Mth Libor	18-Jan-24	(678)
Interest rate swap contract	90 Day wholesale funding	25,000	2.66%	3 Mth Libor	20-Feb-24	(1,065)
Interest rate swap contract	90 Day wholesale funding	25,000	2.56%	3 Mth Libor	28-Feb-24	(955)
Interest rate swap contract	30 Day wholesale funding	15,000	2.51%	1 Mth Libor	15-Feb-24	(605)
Interest rate swap contract	90 Day wholesale funding	25,000	2.59%	3 Mth Libor	13-Mar-24	(990)
Interest rate swap contract	90 Day wholesale funding	25,000	2.51%	3 Mth Libor	27-Mar-24	(909)
Interest rate swap contract	30 Day wholesale funding	10,000	1.94%	1 Mth Libor	12-Jun-26	(156)

Total						$(8,829)

Below is a summary of the interest rate swap agreements and their terms as of September 30, 2018.

	Hedged	Notional	Pay	Receive	Maturity	Unrealized
	Item	Amount	Rate	Rate	Date	Gain (Loss)
				(Dollars in thousands)

Interest rate swap contract	FHLB Advance	$10,000	2.70%	1 Mth Libor	10-Apr-25	$35
Interest rate swap contract	State and political subdivision	1,705	3.06%	3 Mth Libor	15-Feb-27	(19)
Interest rate swap contract	State and political subdivision	2,825	3.06%	3 Mth Libor	1-Apr-27	(31)
Interest rate swap contract	State and political subdivision	5,000	3.07%	3 Mth Libor	1-Jan-28	(57)
Interest rate swap contract	State and political subdivision	1,235	3.07%	3 Mth Libor	1-Mar-28	(14)
Interest rate swap contract	State and political subdivision	4,500	3.07%	3 Mth Libor	1-May-28	(52)
Interest rate swap contract	State and political subdivision	3,305	3.05%	3 Mth Libor	1-Feb-27	(32)
Interest rate swap contract	State and political subdivision	3,000	3.06%	3 Mth Libor	15-Oct-27	(32)
Interest rate swap contract	Commercial loan	8,300	5.74%	1 Mth Libor +250 bp	13-Jun-25	-
Interest rate swap contract	Commercial loan	1,100	4.10%	1 Mth Libor +276 bp	1-Aug-26	-

Total						$(202)

All interest swaps are carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”

10.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	June 30,	September 30,
	2019	2018
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,465	$1,445
Nonaccrual interest	446	312
Accrued vacation	4	29
Capital loss carryforward	356	356
Split dollar life insurance	9	10
Post-retirement benefits	76	85
Unrealized losses on available for sale securities	-	2,212
Unrealized losses on interest rate swaps	1,445	-
Deferred compensation	816	838
Goodwill	72	80
Other	49	55
Employee benefit plans	375	239

Total deferred tax assets	5,113	5,661
Valuation allowance	(356)	(356)
Total deferred tax assets, net of valuation allowance	4,757	5,305

Deferred tax liabilities:
Property	159	179
Unrealized gains on available for sale securities	1,118	-
Unrealized gains on interest rate swaps	-	44
Purchase accounting adjustments	102	59
Deferred loan fees	213	368

Total deferred tax liabilities	1,592	650

Net deferred tax assets	$3,165	$4,655

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be fully realized through future reversals of existing taxable temporary differences, and/or to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains recognized over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The valuation allowance totaled $356,000 at both June 30, 2019, and September 30, 2018, respectively.

For the nine-month period ended June 30, 2019, the Company recorded income tax expense of $1.4 million compared to income tax expense of $3.6 million for the period ended June 30, 2018, which included a $1.8 million one-time non-cash charge related to a re-evaluation of the Company’s deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act in December 2017. The re-evaluation reflected the effect of the significant decline in the federal corporate income tax rate applicable to the Company. During fiscal 2018, commencing with the quarter ended December 31, 2017, the Company’s federal statutory income tax rate was 24.25% as compared to companies which are calendar year tax reporting companies whose statutory rate decreased to 21% starting January 1, 2018. Effective October 1, 2018, the Company’s federal statutory tax rate was reduced to 21%.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations as a component of income tax expense. During fiscal 2017, the Internal Revenue Service conducted an audit of the Company’s tax return for the year ended September 30, 2014, and no adverse findings were reported. The Company’s federal and state income tax returns for taxable years through September 30, 2015 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

11.	STOCK COMPENSATION PLANS

The Company maintains the 2008 Recognition and Retention Plan and Trust (the “2008 RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the 2008 RRP purchased 213,528 shares (on a converted basis) of the Company’s common stock in the open market for an aggregate cost of approximately $2.5 million, at an average purchase price per share of $11.49. The Company made sufficient contributions to the 2008 RRP to fund these purchases. Shares subject to awards under the 2008 RRP generally vest at the rate of 20% per year over five years. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares of common stock can be awarded as restricted stock awards or units, of which 233,500 shares were awarded during February 2015. In August 2016, the Company granted 7,473 shares under the 2008 RRP and 3,027 shares under the 2014 SIP. In March 2017, the Company granted 17,128 shares under the 2014 SIP. In March 2018, the Company granted 8,209 shares under the 2008 RRP and 18,291 shares under the 2014 SIP. Grants can no longer be made pursuant to the 2008 RRP.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three and nine months ended June 30, 2019, an aggregate of $157,000 and $464,000, respectively, was recognized in compensation expense for the grants pursuant to the 2008 RRP and the grants pursuant to the 2014 SIP. During the three and nine months ended June 30, 2018, $158,000 and $408,000, respectively, was recognized in compensation expense for the grants pursuant to the 2008 RRP and the grants pursuant to the 2014 SIP. At June 30, 2019, approximately $870,000 in additional compensation expense for unvested shares awarded related to the 2008 RRP and 2014 SIP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the nine months ended June 30, 2019 and 2018 is presented in the following tables:

	Nine Months Ended June 30, 2019
	Number of Shares (1)	Weighted Average Grant Date Fair Value

Non-vested stock awards at October 1, 2018	116,916	$14.36
Granted	-	-
Forfeited	-	-
Vested	(44,024)	13.38
Non-vested stock awards at June 30, 2019	72,892	$14.95

	Nine Months Ended June 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested stock awards at October 1, 2017	142,594	$12.79
Granted	26,500	18.46
Forfeited	4,636	11.91
Vested	(44,647)	12.06
Non-vested stock awards at June 30, 2018	129,083	$14.17

The Company maintains the 2008 Stock Option Plan (the “2008 Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares of common stock were approved for future issuance pursuant to the 2008 Option Plan. As of June 30, 2019, all of the options had been awarded under the 2008 Option Plan and no further options can be awarded, even if existing options under the 2008 option plan are forfeited. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 605,000 shares were awarded during February 2015. During August 2016, the Company granted 18,867 shares under the 2008 Option Plan and 8,633 shares under the 2014 SIP. In March 2017, the Company granted 22,828 shares under the 2014 SIP. In May 2017, the Company granted 24,717 shares under the 2014 SIP and 283 shares under the 2008 Option Plan. In March 2018, the Company granted 159,265 shares under the 2014 SIP and 18,235 shares under the 2008 Option Plan.

A summary of the status of the Company’s stock options under the 2008 Option Plan and the 2014 SIP for the nine months ended June 30, 2019 and 2018 are presented below:

	Nine Months Ended June 30, 2019
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2018	869,026	$13.41
Granted	-	-
Exercised	(109,694)	11.91
Forfeited	(6,000)	12.23
Outstanding at June 30, 2019	753,332	$13.64
Exercisable at June 30, 2019	530,953	$12.37

	Nine Months Ended June 30, 2018
	Number of Shares	Weighted Average Exercise Price

Outstanding at October 1, 2017	922,564	$12.04
Granted	177,500	18.46
Exercised	(110,926)	11.73
Forfeited	(12,234)	11.90
Outstanding at June 30, 2018	976,904	$13.15
Exercisable at June 30, 2018	521,630	$11.49

The weighted average remaining contractual term was approximately 7.0 years for options outstanding as of June 30, 2019.

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

During the three and nine months ended June 30, 2019, $146,000 and $423,000, respectively, was recognized in compensation expense for options granted pursuant to the 2008 Option Plan and the 2014 SIP. During the three and nine months ended June 30, 2018, $150,000 and $389,000, respectively, was recognized in compensation expense for options granted pursuant to the 2008 Option Plan and the 2014 SIP.

At June 30, 2019, there was approximately $887,000 in additional compensation expense to be recognized for awarded options which remained outstanding and unvested at such date. The weighted average period over which this expense will be recognized is approximately 2.5 years.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2019, the Company had a total of $50.8 million in outstanding commitments to originate loans with market interest rates ranging from 5.75% to 7.00%. At September 30, 2018, the Company had $40.4 million in outstanding commitments to originate loans with market interest rates ranging from 4.25% to 6.25%. The aggregate undisbursed portion of loans-in-process related to the bank’s construction loans amounted to $113.9 million at June 30, 2019 and $54.5 million at September 30, 2018.

The Company also had commitments under unused lines of credit aggregating $36.8 million as of June 30, 2019 and $51.9 million as of September 30, 2018 and letters of credit outstanding of $1.6 million as of June 30, 2019 and $1.6 million as of September 30, 2018.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At June 30, 2019, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $1.4 million related to loans sold to the FHLB. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred. These loans are seasoned loans and remain performing.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2019 and September 30, 2018, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Generally accepted accounting principles used in the United States establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

The three broad levels of hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets and liabilities as of June 30, 2019 which are measured at fair value on a recurring basis were as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$24,978	$-	$24,978
Mortgage-backed securities - U.S. Government agencies	-	313,430	-	313,430
State and political subdivisions	-	34,106	-	34,106
Corporate bonds	-	65,665	-	65,665
Equity securities	69	-	-	69
Total	$69	$438,179	$-	$438,248

Liabilities
Interest rate swap contracts	$-	$8,806	$-	$8,806
Total	$-	$8,806	$-	$8,806

Those assets as of September 30, 2018 which are measured at fair value on a recurring basis were as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$24,171	$-	$24,171
Mortgage-backed securities - U.S. Government agencies	-	187,360	-	187,360
State and political subdivisions	-	21,536	-	21,536
Corporate bonds	-	73,083	-	73,083
FHLMC preferred stock	37	-	-	37
Interest rate swap contracts	-	225	-	225
Total	$37	$306,375	$-	$306,412

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due (principle and interest) in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value of approximately $15.4 million as of June 30, 2019.

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

Summary of Non-Recurring Fair Value Measurements

	At June 30, 2019
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$15,374	$15,374
Other real estate owned	-	-	423	423
Total	$-	$-	$15,797	$15,797

	At September 30, 2018
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$16,048	$16,048
Other real estate owned	-	-	1,026	1,026
Total	$-	$-	$17,074	$17,074

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At June 30, 2019
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$15,374	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 8% discount/ 6%
Other real estate owned	$423	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	10% discount

	At September 30, 2018
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$16,048	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 8% discount/ 6%
Other real estate owned	$1,026	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	18% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

			Fair Value Measurements at
			6/30/2019
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$38,077	$38,077	$38,077	$-	$-
Certificates of deposit	2,351	2,351	2,351	-	-
Investment and mortgage-backed securities available for sale	438,179	438,179	-	438,179	-
Equity securities	69	69	69
Investment and mortgage-backed securities held to maturity	57,085	57,371	-	57,371	-
Loans receivable, net	586,507	583,990	-	-	583,990
Accrued interest receivable	3,893	3,893	3,893	-	-
Restricted bank stock	13,356	13,356	13,356	-	-
Bank owned life insurance	31,669	31,669	31,669	-	-

Liabilities:
Checking accounts	75,320	75,320	75,320	-	-
Money market deposit accounts	74,521	74,521	74,521	-	-
Passbook, club and statement savings accounts	82,741	82,741	82,741	-	-
Certificates of deposit	496,959	501,954	-	-	501,954
Advances from FHLB short-term	36,500	36,500	36,500		-
Advances from FHLB long-term	264,766	269,934	-	-	269,934
Accrued interest payable	3,404	3,404	3,404	-	-
Advances from borrowers for taxes and insurance	3,533	3,533	3,533	-	-
Interest rate swap contracts	8,806	8,806	-	8,806	-

			Fair Value Measurements at
			September 30, 2018
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$48,171	$48,171	$48,171	$-	$-
Certificates of deposit	1,604	1,604	1,604	-	-
Investment and mortgage-backed securities available for sale	306,187	306,187	37	306,150	-
Investment and mortgage-backed securities held to maturity	59,852	55,927	-	55,927	-
Loans receivable, net	602,932	598,596	-	-	598,596
Accrued interest receivable	3,825	3,825	3,825	-	-
Restricted bank stock	7,585	7,585	7,585	-	-
Interest rate swap contracts	225	225	-	225	-
Bank owned life insurance	28,691	28,691	28,691	-	-

Liabilities:
Checking accounts	62,886	62,886	62,886	-	-
Money market deposit accounts	60,686	60,686	60,686	-	-
Passbook, club and statement savings accounts	96,866	96,866	96,866	-	-
Certificates of deposit	563,820	569,375	-	-	569,375
Advances from FHLB -short-term	10,000	10,000	10,000	-	-
Advances from FHLB -long-term	144,683	141,116	-	-	141,116
Accrued interest payable	3,232	3,232	3,232	-	-
Advances from borrowers for taxes and insurance	2,083	2,083	2,083	-	-

Cash and Cash Equivalents—For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investments and Mortgage-Backed Securities—The fair value of investment securities and mortgage-backed securities is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services.

Loans Receivable—On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes in the financial statements.  The September 30, 2018, fair value of each class of financial instruments disclosure did not utilize the exit price notion when measuring fair value and, therefore, would not be comparable to the June 30, 2019 disclosure.  The Company estimated the fair value based on guidance from ASC 820-10, Fair Value Measurements, which defines fair value as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  There is no active observable market for sale information on community bank loans and, thus, Level 3 fair value procedures were utilized, primarily in the use of present value techniques incorporating assumptions that market participants would use in estimating fair values.

Accrued Interest Receivable – For accrued interest receivable, the carrying amount is a reasonable estimate of fair value.

Restricted Bank (FHLB & ACBB) Stock—Although FHLB and ACBB (Atlantic Community Bankers Bank) stock is an equity interest in the respective banks, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The carrying amount is a reasonable estimate of the fair value.

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

14.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp, Inc. on January 1, 2017.

	Balance			Balance
	October 1,	Additions/		June 30,	Amortization
	2018	Adjustments	Amortization	2019	Period

Goodwill	$6,102	$-	$-	$6,102
Core deposit intangible	571	-	(93)	478	10 years
	$6,673	$-	$(93)	$6,580

As of June 30, 2019, the current fiscal year and the future fiscal periods amortization expense for the core deposit intangible is:

Fiscal year	(In Thousands)

2019 (remaining)	$30
2020	108
2021	93
2022	78
2023	64
Thereafter	105
Total	$478

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

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no securities with a Level 3 classification as of June 30, 2019 or September 30, 2018.

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

Derivatives. The Company uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the payment of either fixed or variable-rate amounts in exchange for the receipt of variable or fixed-rate amounts from a counterparty, respectively. The Company uses interest rate swaps to manage its exposure to changes in fair value. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

Income Taxes. The Company accounts for income taxes in accordance with U.S. GAAP. The Company records deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and applicable tax laws. If actual results differ from the assumptions and other considerations used in estimating the amount and timing of tax recognized, there can be no assurance that additional expenses will not be required in future periods.

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

The following discussion provides further details on the financial condition of the Company at June 30, 2019 and September 30, 2018, and the results of operations for the three and nine months ended June 30, 2019 and 2018.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2019 AND SEPTEMBER 30, 2018

At June 30, 2019, the Company had total assets of $1.2 billion, as compared to $1.1 billion at September 30, 2018, an increase of 10.2%. At June 30, 2019, the investment portfolio had increased by $129.3 million to $495.3 million as compared to $366.1 million at September 30, 2018 primarily as a result of the purchase of U.S. government agency mortgage-backed securities. Net loans receivable decreased slightly by $16.4 million to $586.5 million at June 30, 2019 from $602.9 million at September 30, 2018. Competition for quality commercial real estate and construction loans remains intense.

Total liabilities increased by $103.8 million to $1.1 billion at June 30, 2019 from $952.8 million at September 30, 2018. At June 30, 2019, the Company had FHLB advances outstanding of $301.3 million as compared to $154.7 million at September 30, 2018. The increase in the level of borrowings was primarily due to the match funding of purchases of investment securities in order to lock in the yield with minimal interest rate risk as part of the Company’s asset/liability management. All of the borrowings had maturities of less than six years. Total deposits decreased $54.7 million, as the Company sought to decrease its holdings in higher costing wholesale certificates of deposit in favor of lower costing, longer-term FHLB advances.

Total stockholders’ equity increased by $6.3 million to $134.7 million at June 30, 2019 from $128.4 million at September 30, 2018. The increase was primarily due to net income of $6.9 million combined with a $6.9 million increase in the appreciation in the fair market value of available for sale securities due to decreased market rates of interest. These increases were partially offset by dividend payments of $5.3 million, including $4.0 million related to the special $0.45 per share dividend, and net treasury stock repurchases, net of equity benefit plan activity, of $2.0 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019 AND 2018

Net income. The Company reported net income of $2.6 million, or $0.30 per basic share and $0.29 per diluted share, for the quarter ended June 30, 2019 as compared to $2.4 million, or $0.28 per basic and $0.26 per diluted share, for the same quarter in fiscal 2018. For the nine months ended June 30, 2019, the Company reported net income of $6.9 million, or $0.79 per basic share and $0.78 per diluted share as compared to $4.6 million, or $0.52 per basic and $0.50 per diluted share, for the same period in fiscal 2018.

Net interest income. For the three months ended June 30, 2019, net interest income was stable at $6.2 million as compared to the same period in fiscal 2018. The income reflected a $2.3 million, or 26.2%, increase in interest income, effectively offset by an increase of $2.3 million, or 86.8%, in interest paid on deposits and borrowings. The increase in interest income between the periods was primarily due to the increase in the weighted average balance of earning assets combined with the effects of a rising rate environment. It also reflected the shift in the Bank’s lending emphasis to increasing its investment in commercial real estate and construction loans, which generally produce higher yields than those obtained on residential loans. The average balance of interest-earning assets for the quarter ended June 30, 2019 increased by $194.7 million, or 21.0%, to $1.1 billion from the comparable period in 2018. The yield on interest-earning assets increased by 17 basis points, to 4.04% for the quarter ended June 30, 2019 from the comparable period in 2018. However, during the same period the weighted average cost of borrowings and deposits increased to 1.99% from 1.30% for the comparable period in 2018 due primarily to increases in market rates of interest. For the nine months ended June 30, 2019, net interest income remained stable at $18.6 million as compared to the same period in fiscal 2018. The increase in interest income of $7.1 million, or 28.0%, was offset by a $7.1 million, or 105.7%, increase in interest paid on deposits and borrowings. As with the third quarter, the increase in interest income was primarily due to the increase in the weighted average balance of earning assets, the shift in emphasis to increased investment in commercial real estate and construction loans and a rising interest rate environment. The average balance of interest-earning assets increased by $201.9 million, or 22.5%, from the comparable period in 2018. The yield on interest-earning assets increased by 17 basis points, to 3.94% for the nine months ended June 30, 2019 from the comparable period in 2018. The weighted average cost of borrowings and deposits increased to 1.88% during the nine months ended June 30, 2019 from 1.12% during the comparable period in 2018 primarily due to increases in market rates of interest, reflecting in part the competitive market for deposits, particularly time deposits, in the areas in which the Company operates.

For the three and nine months ended June 30, 2019, the net interest margin was 2.22% and 2.26%, respectively, compared to 2.70% and 2.77% for the same periods in fiscal 2018, respectively. The margin compression experienced in the 2019 periods reflected in large part the higher funding costs resulting from the increases in the federal funds rates combined with a competitive market for funding deposits, especially locally sourced retail deposits. Asset yields have not risen as quickly as liability costs in response to the rising interest rate environment exacerbated by the competitive market for funding sources, especially locally sourced deposits.

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

	Three Months
	Ended June 30,
	2019			2018
	Average		Average	Average		Average
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$182,315	$1,723	3.79%	$155,646	$1,258	3.24%
Mortgage-backed securities	315,571	2,536	3.22	154,717	1,060	2.75
Loans receivable(2)	587,703	6,752	4.61	596,252	6,485	4.36
Other interest-earning assets	34,720	262	3.03	19,038	128	2.70
Total interest-earning assets	1,120,309	11,273	4.04	925,653	8,931	3.87
Cash and non interest-bearing balances	2,313			2,433
Other non interest-earning assets	70,862			46,489
Total assets	$1,193,484			$974,575
Interest-bearing liabilities:
Savings accounts	$83,898	8	0.04	$106,256	137	0.52
Money market deposit and NOW accounts	133,856	266	0.80	115,467	60	0.21
Certificates of deposit	543,506	3,080	2.27	456,988	1,735	1.52
Total deposits	761,260	3,354	1.77	678,711	1,932	1.14
Advances from Federal Home Loan Bank	258,527	1,703	2.64	152,234	776	2.04
Advances from borrowers for taxes and insurance	2,439	1	0.16	2,627	1	0.15
Total interest-bearing liabilities	1,022,226	5,058	1.98	833,572	2,709	1.30
Non interest-bearing liabilities:
Non interest-bearing demand accounts	14,798			14,747
Other liabilities	16,593			1,281
Total liabilities	1,053,617			849,600
Stockholders' equity	139,867			124,975
Total liabilities and stockholders' equity	$1,193,484			$974,575
Net interest-earning assets	$98,083			$92,081
Net interest income; interest rate spread		$6,215	2.05%		$6,222	2.57%
Net interest margin(3)			2.23%			2.70%

Average interest-earning assets to average interest-bearing liabilities		109.59%			111.05%

	Nine Months
	Ended June 30,
	2019			2018
	Average		Average	Average		Average
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$187,128	$4,963	3.55%	$147,451	$3,403	3.09%
Mortgage-backed securities	283,345	6,844	3.23	142,651	2,754	2.58
Loans receivable(2)	586,940	19,936	4.54	585,277	18,853	4.31
Other interest-earning assets	42,324	666	2.10	22,414	312	1.86
Total interest-earning assets	1,099,737	32,409	3.94	897,793	25,322	3.77
Cash and non interest-bearing balances	2,203			2,354
Other non interest-earning assets	49,739			44,829
Total assets	$1,151,679			$944,976
Interest-bearing liabilities:
Savings accounts	$87,000	113	0.17	$107,056	252	0.31
Money market deposit and NOW accounts	122,048	600	0.66	121,347	161	0.18
Certificates of deposit	570,365	9,219	2.16	433,296	4,498	1.39
Total deposits	779,413	9,932	1.70	661,699	4,911	0.99
Advances from Federal Home Loan Bank	202,909	3,920	2.58	137,061	1,821	1.78
Advances from borrowers for taxes and insurance	2,328	3	0.17	2,522	4	0.21
Total interest-bearing liabilities	984,650	13,855	1.88	801,282	6,736	1.12
Non interest-bearing liabilities:
Non interest-bearing demand accounts	15,111			12,233
Other liabilities	18,143			1,196
Total liabilities	1,017,904			814,711
Stockholders' equity	133,775			130,265
Total liabilities and stockholders' equity	$1,151,679			$944,976
Net interest-earning assets	$115,087			$96,511
Net interest income; interest rate spread		$18,554	2.06%		$18,586	2.65%
Net interest margin(3)			2.26%			2.77%

Average interest-earning assets to average interest-bearing liabilities		111.69%			112.04%

(1) Yields and rates for the three and nine month periods are annualized.

(2) Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.

(3) Equals net interest income divided by average interest-earning assets.

Provision for loan losses. The Company recorded no provision for loan losses for the three and nine months ended June 30, 2019, respectively, compared to provisions for loan losses of $325,000 and $685,000, respectively, for the same periods in fiscal 2018

The allowance for loan losses totaled $5.3 million, or 0.9% of total loans and 39.4% of total non-performing loans (which included loans acquired from Polonia Bancorp, Inc. as of January 1, 2017 at their fair value) at June 30, 2019 as compared to $5.2 million, or 0.9% of total loans and 32.1% of total non-performing loans at September 30, 2018. The Company believes that the allowance for loan losses at June 30, 2019 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

The Company’s methodology for assessing the adequacy of the allowance establishes both specific and general pooled allocations of the allowance.  Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system.  The resulting determinations are reviewed and approved by senior management.

At June 30, 2019, the Company’s non-performing assets totaled $13.7 million or 1.2% of total assets as compared to $14.4 million or 1.3% of total assets at September 30, 2018. Non-performing assets at June 30, 2019 included five construction loans aggregating $8.8 million, 19 one-to-four family residential loans aggregating $3.0 million, and five commercial real estate loans aggregating $1.5 million. Non-performing assets at June 30, 2019 also included other real estate owned consisting of one single-family residential property with an aggregate carrying value of $423,000. At June 30, 2019, the Company had nine loans aggregating $6.0 million that were classified as troubled debt restructurings (“TDRs”). Five of such loans aggregating $633,000 were performing as of June 30, 2019 in accordance with their restructured terms and were accruing interest. One TDR is on non-accrual and consists of a $437,000 loan secured by a single-family property. The three remaining TDRs totaling $4.9 million are also classified as non-accrual and are a part of a lending relationship totaling $10.6 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending June 30, 2017 related to this borrowing relationship). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower. As previously disclosed, subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in June 2017. The Bank has moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings.

At June 30, 2019, the Company had $2.5 million of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of twelve one-to-four family residential loans totaling $2.4 million and one consumer loan totaling $56,000.

At June 30, 2019, the Company also had a total of 24 loans aggregating $7.1 million that had been designated “special mention”. These loans consist of 17 one-to-four family residential loans totaling $2.7 million, six commercial real estate loans totaling $4.0 million and one multi-family loan totaling $324,000. At September 30, 2018, we had a total of 26 loans aggregating $4.7 million designated as “special mention”.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal and/or interest and real estate owned) as of June 30, 2019 and September 30, 2018. At neither date did the Company have any accruing loans 90 days or more past due that were accruing.

	June 30, 2019	September 30, 2018
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$3,005	$3,012
Commercial real estate	1,474	1,627
Construction and land development	8,750	8,750
Total non-accruing loans	13,229	13,389
Other real estate owned, net: (1)	423	1,026
Total non-performing assets	$13,652	$14,415

Total non-performing loans as a percentage of loans, net	2.30%	2.65%
Total non-performing loans as a percentage of total assets	1.11%	1.24%
Total non-performing assets as a percentage of total assets	1.17%	1.33%

(1)	Other real estate owned balances are shown net of related loss allowances and consist solely of real property.

                 Non-interest income. Non-interest income amounted to $1.2 million and $2.1 million for the three and nine month periods ended June 30, 2019, respectively, compared to $985,000 and $2.0 million, respectively, for the comparable periods in fiscal 2018. The increase experienced in both of the 2019 periods was primarily attributable to the recognition of gain on sale of investments in the 2019 periods. The effect of this increase was partially offset by decreased income from interest rate swaps during the three and nine months ended June 30, 2019.

                 Non-interest expense. For the three and nine month periods ended June 30, 2019, non-interest expense increased $419,000 or 11.1% and $645,000 or 5.5%, respectively, compared to the same periods in fiscal 2018. Non-interest expense increased in the fiscal 2019 periods due in part to the hiring of additional personnel in our lending operations, normal salary increases combined with increases in benefit plan expenses and an increase in FDIC deposit insurance expense. Partially offsetting these increases were decreases in professional fees and occupancy expense as the Company maintained its focus on continued implementation of operating efficiencies.

                 Income tax expense. For the three month period ended June 30, 2019, the Company recorded a tax expense of $582,000, compared to a tax expense of $676,000 for the same period in fiscal 2018. For the nine month period ended June 30, 2019, the Company recorded an income tax expense of $1.4 million as compared to a tax expense of $3.6 million for the same period in fiscal 2018. The reduction in the third quarter of fiscal 2019, primarily reflected the benefit throughout fiscal 2019 associated with the fully implemented decrease in the federal statutory income tax rate, effective January 1, 2018. The $3.6 million tax expense for the nine months ended June 30, 2018 included a one-time charge of $1.8 million related to a re-evaluation of the Company’s deferred tax assets due to the tax legislation enacted in December 2017 that reduced the statutory federal income tax rate from 35% to 21%.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. We also maintain excess funds in short-term, interest-earning assets that provide additional liquidity. At June 30, 2019, our cash and cash equivalents amounted to $38.1 million. In addition, our available-for-sale investment securities amounted to an aggregate of $438.2 million at such date.

We use our liquidity to fund existing and future loan commitments, to invest in other interest-earning assets, to fund maturing certificates of deposit and demand deposit withdrawals, and to meet operating expenses. At June 30, 2019, the Company had $50.8 million in outstanding commitments to originate loans, not including loans in process. The Company also had undisbursed loans in process (related to its construction and land development loans) and commitments under unused lines of credit totaling $150.7 million and letters of credit outstanding of $1.6 million at June 30, 2019. Certificates of deposit as of June 30, 2019 that are maturing within one year or less totaled $379.7 million.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans as well as our stock in the FHLB as collateral for such advances. At June 30, 2019, we had $301.3 million in outstanding FHLB advances and had the ability to obtain an additional $207.8 million in FHLB advances. Additional borrowing capacity with the FHLB could be obtained with the pledging of certain investment securities. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of June 30, 2019 and September 30, 2018 and compares them to current regulatory guidelines. The Company is not subject to capital ratios imposed by Basel III on bank holding companies because the Company is deemed to be a small bank holding company.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions

June 30, 2019:
Tier 1 capital (to average assets)
The Company	10.90%	N/A	N/A
The Bank	10.73%	4.0%	5.0%

Tier 1 common (to risk-weighted assets)
The Company	18.85%	N/A	N/A
The Bank	18.57%	4.5%	6.5%

Tier 1 capital (to risk-weighted assets)
The Company	18.85%	N/A	N/A
The Bank	18.57%	6.0%	8.0%

Total capital (to risk-weighted assets)
The Company	19.71%	N/A	N/A
The Bank	19.43%	8.0%	10.0%

September 30, 2018:
Tier 1 capital (to average assets)
Company	12.51%	N/A	N/A
Bank	11.86%	4.0%	5.0%

Tier 1 common (to risk-weighted assets)
The Company	19.74%	N/A	N/A
The Bank	18.73%	4.5%	6.5%

Tier 1 capital (to risk-weighted assets)
Company	19.74%	N/A	N/A
Bank	18.73%	6.0%	8.0%

Total capital (to risk-weighted assets)
Company	20.58%	N/A	N/A
Bank	19.56%	8.0%	10.0%

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2019, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2019 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family, multi-family residential and commercial mortgage loans are assumed to range from 7.1% to 33.6%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.9% to 18.0%. For savings accounts, checking accounts and money markets, the decay rates vary on an annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$23,433	$71,607	$125,749	$83,457	$185,760	$490,006
Loans receivable(3)	166,260	70,899	140,843	101,703	106,802	586,507
Other interest-earning assets(4)	35,998	-	1,604	747	-	38,349
Total interest-earning assets	$225,691	$142,506	$268,196	$185,907	$292,562	$1,114,862

Interest-bearing liabilities:
Savings accounts	$2,612	$8,130	$13,463	$12,686	$45,850	$82,741
Money market deposit and NOW accounts	4,372	13,118	21,493	17,285	77,959	134,227
Certificates of deposit	76,260	165,256	68,277	187,166	-	496,959
Advances from FHLB	10,411	19,277	95,189	156,389	20,000	301,266
Advances from borrowers for taxes and insurance	3,533	-	-	-	-	3,533
Total interest-bearing liabilities	$97,188	$205,781	$198,422	$373,526	$143,809	$1,018,726

Interest-earning assets
less interest-bearing liabilities	$128,503	$(63,275)	$69,774	$(187,619)	$148,753	$96,136

Cumulative interest-rate sensitivity gap (5)	$128,503	$65,228	$135,002	$(52,617)	$96,136

Cumulative interest-rate gap as a
percentage of total assets at June 30 , 2019	10.78%	5.48%	11.33%	-4.42%	8.07%

Cumulative interest-earning assets
as a percentage of cumulative interest-
bearing liabilities at June 30, 2019	232.22%	121.53%	126.93%	93.99%	109.44%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, investment securities are reflected at amortized cost.

(3)	For purposes of the gap analysis, loans receivable includes non-performing loans and is gross of the allowance for loan losses and unamortized deferred loan fees, but net of the undisbursed portion of loans-in-process.

(4)	Includes FHLB stock.

(5)	Cumulative interest-rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of June 30, 2019 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio Value			Value of Assets
In Basis Points
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)

300	$119,131	$(40,592)	(25.41)%	10.91%	(2.61)%
200	132,979	(26,744)	(16.74)%	11.87%	(1.65)%
100	146,343	(13,380)	(8.38)%	12.68%	(0.84)%
Static	159,723	-	-	13.52%	-
(100)	154,186	(5,537)	(3.47)%	12.90%	(0.62)%
(200)	140,601	(19,122)	(11.97)%	11.75%	(1.77)%
(300)	155,041	(4,682)	(2.93)%	12.69%	(0.83)%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2019, there had not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (“2018 Annual Report”), set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation –Exposure to Changes in Interest Rates.”

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

PART II

Item 1. Legal Proceedings

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, on June 30, 2016, Island View Properties, Inc., trading as Island View Crossing II, LP (“Island View Crossing”), and Renato J. Gualtieri (collectively, the “Gualtieri Parties”) filed suit (the “Philadelphia Litigation”) in the Court of Common Pleas, Philadelphia, Pennsylvania (the “Court”), against the Bank seeking damages in an amount in excess of $27.0 million. The lawsuit asserts allegations related to a loan granted by the Bank to the Gualtieri Parties to develop a 169-unit townhouse and condominium project located in Bristol Borough in Bucks County, Pennsylvania (the “Project”).

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

Within the bankruptcy, Island View Crossing, as the debtor and the Chapter 11 Trustee, filed a separate adversary proceeding against the Bank seeking to avoid certain collateral mortgages made by Island View Crossing as well as seeking to avoid certain loans made to Island View Crossing including, but not limited to, a $1.4 million loan and a $5.5 million loan. The complaint was filed on or about December 3, 2018. Given the relatively early stages of the case and the complaint just being filed, we are unable to determine the likelihood of an unfavorable outcome at this time. The Bank, however, believes it meritorious defenses to the claims and intends to vigorously defend against the claims.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s 2018 Annual Report, as such factors could materially affect the Company’s business, financial condition, or future results of operations. As of June 30, 2019, no material changes have occurred to the risk factors of the Company as reported in the 2018 Annual Report. The risks described in the 2018 Annual Report are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial conditions, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	and (b) Not applicable.

(c)	The Company’s repurchase of equity securities for the three months ended June 30, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Purchased Under Plans or Programs (1)
April 1 - 30, 2019	14,600	$17.42	14,600	871,700
May 1 - 31, 2019	13,600	17.35	13,600	858,100
June 1 - 30, 2019	25,100	17.55	25,100	833,000
	53,300	$17.46	53,300

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

PRUDENTIAL BANCORP, INC.

Date: August 9, 2019	By:	/s/ Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Date: August 9, 2019	By:	/s/ Jack E. Rothkopf
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer and Treasurer

