Form 10-K
period 2019-09-30
PRUDENTIAL BANCORP, INC.
filed 2019-12-16
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended SEPTEMBER 30, 2019
-or-
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 000-55084

PRUDENTIAL BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	46-2935427 (IRS Employer Identification No.)

1834 WEST OREGON AVENUE	19145
PHILADELPHIA, PENNSYLVANIA	(Zip Code)

(Address of Principal Executive Offices)

Registrant's telephone number: (including area code) (215) 755-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock (par value $0.01 per share)	PBIP	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $17.35 on March 29, 2019, the last business day of the Registrant's second quarter was approximately $148.0 million (8,931,400 shares issued and outstanding less approximately 401,000 shares held by affiliates at $17.35 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

As of the close of business on December 3, 2019, there were 8,889,447 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

Prudential Bancorp, Inc. and Subsidiaries

FORM 10-K INDEX

For the Fiscal Year Ended September 30, 2019

Forward-looking Statements.

In addition to historical information, this Annual Report on Form 10-K includes certain "forward-looking statements" based on management's current expectations. Prudential Bancorp, Inc.’s (the “Company” or “Prudential Bancorp”) actual results could differ materially, as such term is defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, from management's expectations. These forward-looking statements are intended to be covered by the safe harbor for forward looking statements provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding management's current intentions, beliefs or expectations as well as the assumptions on which such statements are based. These forward-looking statements are subject to significant business, economic and competitive uncertainties and contingencies, many of which are not subject to the Company’s control. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan, investment and mortgage-backed securities portfolios, geographic concentration of our business; fluctuations in real estate values; the adequacy of loan loss reserves; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees.

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

The Company’s results of operations are primarily dependent on the results of the Bank. As of September 30, 2019, the Company, on a consolidated basis, had total assets of approximately $1.3 billion, total deposits of approximately $745.4 million, and total stockholders’ equity of approximately $139.6 million.

The Bank is a community-oriented savings bank headquartered in South Philadelphia which was originally organized in 1886 as a Pennsylvania-chartered building and loan association known as “The South Philadelphia Building and Loan Association No. 2.” The Bank grew through a number of mergers with other institutions with the last merger being with Polonia Bank completed in January 2017. The Bank converted to a Pennsylvania-chartered savings bank in August 2004. The banking office network currently consists of the headquarters and main office and nine additional full-service branch offices. Seven of the banking offices are located in Philadelphia (Philadelphia County), one is in Drexel Hill, Delaware County and one is in Huntingdon Valley, Montgomery County, Pennsylvania. The Bank maintains ATMs at all of the banking offices. We also provide on-line and mobile banking services.

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. The Company’s principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities and calls of investment securities and interest-bearing deposits, funds provided from operations and funds borrowed from the Federal Home Loan Bank(”FHLB”) of Pittsburgh. These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and consumer loans. Traditionally, the Bank focused on originating long-term, single-family residential mortgage loans for portfolio. However, in recent years the focus has shifted to emphasizing commercial and construction and land development lending. Construction and land development loans increased from $39.0 million or 11.8% of the total loan portfolio at September 30, 2015 to $253.4 million or 35.8% of the total loan portfolio at September 30, 2019. The Company also increased its commercial real estate loans from $25.8 million or 7.8% of the total loan portfolio at September 30, 2015 to $128.5 million or 18.1% of the total loan portfolio at September 30, 2019. See “-Asset Quality” and “-Lending Activities”.

The investment and mortgage-backed securities portfolio increased by $215.5 million to $581.5 million at September 30, 2019 from $366.0 million at September 30, 2018. This increase was primarily due to increased purchases of guaranteed mortgage-backed securities and state and municipal securities. The Company recorded approximately $1.1 million in gains on sale of investment and mortgage-backed securities during fiscal 2019. At September 30, 2019, the investment and mortgage-backed securities available for sale had an aggregate net unrealized gain of $10.3 million compared with an unrealized loss of $10.5 million as of September 30, 2018, which was primarily due to recent decreases in the yield on longer term U.S. Treasury bond yields which resulted in an increase in the fair value of our available-for-sale securities.

At September 30, 2019, the Company’s non-performing assets totaled $14.3 million or 1.1% of total assets as compared to $14.4 million or 1.3% of total assets at September 30, 2018. Non-performing assets at September 30, 2019 included five construction loans aggregating $8.8 million, 22 single-family residential loans aggregating $3.7 million, and five commercial real estate loans aggregating $1.5 million. Non-performing assets at September 30, 2019 also included real estate owned consisting of one single-family residential property with an aggregate carrying value of $348,000. At September 30, 2019, the Company had nine loans aggregating $6.0 million that were classified as troubled debt restructurings (“TDRs”), four of which are included in non-performing assets. Five of the TDRs aggregating $628,000 were performing as of September 30, 2019 in accordance with their restructured terms and were accruing interest. One TDR is on non-accrual and consists of a $432,000 loan secured by a single-family property. The three remaining TDRs totaling $4.9 million are also on non-accrual and are part of a borrowing relationship totaling $10.7 million (after taking into account the $1.9 million write-down recognized during fiscal 2017 related to this borrowing relationship). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower. Subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in September 2017. The Bank has moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings. As of September 30, 2019, the Company had reviewed $15.5 million of loans for possible impairment of which $13.9 million was classified substandard compared to $16.0 million reviewed for possible impairment and $13.4 million of which was classified substandard as of September 30, 2018. The allowance for loan losses totaled $5.4 million, or 0.9% of total loans and 38.7% of total non-performing loans (which included loans acquired from Polonia Bank at their fair value) at September 30, 2019. See “-Asset Quality”.

The main office is located at 1834 West Oregon Avenue, Philadelphia, Pennsylvania and the Company’s telephone number is (215) 755-1500.

The Company files with the Securities and Exchange Commission (“SEC”) and makes available, free of charge, through its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with the SEC. These reports can be obtained on the Company’s website at https://www.psbanker.com by following the link, “About Us,” followed by “Investor Relations.” The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Lending Activities

General. At September 30, 2019, the net loan portfolio totaled $585.5 million or 45.4% of total assets. The Company has changed its lending philosophy and increased its investment in loans for construction and land development and commercial real estate which comprised in the aggregate 53.9% of the loan portfolio at September 30, 2019. Management believes it has the expertise to underwrite these types of loans which management believes will add to earnings while reducing interest rate risk due to the generally shorter contractual maturity of such loans. At September 30, 2019, the Company still held $268.8 million of residential real estate loans collateralized by one-to-four family, also known as “single-family”, residential properties secured by properties located primarily in the Company’s market area.

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

Loan Portfolio Composition. The following table shows the composition of the loan portfolio by type of loan at the dates indicated.

	September 30,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One-to-four family residential (1)	$268,780	37.95%	$324,865	48.82%	$351,298	53.83%	$233,531	66.36%	$259,163	78.40%
Multi-family residential	30,582	4.32%	34,355	5.16%	21,508	3.30%	12,478	3.55%	6,249	1.90%
Commercial real estate	128,521	18.15%	119,511	17.96%	127,644	19.56%	79,859	22.69%	25,799	7.80%
Construction and land development	253,368	35.77%	160,228	24.08%	145,486	22.29%	21,839	6.21%	38,953	11.78%
Total real estate loans	681,251	96.19%	638,959	96.03%	645,936	98.98%	347,707	98.81%	330,164	99.89%
Loans to financial institutions	6,000	0.85%	6,000	0.90%	-	-	-	-	-	-
Commercial business	19,630	2.77%	17,792	2.67%	488	0.07%	99	0.03%	0	0.00%
Leases	518	0.07%	1,687	0.25%	4,240	0.65%	3,286	0.93%	0	0.00%
Consumer	834	0.12%	953	0.14%	1,943	0.30%	799	0.23%	392	0.12%
Total loans	708,233	100.00%	665,391	100.00%	652,607	100.00%	351,891	100.00%	330,556	100.00%
Less:
Undisbursed portion of loans in process	114,528		54,474		73,858		5,371		17,097
Deferred loan costs	2,856		2,818		2,940		(1,697)		(2,104)
Allowance for loan losses	5,393		5,167		4,466		3,269		2,930
Net loans	$585,456		$602,932		$571,343		$344,948		$312,633

(1)	Includes home equity loans totaling $4.1 million, $4.9 million, $6.5 million, $3.8 million and $4.1 million as of September 30, 2019, 2018, 2017, 2016 and 2015, respectively. Also includes lines of credit totaling $8.5 million, $10.2 million, $14.1 million, $7.4 million and $8.5 million as of September 30, 2019, 2018, 2017, 2016 and 2015, respectively.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of loans as of September 30, 2019, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One-to-Four			Construction	Loans to
	Family	Multi-family	Commercial	and Land	financial	Commercial
	Residential	Residential	Real Estate	Development	institutions	Business	Leases	Consumer	Total
	(In Thousands)
Amounts due after September 30, 2019 in:
One year or less	$5,780	$297	$5,321	$128,631	$-	$30	$213	$56	$140,328
After one year through two years	4,029	1,440	2,987	46,488	-	7,009	157	19	62,129
After two years through three years	12,700	655	9,656	43,195	-	4,433	148	46	70,833
After three years through five years	23,714	8,826	14,065	8,165	-	5,245	-	37	60,052
After five years through ten years	54,834	17,347	76,306	26,889	6,000	2,913	-	289	184,578
After ten years through fifteen years	27,010	372	15,196	-	-	-	-	387	42,965
After fifteen years	140,713	1,645	4,990		-	-	-	-	147,348
Total	$268,780	$30,582	$128,521	$253,368	$6,000	$19,630	$518	$834	$708,233

The following table shows the dollar amount of all loans due after one year from September 30, 2019, as shown in the table above, which have fixed interest rates or which have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable-Rate	Total
		(In Thousands)
One-to-four family residential (1)	$206,810	$56,190	$263,000
Multi-family residential	28,851	1,434	30,285
Commercial real estate	76,175	47,025	123,200
Construction and land development	828	123,909	124,737
Loans to financial institutions	6,000	-	6,000
Commercial business	6,930	12,670	19,600
Leases	305	-	305
Consumer	764	14	778
Total	$326,663	$241,242	$567,905

_________________________________________

(1) Includes home equity loans and lines of credit.

The Bank originates construction and development loans and commercial real estate loans with fixed rates and shorter contractual maturities (than is generally the case for residential mortgage loans). To a lesser extent, mortgage loans are originated for sale on the secondary market in order to mitigate interest rate risk and to increase non-interest income.

Loan Originations. The Bank’s lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management. Loan originations are obtained through a variety of sources, including existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. Consumer loan applications are taken at any of our offices while loan applications for all other types of loans, including home equity and home equity lines of credit, are taken only at our main office. All loan applications are processed and underwritten centrally at our executive office in Huntingdon Valley, Pennsylvania.

Single-family residential mortgage loans are generally written on standardized documents used by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”). Property valuations of loans secured by real estate are undertaken by independent third-party appraisers approved by the board of directors and are reviewed internally before acceptance. At both September 30, 2019 and September 30, 2018, the Company had no real estate loans in portfolio that would be considered subprime loans, which we define as mortgage loans advanced to borrowers who do not qualify for loans bearing market interest rates because of problems with their credit history.  The Bank does not originate and has not in the past originated subprime loans.

We also purchase participation interests in larger balance loans, typically commercial real estate and construction and land development loans, from other financial institutions in our market area. Such participations are reviewed for compliance, are underwritten independently in accordance with our underwriting criteria and are approved before they are purchased by the Management Loan Committee and one of the following: the President’s Committee, the Executive Committee or the full Board, depending upon the dollar amount of the participation being purchased. Generally, loan purchases have been without any recourse to the seller. However, we actively monitor the performance of such loans through the receipt of regular updates, including inspection reports, from the lead lender regarding the loan’s performance, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements of the borrower from the lead lender. These loans are subjected to regular internal reviews in accordance with our loan policy.

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

As part of the Bank’s loan policy, we are permitted, to make loans to one borrower and related entities in an aggregate amount of up to 15% of the capital accounts of the Bank which consist of the aggregate of its capital, surplus, undivided profits, capital securities and allowance for loan losses. At September 30, 2019, the Bank’s internal “guidance” limit is $15.0 million to one borrower as a threshold. The Bank is permitted to exceed such limit in certain situations subject to the (i) approval of the Board of Directors and (ii) subject to the overall legal/regulatory lending limit which was calculated to be $20.3 million at September 30, 2019. At September 30, 2019, our three largest loans to one borrower and related entities amounted to $16.0 million, $15.9 million and $14.5 million. The largest relationship consists of a participation interest in a $16.0 commercial line of credit secured by commercial real estate in central and northern New Jersey. The second largest relationship consists of a participation interest in a commercial real estate loan secured by a 70 unit residential building in Westfield, New Jersey. The third largest relationship consists of a participation interest in a construction loan to construct a 30 story, 102 unit mixed-use luxury apartment building in Manhattan, New York. The three relationships are all performing in accordance with contractual terms. For more information regarding these loans, see “-Lending Activities - Construction and Land Development Lending.”

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2019	2018	2017
	(In Thousands)
Loan originations (1)
One-to-four family residential	$16,376	$15,366	$16,643
Multi-family residential	5,481	17,321	4,426
Commercial real estate	2,347	10,361	43,360
Construction and land development	72,714	58,554	143,001
Loans to financial institutions	-	6,000	-
Commercial business	4,000	15,950	-
Leases	-	-	3,568
Consumer	56	56	7,615
Total loan originations	100,974	123,608	218,613
Loans acquired from Polonia Bancorp merger	-	-	160,157
Total loans originated and acquired	100,974	123,608	378,770
Loans transferred to real estate owned	-	1,289	-
Loan principal repayments and sales	119,016	90,589	149,413
Total loans sold and principal repayments	119,016	91,878	149,413
Increase (decrease) due to other items, net (2)	566	(141)	(2,959)
Net increase (decrease) in loan portfolio	$(17,476)	$31,589	$226,398

__________________________________________

(1)	Includes loan participations with other lenders.

(2)	Other items consist of the undisbursed portion of loans in process, deferred fees and the allowance for loan losses.

One-to-Four Family Residential Mortgage Lending. One of the Banks primary lending activities continues to be the origination or purchase of loans secured by first mortgages on one-to-four family residential properties located in the Company’s market area. Our single-family residential mortgage loans are obtained through the lending department and branch personnel. The balance of such loans increased, on a dollar basis, but decreased as a percentage of portfolio basis, from $259.2 million or 78.4% of total loans at September 30, 2015 to $268.8 million, or 38.0% of total loans at September 30, 2019. The percentage of total loans as well as the total amount that such loans have represented of the loan portfolio has decreased (excluding the effects of the acquisition of Polonia Bank) as our focus has shifted to the origination of commercial real estate loans and construction and land development loans.

Single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae. We have historically retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate, including our jumbo residential mortgage loans, only selling certain long-term, fixed-rate loans bearing interest rates below certain levels established by the Board. We service all loans that we have originated. We currently offer adjustable-rate mortgage and balloon loans, which are structured as shorter term fixed-rate loans (generally 10 years or less) followed by a final payment of the full amount of the principal due at the maturity date. Due to the interest rate environment, originations of such loans have been limited in recent years. At September 30, 2019, $56.2 million, or 20.9%, of our one-to-four family residential loan portfolio consisted of adjustable-rate loans, including hybrid loans. We also originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20 or 30 years, for resale in the secondary market.

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

Our single-family residential mortgage loans also include home equity loans and lines of credit, which amounted to $4.1 million and $8.5 million, respectively, at September 30, 2019. The unused portion of home equity lines was $4.6 million at such date. Our home equity loans are fully amortizing and have terms to maturity of up to 20 years. While home equity loans also are secured by the borrower’s residence, we generally obtain a second mortgage position on these loans. Our lending policy requires that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 80% or less at time of origination, although the preponderance of our home equity loans have combined loan-to-value ratios of 75% or less at time of origination. We also offer home equity revolving lines of credit with interest tied to the Wall Street Journal prime rate plus a stipulated margin. Generally, we have a second mortgage on the borrower’s residence as collateral on our home equity lines. In addition, our home equity lines generally have loan-to-value ratios (combined with any loan secured by a first mortgage) of 75% or less at time of origination. Our customers may apply for home equity lines as well as home equity loans at any banking office. While there has been decline in some collateral values due to the continued weak real estate market, we believe our conservative underwriting guidelines have minimized our exposure in this regard.

Construction and Land Development Lending. We have maintained our emphasis on construction and land development loan originations because construction loans have shorter terms to maturity, provide an attractive yield and generally have either higher fixed interest rates or adjustable interest rates. At September 30, 2019, our construction and loan development loans amounted to $253.4 million, or 35.8% of our total loan portfolio. This amount includes $114.5 million of undisbursed loans in process. The average size of our construction and land development loans, excluding loans to our largest lending relationship, was approximately $3.3 million at September 30, 2019. Our construction loan portfolio has increased substantially since September 30, 2015 when construction loans amounted to $39.0 million or 11.8% of our total loan portfolio as compared to $253.4 million or 35.8% of our total loan portfolio at September 30, 2019.

Other than our loan participations, loans to finance the construction of condominium projects or single-family homes and subdivisions are generally offered to experienced builders in our primary market area with whom we have an established relationship. Residential construction and development loans are offered with terms of up to 36 months although typically the terms are 12 to 24 months. The maximum loan-to-value limit applicable to these loans is 75% of the appraised post construction value and the policy does not require amortization of the principal during the term of the loan. We often establish interest reserves and obtain personal and corporate guarantees as additional security on the construction loans. Interest reserves are used to pay the monthly interest payments during the development phase of the loan and are treated as an addition to the loan balance. Interest reserves pose an additional risk to the Company if it does not become aware of deterioration in the borrower’s financial condition before the interest reserve is fully utilized. In order to help monitor the risk, financial statements and tax returns are obtained from borrowers on an annual basis. Additionally, construction loans are reviewed at least annually pursuant to a third-party loan review. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by approved appraisers or loan inspector warrants. Construction loans are negotiated on an individual basis but typically have floating rates of interest based upon the Wall Street Journal prime rate plus a stipulated margin. Additional fees may be charged as funds are disbursed. In addition to interest payments during the term of the construction loan, we typically require that payments to reduce the principal outstanding be made as units are completed and released. Generally, such principal payments must be equal to 110% of the amount attributable to the acquisition and development of the lot plus 100% of the amount attributable to construction of the individual home. We permit a pre-determined limited number of model homes to be constructed on an unsold or “speculative” basis. All other units must be pre-sold before we will disburse funds for construction. Construction loans also include loans to acquire land and loans to develop the basic infrastructure, such as roads and sewers. The majority of the construction loans are secured by properties located in our primary lending area.

Set forth below is a brief description of the five largest construction loans or loan relationships.

The largest construction loan is in the amount of $14.5 million of which $7.8 million had been disbursed as of September 30, 2019. This loan was originated in January 2018 and is a participation interest in a $73.0 million loan participated from another financial institution. The proceeds were used to construct a 30 story, 102-unit mixed use luxury apartment building in Manhattan, New York. The project was approximately 46.0% complete as of September 30, 2019. The loan is performing in accordance with its contractual terms.

The second largest construction loan is in the amount of $12.0 million of which $620,000 had been disbursed as of September 30, 2019. This loan was originated in August 2019 and is a participation interest in a $19.4 million loan participated with another financial institution. The proceeds are being used to construct 90 apartments and 21 townhomes in Philadelphia, Pennsylvania. The project was approximately 0.0% complete as of September 30, 2019. The loan is performing in accordance with its contractual terms.

The third largest construction loan is in the amount of $10.0 million of which $10.0 million had been disbursed as of September 30, 2019. This loan was originated in June 2019 and is a participation interest in a $43.0 million loan participated from another financial institution. The proceeds were used to construct 47 condominiums in Long Branch, New Jersey. The project was approximately 59.0% complete as of September 30, 2019. The loan is performing in accordance with its contractual terms.

The fourth largest construction loan is also in the amount of $10.0 million of which $10.0 million had been disbursed as of September 30, 2019. This loan was originated in January 2017. The proceeds are being used to construct 66 residential units and 9,000 square feet of retail space in Jersey City, New Jersey. The project was approximately 99.0% complete as of September 30, 2019. The loan is performing in accordance with its contractual terms.

The fifth largest construction loan is also in the amount of $10.0 million of which $5.8 million had been disbursed as of September 30, 2019. The loan was originated in February 2019 and is a participation interest in a $30.0 million loan purchased from another financial institution. The proceeds are being used to construct a six story building with 214 apartment units in Dover, New Jersey. The project was approximately 65.0% complete as of September 30, 2019. The loan is performing in accordance with its contractual terms.

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

Multi-Family Residential and Commercial Real Estate Loans. At September 30, 2019, multi-family residential and commercial real estate loans amounted in the aggregate to $159.1 million or 22.4% of the total loan portfolio.

The commercial real estate and multi-family residential real estate loan portfolio consists primarily of loans secured by small office buildings, strip shopping centers, small apartment buildings and other properties used for commercial and multi-family purposes located in the Company’s market area. At September 30, 2019, the average commercial and multi-family real estate loan size was approximately $1.1 million. At September 30, 2019, the largest relationship consists of a participation interest in a $16.0 million commercial real estate loan secured by a 70 unit residential building located in Westfield, New Jersey. The second largest multi-family residential or commercial real estate loan at September 30, 2019 was a $11.5 million fixed-rate loan secured by 38 unit luxury condominium building located in Brooklyn, New York with retail space on the first floor. Substantially all of the properties securing the multi-family residential and commercial real estate loans are located in the Company’s primary lending area.

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

During the past year, the Company has shifted its emphasis to originate for portfolio more multi-family residential and commercial real estate loans, due to their higher yields and shorter duration. Although some delinquencies have occured with respect to these types of loans in our portfolio, no losses have been incurred over the past several years.

Consumer Lending Activities. We offer various types of consumer loans such as loans secured by deposit accounts and unsecured personal loans. Consumer loans are originated primarily through existing and walk-in customers and direct advertising. At September 30, 2019, $834,000, or 0.1% of the total loan portfolio consisted of consumer loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans. However, consumer loans have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.

Commercial Business Loans. At September 30, 2019, commercial business loans amounted to $19.6 million, or 2.8% of our loan portfolio.

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

Loans to Financial Institutions. At September 30, 2019, we had 1 loan in the amount of $6.0 million to a financial institution.

Leases. The Company purchases small business equipment leases through a relationship with a local lender specializing in originating such loans. These leases are purchased based on the remaining cash flow’s present value on agreed upon yield. This lender provides the servicing for leases purchased.

Loan Approval Procedures and Authority. Our Board of Directors establishes the Bank’s lending policies and procedures. Our various lending policies are reviewed at least annually by our management team and the board in order to consider modifications as a result of market conditions, regulatory changes and other factors.

The Company maintains separate loan approval committees with tiered levels of approval authority. The Management Loan Committee, comprised of the Chief Operating Officer (“COO”), the Chief Lending Officer (“CLO”), the Chief Credit Officer (“CCO”), the Chief Financial Officer (“CFO”), the Compliance Risk Officer (“CRO”) and the Controller has lending approval authority of up to $3.0 million. The next tier in the approval process, with an approval range of $3.0 million to $7.5 million, is the President’s Loan committee, comprised of the Chief Executive Officer (“CEO”) and the COO. All loans in excess of $7.5 million must be presented to the full Board of Directors for approval. All loans submitted to the top two tiers of approval must be recommended for approval by the Management Loan Committee. Single-family residential loans originated for sale into the secondary market are processed through underwriting software and are reviewed for approval by two senior officers in the credit department.

Asset Quality

General. One of our key objectives has been, and continues to be, maintaining a high level of asset quality. In addition to maintaining credit standards for new originations which we believe are prudent, we are proactive in our loan monitoring, collection and workout processes in dealing with delinquent or problem loans. We have also retained an independent, third party to undertake reviews of the credit quality of a random sample of new loans as well as all of our major loans on at least an annual basis.

Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis. These reports include information regarding all loans 30 days or more delinquent as to principal and/or interest and all real estate owned properties and are provided to the Board of Directors. The procedures we take with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We generally send the borrower a written notice of non-payment after the loan is first past due. Our guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, we will attempt to obtain full payment, work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan is not otherwise satisfied, additional letters and telephone calls generally are made. If the loan is still not brought current or satisfied and it becomes necessary for us to take legal action, which typically occurs after a loan is 90 days or more delinquent, we will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by us, becomes real estate owned. Since there has not been a significant increase in recent years in the one-to-four family residential loans that are 90 days past due, the Company was not adversely impacted by any recent government programs related to the foreclosure process.

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

We account for our impaired loans in accordance with generally accepted accounting principles. An impaired loan generally is one for which it is more likely than not, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, construction and land development and commercial business loans are individually evaluated for impairment on at least a quarterly basis by management. All loans classified as substandard as part of the loan review process or due to delinquency status are evaluated for potential impairment. There were $15.5 million of loans evaluated for impairment as of September 30, 2019 (of which $10.7 million is related to one relationship), consisting of $8.7 million of construction and land development loans, $4.2 million of one-to-four family residential loans, $2.0 million of commercial real estate loans and $580,000 of residential investment loans. Although no specific allocations were applied to these loans, there were charge-offs totaling $38,000 during fiscal 2019. As of September 30, 2019, there were twenty-one loans totaling $5.5 million designated as special mention loans consisting of six non-residential real estate loans aggregating $3.7 million and fifteen single-family residential loans aggregating $1.8 million. As of September 30, 2018, there were twenty-six loans totaling $4.7 million designated as special mention loans, consisting of eight non-residential real estate loans aggregating $1.9 million and eighteen single-family residential loans aggregating $2.8 million.

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

We review and classify assets on no less frequently than a quarterly basis and the Board of Directors is provided with reports on our classified and criticized assets. We classify assets in accordance with the management guidelines described above. At September 30, 2019 and 2018, we had no assets classified as “doubtful” or “loss” and $15.5 million and $16.0 million, respectively, of assets classified as “substandard.” In addition, there were $5.5 million and $4.7 million of loans designated as “special mention” as of September 30, 2019 and 2018, respectively.

Delinquent Loans. The following table shows the delinquencies in the loan portfolio as of the dates indicated.

	September 30, 2019				September 30, 2018
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in Thousands)
One- to-four family residential	7	$750	20	$3,246	10	$1,037	32	$2,079
Multi-family residential	-	-	-	-	-	-	-	-
Commercial real estate	-	-	4	1,417	1	722	5	1,454
Construction and land development	-	-	5	8,750	-	-	5	8,750
Commercial business	-	-	-	-	-	-	-	-
Consumer	2	95	-	-	4	116	-	-
Total delinquent loans	9	$845	29	$13,413	15	$1,875	42	$12,283
Delinquent loans to total net loans	0.14%		2.29%		0.31%		2.04%
Delinquent loans to total loans	0.12%		1.89%		0.28%		1.85%

Non-Performing Loans and Real Estate Owned. The following table sets forth information regarding non-performing loans and real estate owned. The Company’s general policy is to cease accruing interest on loans which are 90 days or more past due and to reverse all accrued interest. At September 30, 2019, all of the loans listed as 90 or more days past due in the table above were in non-accrual status. At September 30, 2019, the Company had nine loans aggregating $6.0 million that were classified as TDRs. As of September 30, 2019, five of the TDRs were performing in accordance with their restructured terms and accruing interest. Three of such loans aggregating $4.9 million as of September 30, 2019 were classified as non-performing and are related to one lending relationship. The remaining TDR is on non-accrual and consists of a $432,000 loan secured by a single-family property.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal or interest and real estate owned) at the dates indicated.

	September 30,
	2019		2018		2017		2016		2015
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$3,712	(1)	$3,012	(1)	$5,107	(1)	$4,244	(1)	$3,547	(1)
Multi-family residential	-		-		-		-		-
Commercial real estate	1,473	(1)	1,627	(1)	1,566	(1)	1,346	(1)	1,589	(1)
Construction and land development	8,750	(1)	8,750	(1)	8,724	(1)	10,288	(1)	8,796	(1)
Commercial business	-		-		-		-		-
Consumer	-		-		-		-		-
Total non-accruing loans	13,935		13,389		15,397		15,878		13,932
Accruing loans 90 days or more past due:
One-to-four family residential	-		-		-		-		-
Multi-family residential	-		-		-		-		-
Commercial real estate	-		-		-		-		-
Construction	-		-		-		-		-
Commercial business	-		-		-		-		-
Consumer	-		-		-		-		-
Total accruing loans 90 days or more past due	-		-		-		-		-
Total non-performing loans (2)	13,935		13,389		15,397		15,878		13,932
Real estate owned, net (3)	348		1,026		192		581		869
Total non-performing assets	$14,283		$14,415		$15,589		$16,459		$14,801
Total non-performing loans as a percentage of loans	2.38%		2.22%		2.69%		4.56%		4.21%
Total non-performing loans as a percentage of total assets	1.08%		1.24%		1.71%		2.84%		2.86%
Total non-performing assets as a percentage of total assets	1.11%		1.33%		1.73%		2.94%		3.04%

______________________________________________________

(1) Includes at: (i) September 30, 2019, $5.4 million of TDRs that were classified non-performing consisting of two construction and land development loans in the amount of $4.2 million, one one-to-four family loan in the amount of $432,000 and one commercial real estate loans in the amount of $705,000; (ii) September 30, 2018, $5.5 million of TDRs that were classified non-performing consisting of two construction and land development loans in the amount of $4.2 million, two one-to-four family loans aggregating $606,000 and one commercial real estate loan in the amount of $712,000; (iii) September 30, 2017, $5.7 million of TDRs that were classified non-performing consisting of a $3.6 million construction and land development loan, a $1.4 million one-to-four family loan and five commercial real estate loans aggregating $1.6 million; (iv) September 30, 2016, $5.7 million of TDRs that were classified non-performing consisting of a $3.6 million construction and land development loan, a $1.4 million one-to-four family loan and a $729,000 commercial real estate loan; (v) September 30, 2015, $5.8 million of TDRs that were classified non-performing consisting of a $3.6 million construction and land development loan, a $1.4 million one-to-four family loan and a $737,000 commercial real estate loan.

(2) Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

(3) Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Interest income on non-accrual loans is recognized on the cash basis until either the loan is paid-in full or the Bank determines after a significant payment history has been achieved to warrant the involved loan being classified as a performing loan and being returned to accruing status. There was $123,000 of such interest recognized during fiscal 2019 while there was $85,000, $161,000 and $175,000 of such interest recognized for non-accrual loans for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Approximately $786,000 in additional interest income would have been recognized during the year ended September 30, 2019 if these loans had been performing during fiscal 2019.

At September 30, 2019, the Company’s non-performing assets totaled $14.3 million or 1.1% of total assets as compared to $14.4 million or 1.3% of total assets at September 30, 2018. Non-performing assets at September 30, 2019 included five construction loans aggregating $8.8 million, 22 single-family residential loans aggregating $3.7 million, and five commercial real estate loans aggregating $1.5 million. Non-performing assets at September 30, 2019 also included real estate owned consisting of one single-family residential property with an aggregate carrying value of $348,000. At September 30, 2019, the Company had nine loans aggregating $6.0 million that were classified as TDRs, four of which are included in non-performing assets. Five of the TDRs aggregating $628,000 were performing as of September 30, 2019 in accordance with their restructured terms and were accruing interest. One TDR is on non-accrual and consists of a $432,000 loan secured by a single-family property. The three remaining TDRs totaling $4.9 million are also classified as non-accrual and are part of a borrowing relationship totaling $10.7 million (after taking into account the $1.9 million write-down recognized during fiscal 2017 related to this borrowing relationship). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower. Subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in September 2017. The Bank has moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings.

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

The carrying value of loans is periodically evaluated and the allowance is adjusted accordingly. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments that differ from those of management. Loans acquired from Polonia Bancorp amounted to $160.8 million for which there is no allowance for loan losses because these loans were recorded at fair value upon completion of the merger. A general credit mark of $2.3 million was recorded in connection with completion of the acquisition and is being amortized over 30 years. As of September 30, 2019, our allowance for loan losses of $5.4 million was 0.9% of total loans receivable and 38.7% of non-performing loans.

Charge-offs on loans totaled $38,000 and $137,000 for the years ended September 30, 2019 and 2018, respectively. Management has taken a prudent approach in writing down all substandard loans to the net realizable value of the applicable underlying collateral.

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

The following table shows changes in the allowance for loan losses during the periods presented.

	At or For the Year Ended September 30,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Total loans outstanding at end of period	$708,233	$665,391	$652,607	$351,891	$330,556
Average loans outstanding	587,102	588,493	487,999	327,877	323,398
Allowance for loan losses, beginning of period	5,167	4,466	3,269	2,930	2,424
Provision for loan losses	100	810	2,990	225	735
Charge-offs:
One-to-four family residential	7	114	140	11	384
Multi-family residential and commercial real estate	-	-	-	-	-
Construction and land development	-	12	1,819	-	-
Leases	31	-	-	-	-
Consumer	-	11	16	-	-
Total charge-offs	38	137	1,975	11	384
Recoveries on loans previously charged off	164	28	182	125	155
Allowance for loan losses, end of period	$5,393	$5,167	$4,466	$3,269	$2,930

Allowance for loan losses as a percent of total loans	0.91%	0.85%	0.78%	0.94%	0.93%
Allowance for loan losses as a percent of non-performing loans	38.70%	38.59%	29.01%	20.59%	21.03%
Ratio of net charge-offs during the period to average loans outstanding during the period	-0.02%	0.02%	0.37%	-0.03%	0.07%

The following table shows how the allowance for loan losses is allocated by type of loan at each of the dates indicated.

	September 30,
	2019		2018		2017		2016		2015
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One-to-four family residential	$1,002	38.0%	$1,325	48.8%	$1,241	53.8%	$1,624	66.4%	$1,636	78.4%
Multi-family residential	315	4.3%	347	5.2%	205	3.3%	137	3.5%	66	1.9%
Commercial real estate	1,257	18.1%	1,154	18.0%	1,201	19.6%	859	22.7%	231	7.8%
Construction and land development	2,034	35.8%	1,554	24.1%	1,358	22.2%	318	6.2%	725	11.8%
Commercial business	206	2.8%	187	2.7%	4	0.1%	1	0.0%	-	0.0%
Loans to financial institutions	63	0.8%	64	0.9%	-	0.0%	-	0.0%	-	0.0%
Leases	5	0.1%	18	0.2%	23	0.7%	21	0.9%	-	0.0%
Consumer	13	0.1%	17	0.1%	24	0.3%	10	0.3%	4	0.1%
Unallocated	498	-	501	-	410	-	299	-	268	-
Total allowance for loan losses	$5,393	100.0%	$5,167	100.0%	$4,466	100.0%	$3,269	100.0%	$2,930	100.0%

The aggregate allowance for loan losses increased by $226,000 from September 30, 2018 to September 30, 2019, due to a provision of $100,000, and a net recovery of $126,000 recorded during the period. The aggregate allowance for loan losses increased by $701,000 from September 30, 2017 to September 30, 2018, due to a provision of $810,000, partially offset by a net charge off of $109,000 recorded during the period. Fluctuations in the allowance may occur based on management’s consideration of the known and inherent losses in the loan portfolio that are reasonably estimable as well as current qualitative and quantitative risk factors at the time of the analysis.

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

At September 30, 2019, the investment and mortgage-backed securities portfolio amounted to $581.5 million or 45.1% of total assets at such date. The largest component of the securities portfolio as of September 30, 2019 consisted of mortgage-backed securities which amounted to $375.6 million or 64.6% of the securities portfolio at September 30, 2019. In addition, we invest in corporate debt, state and political subdivisions, U.S Government and agency obligations and to a significantly lesser degree, other securities.

The securities are classified at the time of acquisition as available for sale, held to maturity or trading. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held-to-maturity securities are accounted for based upon the amortized cost of the security. Available-for-sale securities can be sold at any time based upon needs or market conditions. Available-for-sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income. At September 30, 2019, the Company had $68.6 million of investment and mortgage-backed securities classified as held to maturity, $512.8 million of investment and mortgage-backed securities classified as available for sale and no securities classified as trading securities. At September 30, 2019, we had no investments in a single issuer other than securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.

The following table sets forth certain information relating to the investment and mortgage-backed and equity securities portfolios at the dates indicated.

	September 30,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Mortgage-backed securities - U.S. Government agencies	$367,154	$375,818	$199,229	$193,133	$126,459	$125,423
U.S. Government and agency obligations	68,309	68,207	59,062	54,445	59,625	57,840
Corporate debt securities	67,360	69,539	75,622	73,083	34,500	34,400
State and political subdivisions	68,383	68,765	42,652	41,416	20,781	20,842
Total debt securities	571,206	582,329	376,565	362,077	241,365	238,505
Equity securities	6	95	6	37	6	76
Total investment and mortgage-backed securities	$571,212	$582,424	$376,571	$362,114	$241,371	$238,581

The following table sets forth the amortized cost of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2019.

	Amounts at September 30, 2019 Which Mature In
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Years Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield	Total	Weighted Average Yield
	(Dollars in Thousands)
Bonds and other debt securities:
U.S. Government and agency obligations	$-	-	$-	-	$11,000	2.57%	$57,309	2.64%	$68,309	2.63%
Mortgage-backed securities	-	-	838	3.65%	137	3.22%	366,179	3.15%	367,154	3.15%
Corporate debt securities	-	-	17,547	4.60%	49,813	4.04%	-	-	67,360	4.19%
State and political subdivisions	-	-	2,284	2.77%	13,150	2.90%	52,949	3.81%	68,383	3.59%
Total	$-	-	$20,669	4.36%	$74,100	3.62%	$476,437	3.16%	$571,206	3.26%

The following table sets forth the purchases and principal repayments of our mortgage-backed securities at amortized cost during the periods indicated.

	At or For the Year Ended September 30,
	2019	2018	2017
	(Dollars in Thousands)
Mortgage-backed securities at beginning of period	$199,229	$126,459	$97,289
Purchases of mortgage-backed securities available for sale	221,606	98,128	48,212
Sale of mortgage-backed securities available for sale	(33,149)	(4,840)	(5,421)
Maturities and repayments	(22,443)	(20,411)	(13,871)
Amortizations of premiums and discounts, net	1,911	(107)	250
Mortgage-backed securities at end of period	$367,154	$199,229	$126,459
Weighted average yield at end of period	3.15%	2.97%	2.59%

Sources of Funds

General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At September 30, 2019, 31.2% of the funds deposited with the Bank were in core deposits, which are deposits other than certificates of deposit.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Retail deposits are obtained predominantly from the areas where the branch offices are located. We have historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits. The interest rates offered on deposits are competitive in the market place.

The Bank uses traditional means of advertising its deposit products, including broadcast and print media and generally does not solicit deposits from outside its market area.

At September 30, 2019, jumbo cds (certificates of deposit of $100,000 or more) amounted to $408.1 million, of which $345.7 million are scheduled to mature within twelve months subsequent to such date. At September 30, 2019, the weighted average remaining period until maturity of the certificate of deposit accounts was 10.1 months. During fiscal 2019, jumbo cds from government agencies and other financial institutions and brokered deposits, were utilized to fund growth.

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	September 30,
	2019		2018		2017
	Amount	% of Total Deposits	Amount	% of Total Deposits	Amount	% of Total Deposits
	(Dollars in Thousands)
Certificate accounts:
Less than 1.00%	$14,341	1.92%	$57,843	7.38%	$62,523	9.83%
1.00% - 1.99%	180,761	24.25%	264,535	33.73%	294,860	46.36%
2.00% - 2.99%	284,909	38.22%	222,617	28.39%	36,942	5.81%
3.00% - 3.40%	33,172	4.45%	18,825	2.40%	-	0.00%
Total certificate accounts	$513,183	68.84%	$563,820	71.90%	$394,325	62.00%

Transaction accounts:
Savings	$81,874	10.98%	$91,489	11.67%	$101,743	16.00%
Checking:
Non-interest-bearing	15,974	2.14%	13,620	1.74%	9,375	1.47%
Interest-bearing	58,647	7.87%	49,209	6.27%	54,267	8.53%
Money market	75,766	10.16%	66,120	8.43%	76,272	11.99%
Total transaction accounts	$232,261	31.16%	$220,438	28.10%	$241,657	38.00%
Total deposits	$745,444	100.00%	$784,258	100.00%	$635,982	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended September 30,
	2019			2018			2017
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Savings	$88,049	$124	0.14%	$105,665	$66	0.06%	$97,710	$55	0.06%
Interest-bearing checking and money market accounts	125,148	899	0.72%	121,954	247	0.20%	127,172	192	0.15%
Certificate accounts	555,004	12,137	2.19%	454,554	7,073	1.56%	325,824	3,683	1.13%
Total interest-bearing deposits	768,201	$13,160	1.71%	682,173	$7,386	1.08%	550,706	$3,930	0.71%

Non-interest-bearing deposits	15,493			12,416			13,390
Total deposits	$783,694		1.68%	$694,589		1.06%	$564,096		0.70%

The following table shows the deposit cash flows during the periods indicated.

	Year Ended September 30,
	2019	2018	2017
	(In Thousands)
Deposits made	$1,302,749	$894,105	$678,878
Deposits acquired (Polonia Bank)	-	-	172,243
Withdrawals	(1,346,326)	(749,331)	(606,984)
Interest credited	4,763	3,502	2,644
Total (decrease) increase in deposits	$(38,814)	$148,276	$246,781

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at September 30, 2019.

	Maturing in the 12 Months Ending September 30,
Certificates of Deposit	2020	2021	2022	Thereafter	Total
	(In Thousands)
Less than 1.00%	$13,356	$985	$-	$-	$14,341
1.00% - 1.99%	157,408	11,772	7,115	4,466	180,761
2.00% - 2.99%	234,562	16,321	24,118	9,908	284,909
3.00% - 3.40%	344	1,604	880	30,344	33,172
Total certificate accounts	$405,670	$30,682	$32,113	$44,718	$513,183

The following tables show the maturities of our certificates of deposit of $100,000 or more at September 30, 2019, by time remaining to maturity.

		Weighted
Quarter Ending:	Amount	Avg Rate
	(Dollars in Thousands)
December 31, 2019	$209,557	2.11%
March 31, 2020	54,893	2.19%
June 30, 2020	50,517	2.17%
September 30, 2020	30,727	2.07%
After September 30, 2020	62,410	2.48%
Total certificates of deposit with balances of $100,000 or more	$408,104	2.18%

Borrowings. From time to time we utilize advances from the FHLB of Pittsburgh as an alternative to retail deposits to fund the operations as part of the operating and liquidity strategy. See “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. These FHLB advances are collateralized primarily by certain mortgage loans and mortgage-backed securities and secondarily by an investment in capital stock of the FHLB of Pittsburgh. There are no specific credit covenants associated with these borrowings. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Pittsburgh will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB of Pittsburgh. At September 30, 2019, the Company had $376.9 million in outstanding advances with the FHLB, and in addition had the ability to obtain additional advances in the amount of $193.3 million. The Bank utilized the FHLB advances to fund an investment leverage strategy along with funding growth in the loan and investment portfolios.

The following table shows certain information regarding short-term borrowings (one year or less) at or for the dates indicated:

	At or For the Year Ended September 30,
	2019	2018	2017
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$31,158	$18,933	$21,784
Maximum amount outstanding at any month-end during the period	90,000	30,200	35,000
Balance outstanding at end of period	90,000	10,000	20,000
Average interest rate during the period	2.53%	1.81%	1.31%
Weighted average interest rate at end of period	2.32%	2.31%	0.84%

The following table shows certain information regarding long-term borrowings at or for the dates indicated:

Lomg-term FHLB advances:	Maturity Range		Weighted Average	Stated Interest Rate Range		At September 30,
Description	from	to	Interest Rate	from	to	2019	2018
						(Dollars in Thousands)
Fixed Rate - Advances	9-Oct-19	21-May-24	2.56%	1.38%	3.23%	$256,654	$99,358
Fixed Rate - Amortizing	18-Nov-19	15-Aug-23	2.76%	1.53%	3.11%	30,250	45,325
Total						$286,904	$144,683

Subsidiaries

The Company has only one direct subsidiary: Prudential Bank. The Bank’s sole subsidiary as of September 30, 2019 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered corporation established to hold investment securities. As of September 30, 2019, PSB had assets of $167.7 million primarily consisting of mortgage-backed and investment securities. We may consider the establishment of one or more additional subsidiaries in the future.

Employees

At September 30, 2019, we had 87 full-time employees, and one part-time employee. None of such employees are represented by a collective bargaining group, and we believe that the Company’s relationship with its employees is good.

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

The common stock of Prudential Bancorp is registered with the SEC under the Securities Exchange Act of 1934. Prudential Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. Prudential Bancorp’s common stock is listed on the Nasdaq Global Market under the symbol “PBIP.” The Nasdaq Stock Market listing requirements impose additional requirements on us, including, among other things, rules relating to corporate governance and the composition and independence of our Board of Directors and various committees of the Board, such as the audit committee.

Certain of the regulatory requirements that are applicable to the Bank and Prudential Bancorp are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Bank and Prudential Bancorp and is qualified in its entirety by reference to the actual statutes and regulations.

2018 Regulatory Reform

In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “2018 Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). While the 2018 Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory relief for community banks such as the Bank.

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

It is difficult at this time to predict how the new standards under the 2018 Act will ultimately affect the Bank or what specific impact the 2018 Act and the recently promulgated implementing rules and regulations will have on community banks.

2010 Regulatory Reform

On July 21, 2010, the President signed the Dodd-Frank Act into law. The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The law also established an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the law that may affect the Bank and Prudential Bancorp.

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

The Dodd Frank Act raises the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% and requires the FDIC to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions). In March 2016, the FDIC adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%. The reserve ratio reached 1.15% effective as of June 30, 2016. This surcharge period became effective July 1, 2016 and ended on September 30, 2018 when the reserve ratio reached 1.36%. Small institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits will apply to reduce regular assessments by 2.0 basis points for quarters when the reserve ratio is at least 1.38%. As of June 30, 2019 the reserve ratio reached 1.40% and small bank assessment credits were applied to FDIC insurance invoices. The Bank received a credit of $216,000.

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

Recent Regulatory Capital Regulations. In July of 2013 the respective U.S. federal banking agencies issued final rules implementing Basel III and the Dodd-Frank Act capital requirements to be fully-phased in on a global basis on January 1, 2019. The new regulations establish a new tangible common equity capital requirement, increase the minimum requirement for the current Tier 1 risk-weighted asset (“RWA”) ratio, phase out certain kinds of intangibles treated as capital and certain types of instruments and change the risk weightings of certain assets used to determine required capital ratios. The new common equity Tier 1 capital component requires capital of the highest quality – predominantly composed of retained earnings and common stock instruments. For community banks, such as the Bank, the new capital rules required a common equity Tier 1 capital ratio of 4.5% and also increased the minimum Tier 1 capital ratio from 4.0% to 6.0%. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer that became fully phased in as of January 1, 2019. The new rules also increase the risk weights for several categories of assets, including an increase from 100% to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures. The new capital rules maintain the general structure of the prompt corrective action rules (described below), but incorporate the new common equity Tier 1 capital requirement and the increased Tier 1 RWA requirement into the prompt corrective action framework.

Effective January 1, 2020, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (the “CBLR”) requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios. The CBLR is equal to Tier 1 capital divided by average total consolidated assets. In order to qualify for the CBLR election, a community bank must (i) have a leverage capital ratio greater than 9 percent, (2) have less than $10 billion in average total consolidated assets, (3) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities and (4) not be an advanced approaches banking organization. A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be “well capitalized” under the prompt corrective action rules.

Regulatory Capital Requirements. Unless a community bank qualifies and elects to comply with the CBLR beginning on January 1, 2020, federally insured state-chartered non-member banks and savings banks are required to maintain the minimum levels of regulatory capital described below. Current FDIC capital standards require these institutions to satisfy a common equity Tier 1 capital requirement, a leverage capital requirement and a risk-based capital requirement. The common equity Tier 1 capital component generally consists of retained earnings and common stock instruments and must equal at least 4.5% of risk-weighted assets. Leverage capital, also known as “core” capital, must equal at least 3.0% of adjusted total assets for the most highly rated state-chartered non-member banks and savings banks. Core capital generally consists of common stockholders’ equity (including retained earnings). An additional cushion of at least 100 basis points is required for all other non-member banks and savings banks, which effectively increases their minimum Tier 1 leverage ratio to 4.0% or more. Under the FDIC’s regulations, the most highly-rated banks are those that the FDIC determines are strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Under the risk-based capital requirement, “total” capital (a combination of core and “supplementary” capital) must equal at least 8.0% of “risk-weighted” assets. The FDIC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

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

At September 30, 2019, the Bank exceeded all of its regulatory capital requirements, with Tier 1, Tier 1 common equity, Tier 1 (to risk-weighted assets) and total risk-based capital ratios of 10.49%, 18.10%, 18.10% and 18.94%, respectively.

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

Department Capital Requirements. The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At September 30, 2019, the Bank’s capital ratios exceeded each of its capital requirements.

Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations(and does not take into account the potential determination to elect to use the CBLR.

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

At September 30, 2019, the Bank was deemed to be a “well capitalized” institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth the Company and the Bank’s capital position relative to its respective regulatory capital requirements at September 30, 2019.

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes(1)		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Tier 1 capital (to average assets)
Company	$131,859	10.89%	N/A	N/A	N/A	N/A
Bank	129,486	10.49	$49,386	4.00%	$61,732	5.0%
Tier 1 Common (to risk-weighted assets)
Company	131,859	18.43	N/A	N/A	N/A	N/A
Bank	129,486	18.10	32,190	4.5	46,497	6.5
Tier 1 capital (to risk-weighted assets)
Company	131,859	18.43	N/A	N/A	N/A	N/A
Bank	129,486	18.10	42,920	6.0	57,227	8.0
Total capital (to risk-weighted assets)
Company	137,842	19.27	N/A	N/A	N/A	N/A
Bank	135,469	18.94	57,227	8.0	71,534	10.0

(1)   The Company is not subject to the regulatory capital ratios imposed by Basel III on bank holding companies because the Company was deemed to be a small bank holding company as of September 30, 2019.

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

In January 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged. The comment period ended in February 2010. As of September 30, 2019, a final rule has not been adopted.

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At September 30, 2019, the Bank was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Department. At September 30, 2019, the Bank was in compliance with these reserve requirements.

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

Regulatory Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board’s capital adequacy guidelines for bank holding company, on a consolidated basis, are similar to those imposed on the Bank by the FDIC. See “-Regulation of Prudential Savings Bank - Capital Requirements.” Moreover, certain of the bank holding company capital requirements promulgated by the Federal Reserve Board in 2013 became effective as of January 1, 2016. Those requirements establish four minimum capital ratios that Prudential Bancorp had to comply with as of that date as set forth in the table below. However, in May 2016, amendments to the Federal Reserve Board’s SBHC Policy became effective which increased the asset threshold to qualify to utilize the provisions of the SBHC Policy from $500 million to $1.0 billion. Subsequently, as part of the 2018 Act, the threshold was increased to $3.0 billion. Bank holding companies which are subject to the SBHC Policy are not subject to compliance with the regulatory capital requirements set forth in the table below until they exceed $3.0 billion in assets. As a consequence, as of September 30, 2019, Prudential Bancorp was not required to comply with the requirements set forth below until such time that its consolidated total assets exceed $3.0 billion or the Federal Reserve Board determines that Prudential Bancorp is no longer deemed to be a small bank holding company. However, if Prudential Bancorp had been subject to the requirements, it would have been in compliance with such requirements.

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

Volcker Rule Regulations. Regulations adopted by the federal banking agencies to implement the provisions of the Dodd-Frank Act commonly referred to as the Volcker Rule became effective on April 1, 2015 with full compliance being phased in over a period ending on July 21, 2016. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Recently promulgated federal regulations exclude from the Volcker Rule restrictions community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of five percent or less of total consolidated assets. Prudential Bancorp qualifies for the exclusion from the Volcker Rule restrictions.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of an insured financial institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the insured financial institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the insured financial institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by an insured financial institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 2019, the Bank was in compliance with the above restrictions.

TAXATION

Federal Taxation

General. Prudential Bancorp and the Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. During fiscal 2019, the Internal Revenue Service had concluded an audit of the Company’s tax returns for the year ended September 30, 2015 and no adverse findings were noted. The federal and state income tax returns for taxable years through September 30, 2015 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

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

At September 30, 2019, the total federal pre-1988 reserve was approximately $6.6 million. The reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provisions have been made.

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

State and Local Taxation

Pennsylvania Taxation. Prudential Bancorp is subject to the Pennsylvania Corporate Net Income Tax and the Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2019 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.50%. The Mutual Thrift Institutions Tax exempts Prudential Savings from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

Item 1A. Risk Factors

In analyzing whether to make or to continue on investment in our securities, investors should consider, among other factors, the following risk factors.

Our non-performing assets expose us to increased risk of loss.

At September 30, 2019, we had total non-performing assets of $14.3 million, or 1.11% of total assets as compared to $14.4 million or 1.33% of total assets as of September 30, 2018. Our non-performing assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans and no interest income is recognized until the loan is performing and the financial condition of the borrower supports recording interest income on a cash basis. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of the Bank. Finally, if our estimate of the allowance for loan losses is inaccurate, we will have to increase the allowance accordingly. At September 30, 2019, our allowance for loan losses amounted to $5.4 million, or 0.9% of total loans and 38.7% of non-performing loans, compared to $5.2 million, or 0.9% of total loans and 38.6% of non-performing loans at September 30, 2018.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings

When we loan money, we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to pay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. Weakness in the national economy and the economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions, resulting in the increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary banking regulators, the Department and the FDIC, as part of their examination process, which may result in the establishment of an additional provision based upon the judgment of such agencies after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 0.9% of total loans and 38.7% of non-performing loans at September 30, 2019. Our allowance for loan losses at September 30, 2019 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require an increased provision to replenish the allowance, which would negatively affect earnings.

Our existing residential mortgage loans exposes us to lending risks, and the geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

At September 30, 2019, $268.8 million, or 38.0% of our loan portfolio, was secured by one-to-four family real estate. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in our local housing market that occurred in the recent past in many cases reduced the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Real estate values are affected by various factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies and natural disasters. Future weakness in economic conditions also could result in reduced loan demand and a decline in loan originations. In particular, a significant decline in real estate values would likely lead to a decrease in new construction, commercial real estate and residential mortgage loan originations and increased delinquencies and defaults in our real estate loan portfolio.

Our increased emphasis on originating construction and land development and commercial real estate loans may expose us to increased lending risks.

At September 30, 2019, $253.4 million, or 35.8%, of our loan portfolio consisted of construction and land development loans, and $128.5 million, or 18.1%, of our loan portfolio consisted of commercial real estate loans. Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied residential real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. Likewise, commercial real estate loans generally expose a lender to a greater risk of loss than one-to-four family residential loans. Repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the property or business to cover operating expenses and debt service. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Changes in economic conditions that are out of the control of the borrower and lender could impact the value of the security for the loan, the future cash flow of the involved property, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. Additionally, any decline in real estate values may be more pronounced with respect to commercial real estate properties than residential properties. Also, many of construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

In recent periods, the majority of our non-performing assets have related to construction loans. At September 30, 2019, five construction loans aggregating $8.7 million were considered non-performing and on non-accrual status. All of these construction loans were related to one lending relationship consisting of nine loans with a total principal balance outstanding of $10.7 million, all of which were deemed non-performing as of such date.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the FDIC, the FRB and the Office of the Comptroller of the Currency (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of commercial real estate and multi-family loans represents 304.5% of the Bank’s total risk-based capital at September 30, 2019.

In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the Agencies, among other things, indicate the intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FDIC, our primary federal banking regulator, were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, for reasons noted above or otherwise, our earnings would be adversely affected.

We have a high concentration of loans secured by real estate in our market area; adverse economic conditions in our market area have adversely affected, and may continue to adversely affect, our financial condition and result of operations

Substantially all of our loans are to individuals, businesses and real estate developers located in Pennsylvania, New Jersey, New York and Delaware and our business depends significantly on general economic conditions in these market areas. Severe declines in housing prices and property values have been particularly acute in our primary market areas in recent years. A deterioration in economic conditions or a prolonged weakness in the economic recovery in our primary market areas could result in the following consequences, any of which could have a material adverse effect on our business:

•	Loan delinquencies may increase;
•	Problem assets and foreclosures may increase;
•	Demand for our products and services may decline;
•	The carrying value of our other real estate owned may decline; and
•	Collateral for loans made by us, especially real estate, may continue to decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans.

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

Our results of operations are substantially dependent on our net interest income. At September 30, 2019, $631.9 million or 49.0 % of our assets was invested in investment securities, certificates of deposit, cash and amounts due from banks. These investments yield substantially less than the loans we hold in our portfolio. The weighted average yield on such assets for the year ended September 30, 2019 was 3.22% as compared to 4.55% for loans. Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets consisted of loans. In addition, at September 30, 2019, $512.8 million, or 88.2% of our investment securities, are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the material size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.

While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest margin and net interest income, we may not be able to increase originations of loans that are acceptable to us.

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

Higher interest rates would hurt our profitability

Management is unable to predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, unemployment, monetary policy, domestic and international disorder and instability in domestic and foreign financial markets, and investor and consumer demand. Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of single-family residential loans) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits). The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board (the “FOMC”), and market interest rates. The FOMC lowered the federal funds rate three times to date in 2019.

A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates (or, if adjustable, are initially fixed for periods of five to 10 years) and longer terms than our deposits and borrowings. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. As a result of our historical focus on the origination of one-to-four family residential mortgage loans, which focus has been emphasized in recent years due to asset quality issues experienced by our construction and land development lending activities, the majority of our loans have fixed interest rates. In addition, a large percentage of our investment securities and mortgage-backed securities have fixed interest rates and are classified as held to maturity. As is the case with many banks and savings institutions, our emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our assets. As of September 30, 2019, 32.0% of our loan portfolio had maturities of 10 years or more. Furthermore, at such date, $250.8 million or 42.2% of the loans due after September 30, 2019 bear adjustable interest rates. At September 30, 2019, 31.2% of our deposits had no stated maturity date and 54.4% consisted of certificates of deposit with maturities of one year or less. This imbalance can create significant earnings volatility because interest rates change over time and are currently at historical low levels. As interest rates increase, our cost of funds will increase more rapidly than the yields on the bulk of our interest-earning assets. In addition, the market value of our fixed-rate assets for example, our investment and mortgage-backed securities portfolios, would decline if interest rates increase. For example, we estimate that as of September 30, 2019, a 200 basis point increase in interest rates would have resulted in our net portfolio value declining by approximately $26.6 million or 1.5%. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts.

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

The Dodd-Frank Act is significantly changing the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations. It will be some time before the full effect of the Dodd-Frank Act and the regulations thereunder can be assessed.

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

The final rule includes new minimum risk-based capital and leverage ratios, which were effective for us on January 1, 2016, and refines the definition of what constitutes “capital” for calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. Prudential Savings elected to opt out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating its regulatory capital requirements. The final rule also establishes a “capital conservation buffer” of 2.5%. As a result, the Banks minimum capital ratios are as follows: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began being phased-in January 2016 at 0.625% of risk-weighted assets and become fully phased in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. We are in compliance with these requirements as of September 30, 2019.

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

We are a community bank and our ability to maintain our reputation is critical to the success of our business.

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

Strong competition within our market area could hurt our profits and slow growth.

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

The fair value of our investment securities can fluctuate due to market conditions outside of our control.

As of September 30, 2019, the fair value of our investment securities portfolio was approximately $582.4 million. We have historically taken a conservative investment strategy, with concentrations of securities that are backed by government sponsored enterprises. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

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

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for the Bank for our fiscal year beginning on October 1, 2023. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which we expect may require us to increase our allowance for loan losses, and to greatly increase the data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on our financial condition and results of operations.

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

We may be required to transition from the use of the LIBOR interest rate index in the future.

We have certain FHLB advances, brokered deposits, loans and investment securities indexed to LIBOR to calculate the loan interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently conduct business from our main office and nine banking offices. On January 1, 2017, the Company completed its acquisition of Polonia Bancorp and Polonia Bank, Polonia Bancorp’s wholly owned subsidiary. The acquisition added five banking offices to our existing properties. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at September 30, 2019.

		Date of Lease	Net Book Value of Property and Leasehold	Amount of
Description/Address	Leased/Owned	Expiration	Improvements	Deposits
			(In Thousands)
Main Office	Owned	N/A	$134	$486,793
1834 West Oregon Avenue
Philadelphia, PA 19145

Huntingdon Valley Executive Office	Owned	N/A	3,024	35,454
3993 Huntingdon Pike
Huntingdon Valley, PA 19006

Broad Street Financial Center	Owned	N/A	170	49,112
1722 South Broad Street
Philadelphia, PA 19145

Pennsport Financial Center	Owned	N/A	16	36,853
238A Moore Street
Philadelphia, PA 19148

Drexel Hill Financial Center	Leased	Sep-21	23	25,646
1270 Township Line Road
Drexel Hill, PA 19026

Center City Financial Center	Leased	Oct-22	97	14,324
1500 JFk Boulevard
Philadelphia, PA 19103

Alleghney Financial Center	Owned	N/A	803	43,668
2644-56 E Alleghney Avenue
Philadelphia, PA 19134

Spring Garden Financial Center	Owned	N/A	1,417	25,048
2133-35 Spring Garden Street
Philadelphia, PA 19130

Richmond Financial Center	Owned	N/A	213	4,873
4800 Richmond Street
Philadelphia, PA 19137

Frankford Financial Center	Owned	N/A	398	23,673
8000 Frankford Avenue
Philadelphia, PA 19136

Total			$6,295	$745,444

Item 3. Legal Proceedings

On March 31, 2016, Island View Properties, Inc. t/a Island View Crossing II and Renato J. Gualtieri (“Plaintiffs”) filed a complaint against the Bank in the Court of Common Pleas of Philadelphia County (the “CCP Action”) asserting, among other things, that the Bank breached various loan agreements and related agreements for a development known as Island View Crossing. In its complaint, Plaintiffs seek the amount of $27 million. The Company filed objections to the complaint seeking to dismiss significant portions of Plaintiffs’ claims. On August 31, 2016, the Court dismissed the majority of the claims. After that order, the Company filed an answer denying Plaintiffs’ claims as well as a counterclaim seeking damages for failure to pay the outstanding loans and not completing the project. Discovery was ongoing and a trial was scheduled for October 2, 2017. On June 30, 2017, Plaintiff Island View Crossing II filed a Chapter 11 bankruptcy and on or about July 18, 2017, the Bank removed the CCP Action to bankruptcy court (the “Removed Action”).

Within the bankruptcy, Island View Crossing II, as the debtor and the Chapter 11 Trustee, filed a separate adversary proceeding against the Bank seeking to avoid certain collateral mortgages made by Island View as well as seeking to avoid certain loans made to Island View Crossing II including, but not limited to, a $1.4 million loan and a $5.5 million loan. The complaint was filed on or about December 3, 2018 and that action was ultimately consolidated with the Removed Action.

Currently, the parties are proceeding through the discovery phase of litigation. Fact discovery is scheduled to close on or about January 31, 2019. A pretrial conference is currently scheduled for June 3, 2020. Given the stage of the case and the continuing discovery, we are unable to determine the likelihood of an unfavorable outcome at this time. The Bank, however, intends to vigorously defend against all claims.

On June 30, 2017, Calnshire Estates filed a voluntary petition for relief under Chapter 11 of the United States bankruptcy code. On or about December 18, 2017, the bankruptcy court converted the matter from a Chapter 11 to a Chapter 7 proceeding. On December 20, 2017, the Court appointed Bonnie Finkel as the Chapter 7 Trustee for the bankruptcy estate.

On or about June 28, 2019, the Trustee filed an adversary proceeding against the Bank in the bankruptcy court seeking, among other things, a declaratory judgment that certain obligations of Calnshire Estates to Prudential are null and void. The Trustee also asserted various causes of action for breach of contract, breach of fiduciary duty and equitable subordination.

On August 26, 2019, the Bank filed a motion to dismiss a number of the claims filed by the Trustee. Dates for discovery and any potential trial have not been set by the bankruptcy court. Given the relatively early stages of the case, we are unable to determine the likelihood of an unfavorable outcome at this time. The Bank intends to vigorously defend against the claim.

On June 30, 2017, Steeple Run filed a voluntary petition for relief under Chapter 11 of the United States bankruptcy code. On or about December 18, 2017, the bankruptcy court converted the matter from a Chapter 11 to a Chapter 7 proceeding. On December 20, 2017, the Court appointed Bonnie Finkel as the Chapter 7 Trustee for the bankruptcy estate.

On or about June 28, 2019, the Trustee filed an adversary proceeding against the Bank in bankruptcy court asserting, among other things, various causes of action for breach of contract, breach of fiduciary duty and equitable subordination in connection with a loan agreement.

On August 26, 2019, the Bank filed a motion to dismiss a number of the claims filed by the Trustee. Dates for discovery and any potential trial have not been set by the bankruptcy court. Given the relatively early stage of the case, we are unable to determine the likelihood of an unfavorable outcome at this time. The Bank intends to vigorously defend against the claim.

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

(a)       Our common stock is traded on the NASDAQ Global Market (NASDAQ) under the symbol “PBIP”. At December 1, 2019, there were approximately 367 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms and banks.

The following table shows the quarterly high and low trading prices of our stock, reported on the NASDAQ Stock Market, and the amount of cash dividends declared per share for each of the quarters in fiscal 2019 and 2018:

	Stock Price		Cash dividends
Quarter ended:	High	Low	per share
September 30, 2019	$18.80	$15.21	$0.05
June 30, 2019	19.57	16.39	0.50
March 31, 2019	18.54	16.34	0.05
December 31, 2018	18.15	13.92	0.05

	Stock Price		Cash dividends
Quarter ended :	High	Low	per share
September 30, 2018	$19.84	$16.84	$0.40
June 30, 2018	19.87	16.86	0.05
March 31, 2018	18.75	16.04	0.05
December 31, 2017	18.96	17.23	0.20

(b)	Not applicable

(c)	The Company’s repurchases of equity shares for the fourth quarter of fiscal year 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (1)
July 1 - 31, 2019	-	$-	-	833,000
August 1 - 31, 2019	-	$-	-	833,000
September 1 - 30, 2019	-	$-	-	833,000
	-

(1)	On November 19, 2018, the Company announced that the Board of Directors had approved a third stock repurchase program authorizing the Company to repurchase up to 900,000 shares of common stock, approximately 10% of the Company’s then outstanding shares, upon completion of the second repurchase program.

Item 6.	Selected Financial Data

Set forth below is selected financial and other data of Prudential Bancorp. Reference is made to the consolidated financial statements and related notes contained in Item 8 which provide additional information.

	At September 30,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Selected Financial and Other Data:
Total assets	$1,289,434	1,081,170	$899,540	$559,480	$487,189
Cash and cash equivalents	47,968	48,171	27,903	12,440	11,272
Investment and mortgage-backed securities:
Held-to-maturity	68,635	59,852	61,284	39,971	66,384
Available-for-sale	512,822	306,187	178,402	138,694	77,483
Loans receivable, net	585,456	602,932	571,343	344,948	312,633
Deposits	745,444	784,258	635,982	389,201	365,074
FHLB advances	376,904	154,683	114,318	50,638	-
Non-performing loans	13,936	13,389	15,397	15,878	13,932
Non-performing assets	14,284	14,415	15,589	16,459	14,801
Total stockholders’ equity, substantially restricted	139,611	128,409	136,179	114,002	117,001
Banking offices	10	10	11	6	7

	Year Ended September 30,
	2019	2018	2017	2016	2015
	(Dollars in Thousands, except per share data)
Selected Operating Data:
Total interest income	$44,040	$34,851	$26,343	$17,483	$16,680
Total interest expense	19,289	10,137	5,266	3,326	3,430
Net interest income	24,751	24,714	21,077	14,157	13,250
Provision for loan losses	100	810	2,990	225	735
Net interest income after provision for loan losses	24,651	23,904	18,087	13,932	12,515
Total non-interest income	3,094	2,500	2,198	1,337	3,008
Total non-interest expense	16,270	15,639	16,566	11,290	13,175
Income before income taxes	11,475	10,765	3,719	3,979	2,348
Income tax expense	1,945	3,701	941	1,259	116
Net income	$9,530	$7,064	$2,778	$2,720	$2,232
Basic earnings per share	$1.09	$0.80	$0.33	$0.37	$0.27
Diluted earnings per share	$1.07	$0.78	$0.32	$0.36	$0.27
Dividends paid per common share	$0.65	$0.70	$0.12	$0.12	$0.27
Selected Operating Ratios(1):
Average yield earned on interest-earning assets	3.92%	3.77%	3.65%	3.40%	3.38%
Average rate paid on interest-bearing liabilities	1.91	1.23	0.82	0.80	0.90
Average interest rate spread(2)	2.01	2.55	2.83	2.60	2.49
Net interest margin(2)	2.20	2.68	2.92	2.75	2.69
Average interest-earning assets to average interest-bearing liabilities	111.46	111.81	111.83	124.28	128.72
Net interest income after provision for loan losses to non-interest expense	151.51	152.85	109.18	123.40	94.99
Total non-interest expense to total average assets	1.38	1.60	2.10	2.11	3.42
Efficiency ratio(3)	58.43	57.47	71.18	72.87	81.04
Return on average assets	0.81	0.72	0.35	0.51	0.58
Return on average equity	7.06	5.45	2.16	2.36	2.37
Average equity to average total assets	11.47	13.28	16.31	21.55	24.39

(Footnotes on next page)

	At or For the Year Ended September 30,
	2019	2018	2017	2016	2015
Asset Quality Ratios(4):
Non-performing loans as a percent of total loans receivable(5)	2.38%	2.22%	2.69%	4.56%	4.21%
Non-performing assets as a percent of total assets(5)	1.11	1.33	1.73	2.94	3.04
Allowance for loan losses as a percent of non-performing loans	38.70	38.59	29.01	20.59	21.03
Allowance for loan losses as a percent of total loans	0.91	0.85	0.78	0.94	0.93
Net charge-offs to average loans receivable	(0.02)	0.02	0.37	-0.03	0.07

Capital Ratios(4) (6):
Tier 1 leverage ratio
Company	10.89%	12.51%	14.81%	20.41%	23.73%
Bank	10.49	11.86	13.59	18.15	19.50

Tier 1 common risk-based capital ratio
Company	18.43	19.74	23.94	38.57	50.63
Bank	18.10	18.73	21.97	34.36	41.66

Tier 1 risk-based capital ratio
Company	18.43	19.74	23.94	38.57	50.63
Bank	18.10	18.73	21.97	34.36	41.65

Total risk-based capital ratio
Company	19.27	20.58	24.83	39.70	51.98
Bank	18.94	19.56	22.86	35.49	43.00

(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

(2)	Average interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.

(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.

(5)	Non-performing assets generally consist of all loans on non-accrual, loans which are 90 days or more past due as to principal or interest, and real estate acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure. Non-performing assets and non-performing loans also include loans classified as TDRs due to being recently restructured and placed on non-accrual in connection with such restructuring. The TDRs in most cases are performing in accordance with their restructured terms. It is the Company’s policy to cease accruing interest on all loans which are 90 days or more past due as to interest and/or principal.

(6)	The Company is not subject to the regulatory capital ratios imposed by Basel III on bank holding companies because the Company is deemed to be a small bank holding company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

At September 30, 2019, we had total assets of $1.3 billion, including net loans of $585.5 million and $581.5 million of investment and mortgage-backed securities, total deposits of $745.4 million and total stockholders’ equity of $139.6 million.

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

Management monitors its allowance for loan losses at least quarterly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends.  In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

•	Levels of past due, classified, criticized and non-accrual loans, TDRs and loan modifications;
•	Nature and volume of loans;
•	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries and for commercial loans, the level of loans being approved with exceptions to lending policy;
•	Experience, ability and depth of management and staff;
•	National and local economic and business conditions, including various market segments;
•	Quality of the Company’s loan review system and degree of Board oversight;
•	Concentrations of credit and changes in levels of such concentrations; and
•	Effect of external factors on the level of estimated credit losses in the current portfolio.

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

Investment and Mortgage-Backed Securities Available for Sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of September 30, 2019 or 2018.

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

Derivative Financial Instruments, Contractual Obligations and Other Off Balance Sheet Arrangements

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

Commitments

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2019.

	Total	Amount of Commitment Expiration - Per Period
	Amounts	Less than	1-3	3-5	After 5
	Committed	1 Year	Years	Years	Years
	(In Thousands)
Letters of credit	$1,525	$1,334	$191	$-	$-
Lines of credit	37,455	3,740	2,591	18,533	12,591
Undisbursed portions of loans in process	114,528	40,739	54,733	5,896	13,160
Commitments to originate loans	32,413	27,228	5,185	-	-
Total commitments	$185,921	$73,041	$62,700	$24,429	$25,751

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at September 30, 2019.

		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$513,183	$405,676	$62,789	$44,718	$-
Advances from FHLB	286,904	12,540	104,436	169,928	-
Total long-term debt	800,087	418,216	167,225	214,646	-
Short-term borrowings, FHLB	90,000	90,000	-	-	-
Advances from borrowers for taxes and insurance	2,332	2,332	-	-	-
Operating lease obligations	2,043	250	509	523	761
Total contractual obligations	$894,462	$510,798	$167,734	$215,169	$761

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

	Year Ended September 30,
	2019			2018			2017
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities (1)	$191,214	$6,822	3.57%	$155,154	$4,862	3.23%	$60,094	$2,004	3.52%
Mortgage-backed securities	300,318	9,561	3.18%	153,056	4,078	2.66%	151,430	3,963	2.62%
Loans receivable (2)	587,102	26,736	4.55%	588,493	25,367	4.31%	487,999	20,107	4.12%
Other interest-earning assets	45,895	921	2.01%	26,963	544	2.02%	22,361	269	1.20%
Total interest-earning assets	1,124,529	44,040	3.92%	923,666	34,851	3.77%	721,884	26,343	3.65%
Non-interest-earning assets	51,811			51,683			65,485
Total assets	$1,176,340			$975,349			$787,369
Interest-bearing liabilities:
Savings accounts	$88,049	$124	0.14%	$105,665	$66	0.06%	$97,710	$51	0.05%
Checking and money market accounts	125,148	899	0.72%	121,954	247	0.20%	127,172	197	0.15%
Certificate accounts	555,004	12,137	2.19%	454,554	7,073	1.56%	325,824	3,682	1.13%
Total deposits	768,201	13,160	1.71%	682,173	7,386	1.08%	550,706	3,930	0.71%
FHLB advances	240,739	6,130	2.55%	143,913	2,751	1.91%	94,816	1,336	1.41%
Total interest-bearing liabilities	1,008,940	19,290	1.91%	826,086	10,137	1.23%	645,522	5,266	0.82%
Non-interest-bearing liabilities	32,443			19,702			13,390
Total liabilities	1,041,383			845,788			658,912
Stockholders' equity	134,957			129,561			128,457
Total liabilities and stockholders' equity	$1,176,340			$975,349			$787,369
Net interest-earning assets	$115,589			$97,580			$76,362
Net interest income, interest rate spread		$24,750	2.00		$24,714	2.55%		$21,077	2.83%
Net interest margin (3)			2.20%			2.68%			2.92%
Average interest-earning assets to average interest-bearing liabilities			111.46%			111.81%			111.83%

(1)	Tax-exempt yields have been adjusted to a tax-equivalent basis.
(2)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

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

	2019 vs. 2018				2018 vs. 2017
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total Increase (Decrease)	Rate	Volume	Rate/ Volume	Total Increase (Decrease)
	(In Thousands)
Interest income:
Investment securities	$518	$1,166	$275	$1,959	$(175)	$3,351	$(318)	$2,858
Mortgage-backed securities	795	3,924	765	5,484	72	43	1	116
Loans receivable, net	1,432	(60)	(3)	1,369	928	4,141	191	5,260
Other interest-earning assets	(3)	382	(2)	377	182	55	37	274
Total interest income	2,742	5,412	1,035	9,189	1,007	7,590	(89)	8,508
Interest expense:
Savings accounts	87	(12)	(17)	58	5	5	-	10
Checking and money market accounts (interest-bearing and non-interest bearing)	612	11	28	651	65	(7)	(3)	55
Certificate accounts	2,868	1,564	633	5,065	1,388	1,455	548	3,391
Total deposits	3,567	1,563	644	5,774	1,458	1,453	545	3,456
FHLB advances	913	1,851	615	3,379	476	692	247	1,415
Total interest expense	4,480	3,414	1,259	9,153	1,934	2,145	792	4,871
Increase (decrease) in net interest income	$(1,738)	$1,998	$(224)	$36	$(927)	$5,445	$(881)	$3,637

Comparison of Financial Condition at September 30, 2019 and September 30, 2018

At September 30, 2019, the Company had total assets of $1.3 billion, as compared to $1.1 billion at September 30, 2018, an increase of $208.0 million or 19.2%. At September 30, 2019, the investment portfolio had increased by $215.5 million to $581.5 million as compared to $366.0 million at September 30, 2018 primarily as a result of the purchase of U.S. Government agency issued mortgage-backed securities. Net loans receivable decreased slightly by $17.4 million to $585.5 million at September 30, 2019 from $602.9 million at September 30, 2018 as competition for quality loans remained intense. Commercial real estate and construction and land development loan balances increased in the aggregate $102.2 million, or 36.5%, during the year from an aggregate of $279.7 million at September 30, 2018 to an aggregate of $381.9 million at September 30, 2019. Concurrently, the balance of one-to-four family residential loans decreased by $56.1 million, or 17.3%, from $324.9 million at the end of fiscal year 2018 to $268.8 million at the end of fiscal year 2019 due to the intentional run-off of the portfolio.

Total liabilities increased by $196.7 million to $1.1 billion at September 30, 2019 from $952.8 million at September 30, 2018. At September 30, 2019, the Company had FHLB advances outstanding of $376.9 million as compared to $154.7 million at September 30, 2018. The increase in the level of borrowings was primarily due to the match funding of purchases of investment securities in order to lock in the yield with minimal interest rate risk as part of the Company’s asset/liability management. All of the borrowings had maturities of less than six years. Total deposits decreased $38.8 million, as the Company sought to decrease its holdings in higher costing wholesale certificates of deposit in favor of lower costing FHLB advances. Other liabilities increased by $12.3 million primarily due to the change in value of our interest rate swaps due to decreases in the market rates of interest.

Total stockholders’ equity increased by $11.2 million to $139.6 million at September 30, 2019 from $128.4 million at September 30, 2018. The increase was primarily due to net income of $9.5 million for fiscal 2019, combined with a $9.3 million increase in the unrealized appreciation in the fair market value of available-for-sale securities and interest rate swaps due to decreased market rates of interest. These increases were partially offset by dividend payments of $5.8 million, including $4.0 million related to the $0.45 per share special dividend paid in June 2019, and net treasury stock repurchases, net of equity benefit plan activity, of $2.0 million.

Results of Operations for the Years Ended September 30, 2019, 2018 and 2017

General.

2019 vs. 2018. For the fiscal year ended September 30, 2019, the Company recognized net income of $9.5 million, or $1.07 per diluted share, as compared to net income of $7.1 million, or $0.78 per diluted share for the fiscal year ended September 30, 2018. Fiscal year 2018 results reflected the effect of a $1.8 million non-cash charge in the first quarter of the fiscal year related to the revaluation of the Company’s deferred tax assets due to the enactment of the Tax Cuts and Jobs Act in December 2017 which significantly reduced the corporate income tax rate applicable to the Company.

2018 vs. 2017. For the fiscal year ended September 30, 2018, the Company recognized net income of $7.1 million, or $0.78 per diluted share, as compared to net income of $2.8 million, or $0.32 per diluted share for the fiscal year ended September 30, 2017. Both fiscal year periods included significant one-time charges. Fiscal year 2017 results included a one-time $2.5 million pre-tax expense related to the acquisition of Polonia Bancorp which was completed as of January 1, 2017 as well as a $1.9 million non-cash pre-tax charge-off associated with a large lending relationship. Fiscal year 2018 results reflected the effect of a $1.8 million non-cash charge in the first quarter of the fiscal year discussed above.

Net Interest Income.

2019 vs. 2018. For the fiscal year ended September 30, 2019, net interest income increased by $37,000 to $24.8 million as compared to $24.7 million for the same period in fiscal 2018. The $9.2 million, or 26.4%, increase in interest income, was offset by a $9.2 million, or 90.3%, increase in interest paid on deposits and borrowings. The increase in interest income was primarily due to the increase in the average balance of earning assets and the emphasis on increased investment in commercial real estate and construction and land development loans. The average balance of interest-earning assets increased by $200.9 million, or 21.8%, from fiscal 2018. The weighted-average yield on interest-earning assets increased by 15 basis points to 3.92% for the fiscal year ended September 30, 2019 from 3.77% for fiscal 2018. The weighted average cost of borrowings and deposits increased to 1.91% during the fiscal year ended September 30, 2019 from 1.23% for fiscal 2018 primarily due to increases in market rates of interest, reflecting in part the competitive market for deposits, particularly time deposits, in the areas in which the Company operates, as well increases in market rates of interest.

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

Provision for Loan Losses.

2019 vs. 2018. The Company recorded a provision for loan losses of $100,000 for the fiscal year ended September 30, 2019, compared to a provision for loan losses of $810,000 for fiscal 2018 primarily due to the slight decrease in the size of the loan portfolio and to a lesser degree, the recoveries received on previous charged-off loans, partially offset by the shift in the loan portfolio’s composition. During the fiscal year ending September 30, 2019, the Company recorded charge offs amounting to $38,000 and recoveries of $166,000. During the fiscal year ended September 30, 2018, the Company recorded charge offs of $137,000 and recoveries of $28,000.

The allowance for loan losses totaled $5.4 million, or 0.9% of total loans and 38.7% of total non-performing loans (which includes loans acquired from Polonia Bancorp, as of January 1, 2017 at their fair value) at September 30, 2019 as compared to $5.2 million, or 0.9% of total loans and 38.6% of total non-performing loans at September 30, 2018. The Company believes that the allowance for loan losses at September 30, 2019 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

2018 vs. 2017. The Company established a provision for loan losses of $810,000 for the year ended September 30, 2018 primarily due to the increase in commercial and construction and land development loans. For the year ended September 30, 2017, the Company established a provision for loan losses of $3.0 million. The large provision during the year ended September 30, 2017 was primarily due to the $1.9 million non-cash charge-off incurred in the quarter ended March 31, 2017 related to the lending relationship which involved the planned development of 169 residential lots. The Bank and the borrower are in litigation and no resolution of the situation has been arrived at as of the date hereof in part due to the bankruptcy filing by the borrower effected in June 2017. In light of the status of both the litigation as well as the progress of construction of the project, the Company recorded a $1.9 million non-cash charge-off during the quarter ended March 31, 2017. The remaining portion of the provision recorded during the year ended September 30, 2017 was related to the increase in the outstanding balance of loans. The loans acquired from Polonia Bancorp initially did not have any impact on the allowance for loan losses, because they were acquired at their fair value. Any write-downs to fair value were reflected in the one-time merger-related charge. In the event that the credit quality of any loans acquired from Polonia Bancorp credit should deteriorate in the future, additional provisions may be required.

The allowance for loan losses totaled $5.2 million, or 0.9% of total loans and 38.6% of total non-performing loans (which included loans acquired from Polonia Bank at their fair value) at September 30, 2018 as compared to $4.5 million, or 0.8% of total loans and 29.0% of total non-performing loans at September 30, 2017.

Non-interest Income.

2019 vs. 2018. With respect to the year ended September 30, 2019, non-interest income amounted to $3.1 million compared with $2.5 million for fiscal 2018. The increase experienced in the 2019 period was primarily attributable to the recognition of gain on sale of investments in the 2019 periods as compared to a loss incurred on the sale of available-for-sale securities in fiscal 2018. Non-interest income in fiscal 2018 included the recognition of an aggregate of $808,000 of gains resulting from the unwinding of two cash flow hedges.

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

Non-interest Expense.

2019 vs. 2018. For the fiscal year ended September 30, 2019, non-interest expense increased $631,000, to $16.3 million compared to $15.6 million for fiscal year 2018. The primary reason for the higher level of non-interest expense experienced during the year ended September 30, 2019, as compared to fiscal year 2018, was the hiring of additional personnel for our lending operations and an increase in FDIC deposit insurance expense. In connection with the Bank’s increased emphasis on the origination of commercial real estate and construction and land development loans and the attendant increase in such portfolios, the Bank has expanded its lending department operations. Partially offsetting these increases were decreases in professional fees and occupancy expense as the Company maintained its focus on the continued implementation of operating efficiencies.

2018 vs. 2017. For the year ended September 30, 2018, non-interest expense decreased $927,000, to $15.6 million compared to $16.6 million for fiscal year 2017. The primary reason for the higher level of non-interest expense experienced during the year ended September 30, 2017, as compared to fiscal year 2018, was the one-time merger-related charge in the 2017 period of approximately $2.5 million, pre-tax, incurred in connection with the completion of the Polonia Bancorp acquisition in January 2017, the decline in fiscal 2018 being partially offset primarily by increases in employee expense and professional services.

Income Tax Expense.

2019 vs. 2018. For the year ended September 30, 2019, the Company recorded income tax expense of $1.9 million, compared to $3.7 million for fiscal 2018. The reduction in income tax expense in fiscal 2019 primarily reflected the benefit throughout fiscal 2019 associated with the fully implemented decrease in the federal statutory income tax rate, effective January 1, 2018, reducing the Company’s statutory tax rate to 21%. The $3.7 million tax expense for the fiscal year ended September 30, 2018 included a one-time charge of $1.8 million related to a revaluation of the Company’s deferred tax assets due to the tax legislation enacted in December 2017 that reduced the statutory federal income tax rate from 35% to 21%. However, since the Company has a September 30 fiscal year, the decrease in the income tax rate was not fully phased in until October 1, 2018.

2018 vs. 2017. For the year ended September 30, 2018, the Company recorded income tax expense of $3.7 million, compared to $941,000 for fiscal 2017. The $3.7 million tax expense for the year ended September 30, 2018 included a one-time non-cash charge of $1.8 million related to a revaluation of the Company’s deferred tax assets due to the Tax Cuts and Jobs Act legislation enacted in December 2017 that reduced the statutory corporate income tax rate from 35% to 21%. During fiscal 2018, commencing with the quarter ended December 31, 2017, the Company’s statutory corporate income tax rate was reduced to 24.25% as compared to companies which are calendar year tax reporting companies whose statutory rate decreased to 21% starting January 1, 2018. Effective October 1, 2018, the Company’s statutory tax rate was reduced to 21%. The Company’s tax obligation for the year ended September 30, 2017 was reduced significantly due to the one-time merger-related charge related to the Polonia Bancorp acquisition and a one-time loan write-down described previously, both of which were recorded during the three months ended March 31, 2017.

Liquidity and Capital Resources

Liquidity is the ability to maintain cash flows that are adequate to fund operations and meet other obligations on a timely and cost-effective basis in various market conditions. The ability of the Company to meet its current financial obligations is a function of balance sheet structure, the ability to liquidate assets and the availability of alternative sources of funds. To meet the needs of the clients and manage the risk of the Company, the Company engages in liquidity planning and management.

Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2019, our cash and cash equivalents amounted to $48.0 million. In addition, our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $512.8 million at September 30, 2019.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2019, we had certificates of deposit maturing within the next 12 months amounting to $405.7 million. We anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us unless we determine to lower rates to below those of our competition in order to facilitate the reduction of higher cost deposits during periods when there is excess cash on hand or in order to satisfy our asset/liability goals. There were no deposits as of September 30, 2019 requiring the pledging of collateral.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity requirements should the need arise. As of September 30, 2019, the Bank had $193.3 million of available borrowing capacity from the FHLB of Pittsburgh along with a line of credit that has been established with the Federal Reserve Bank of Philadelphia and a $12.5 million line of credit with Atlantic Community Bankers Bank (“ACBB”). In addition, the Bank has the ability to generate brokered certificates of deposit (and has used such deposits on occasion, including in fiscal 2019).

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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2019, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2019, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 8.2% to 33.6%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.9% to 25.3%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from an internal analysis of our accounts up to a maximum of ten years.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities	$46,046	$60,175	$102,870	$121,335	$240,875	$571,301
Loans receivable(2)	203,365	67,207	146,439	89,578	87,116	593,705
Other interest-earning assets (3)	45,573	-	18,259	498	-	64,330
Total interest-earning assets	$294,984	$127,382	$267,568	$211,411	$327,991	$1,229,336

Interest-bearing liabilities:
Savings accounts	$2,948	$7,917	$13,472	$12,677	$44,860	$81,874
Checking and money market accounts	4,552	12,754	21,033	16,987	95,061	150,387
Certificate accounts	89,387	181,287	62,791	179,718	-	513,183
Advances from Federal Home Loan Bank	8,828	20,318	96,189	231,569	20,000	376,904
Real estate tax escrow accounts	2,332	-	-	-	-	2,332
Total interest-bearing liabilities	$108,047	$222,276	$193,485	$440,951	$159,921	$1,124,680

Interest-earning assets less interest-bearing liabilities	$186,937	($94,894)	$74,083	($229,540)	$168,070	$104,656

Cumulative interest-rate sensitivity gap(4)	$186,937	$92,043	$166,126	($63,414)	$104,656

Cumulative interest-rate gap as a percentage of total assets at September 30, 2019	14.50%	7.14%	12.88%	-4.92%	8.12%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2019	273.01%	127.86%	131.72%	93.43%	109.31%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes non-performing loans, gross of the allowance for loan losses and unamortized discounts and deferred loan fees.
(3)	Includes restricted stock in the FHLB of Pittsburgh and ACBB.
(4)	Interest-rate sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of September 30, 2019 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates				NPV as % of Portfolio
In Basis Points	Net Portfolio Value			Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)

300	$117,569	$(42,055)	-26.35%	9.97%	-2.53%
200	$133,034	$(26,590)	-16.66%	10.99%	-1.51%
100	$148,060	$(11,564)	-7.24%	11.90%	-0.60%
Static	$159,624	$-	-	12.50%	-
(100)	$149,598	$(10,026)	-6.28%	11.63%	-0.87%
(200)	$140,619	$(19,005)	-11.91%	10.91%	-1.59%
(300)	$165,036	$5,412	3.39%	12.50%	0.00%

At September 30, 2018, the Company’s NPV was $163.6 million or 15.2% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would have been $123.0 million or 12.3% of the market value of assets, a decline of approximately 24.8%. The change in the NPV ratio or Company’s sensitivity measure was a decrease of 289 basis points.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Exposure to Changes in Interest Rates.”

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Prudential Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Prudential Bancorp, Inc. and subsidiary (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and changes of cash flow for each of the three years in the period ended September 30, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated December 16, 2019, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Cranberry Township, Pennsylvania

December 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Prudential Bancorp, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited Prudential Bancorp, Inc.'s (the “Company”) internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of September 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2019, of the Company and our report dated December 16, 2019, expressed an unqualified opinion.

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

Cranberry Township, Pennsylvania

December 16, 2019

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	September 30,
	2019	2018
	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$2,395	$2,457
Interest-bearing deposits	45,573	45,714

Total cash and cash equivalents	47,968	48,171

Certificates of deposit	2,351	1,604
Investment and mortgage-backed securities available for sale (amortized cost—September 30, 2019, $502,571; September 30, 2018, $316,719)	512,822	306,187
Investment and mortgage-backed securities held to maturity (fair value—September 30, 2019, $69,507; September 30, 2018, $55,927)	68,635	59,852
Equity securities (amortized cost—September 30, 2019, $6)	95	-
Loans receivable—net of allowance for loan losses (September 30, 2019, $5,393; September 30, 2018, $5,167)	585,456	602,932
Accrued interest receivable	4,549	3,825
Real estate owned	348	1,026
Restricted bank stock—at cost	16,406	7,585
Office properties and equipment—net	7,206	7,439
Bank owned life insurance (BOLI)	31,841	28,691
Deferred income taxes, net	2,358	4,655
Goodwill	6,102	6,102
Core deposit intangible	448	571
Prepaid expenses and other assets	2,849	2,530
TOTAL ASSETS	$1,289,434	$1,081,170

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Non-interest-bearing	$16,949	$13,677
Interest-bearing	728,495	770,581
Total deposits	745,444	784,258
Advances from Federal Home Loan Bank -Short Term	90,000	10,000
Advances from Federal Home Loan Bank - Long Term	286,904	144,683
Accrued interest payable	4,328	3,232
Advances from borrowers for taxes and insurance	2,332	2,083
Accounts payable and accrued expenses	20,815	8,505

Total liabilities	1,149,823	952,761

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 10,819,006 issued and 8,889,447 outstanding at September 30, 2019; 10,819,006 issued and 8,987,356 outstanding at September 30, 2018	108	108
Additional paid-in capital	118,384	118,345
Treasury stock, at cost: 1,929,559 shares at September 30, 2019 and 1,831,650 shares at September 30, 2018	(29,698)	(27,744)
Retained earnings	49,625	45,854
Accumulated other comprehensive income (loss)	1,192	(8,154)

Total stockholders' equity	139,611	128,409

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,289,434	$1,081,170

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2019	2018	2017
	(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest and fees on loans	$26,737	$25,367	$20,107
Interest on mortgage-backed securities	9,561	4,077	2,947
Interest and dividends on investments	6,782	5,015	3,180
Interest on interest-bearing deposits	960	392	109

Total interest income	44,040	34,851	26,343

INTEREST EXPENSE:
Interest on deposits	13,160	7,386	3,930
Interest on advances from FHLB - short term	790	347	184
Interest on advances from FHLB - long term	5,339	2,404	1,152

Total interest expense	19,289	10,137	5,266

NET INTEREST INCOME	24,751	24,714	21,077

PROVISION FOR LOAN LOSSES	100	810	2,990

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,651	23,904	18,087

NON-INTEREST INCOME:
Fees and other service charges	661	668	655
Gain (loss) on sale of mortgage-backed securities available for sale	1,057	(376)	235
Gain on equity securities	58	-
Gain on sale of loans	9	-	52
Swap income	158	1,122	-
Earnings from BOLI	645	639	677
Other	506	447	579

Total non-interest income	3,094	2,500	2,198

NON-INTEREST EXPENSES:
Salaries and employee benefits	8,857	8,273	7,468
Data processing	789	733	697
Professional services	1,460	1,866	1,433
Office occupancy	968	1,079	962
Depreciation	619	625	553
Director compensation	255	234	282
Federal Deposit Insurance Corporation premiums	472	278	162
Real estate owned expense	81	176	(13)
Advertising	279	246	214
Merger related expenses	-	-	2,486
Core deposit amortization	123	138	112
Other	2,162	1,991	2,210

Total non-interest expenses	16,065	15,639	16,566

INCOME BEFORE INCOME TAXES	11,680	10,765	3,719

INCOME TAXES:
Current	2,338	2,429	801
Deferred(benefit) expense	(188)	1,272	140

Total	2,150	3,701	941

NET INCOME	$9,530	$7,064	$2,778

BASIC EARNINGS PER SHARE	$1.09	$0.80	$0.33

DILUTED EARNINGS PER SHARE	$1.07	$0.78	$0.32

DIVIDENDS PER SHARE	$0.65	$0.70	$0.12

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended September 30,
	2019	2018	2017
	(Dollars in Thousands)
Net income	$9,530	$7,064	$2,778

Unrealized holding gain (loss) on available-for-sale securities	21,871	(9,077)	(2,830)
Tax effect	(4,593)	1,906	962
Reclassification adjustment for net securities (gains) losses realized in net income	(1,057)	310	(235)
Tax effect	222	(65)	80
Unrealized holding (loss) gain on interest rate swaps	(8,952)	599	705
Tax effect	1,880	(126)	(240)
Reclassification adjustment for gain on interest rate swap	-	(808)	-
Tax effect	-	170	-
Total other comprehensive income (loss)	9,371	(7,091)	(1,558)
Comprehensive income (loss)	$18,901	$(27)	$1,220

See notes to consolidated financial statements

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Additional	Unearned			Other	Total
	Common	Paid-In	ESOP	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands)
BALANCE, September 30, 2016	$95	$95,713	$(4,550)	$(21,098)	$43,044	$798	$114,002

Net income					2,778		2,778
Other comprehensive loss						(1,558)	(1,558)
Dividends paid ($0.12 per share)					(1,035)		(1,035)
Issuance of common stock	13	21,801					21,814
Purchase of treasury stock (43,735 shares)				(1,083)			(1,083)
Terminate ESOP (303,115 shares)		733	4,456	(5,189)			-
Treasury stock used for employee benefit plan (35,234 shares)		(663)		663			-
Stock option expense		531					531
Restricted share award expense		578					578
ESOP shares committed to be released (8,879 shares)		58	94				152
BALANCE, September 30, 2017	108	118,751	-	(26,707)	44,787	(760)	136,179

Net income					7,064		7,064
Other comprehensive loss						(7,091)	(7,091)
Dividends paid ($0.70 per share)					(6,300)		(6,300)
Purchase of treasury stock (223,520 shares)				(4,037)			(4,037)
Treasury stock used for employee benefit plan (202,751 shares)		(1,511)		3,000			1,489
Stock option expense		540					540
Restricted share award expense		565					565
Reclassification due to change in federal tax rate					303	(303)	-
BALANCE, September 30, 2018	108	118,345	-	(27,744)	45,854	(8,154)	128,409

Net income					9,530		9,530
Other comprehensive income						9,371	9,371
Dividends paid ($0.65 per share)					(5,784)		(5,784)
Purchase of treasury stock (207,543 shares)				(3,648)			(3,648)
Treasury stock used for employee benefit plan (109,634 shares)		(1,154)		1,694			540
Stock option expense		573					573
Restricted shares award expense		620					620
Reclassification for adoption of ASU 2016-01					25	(25)	-

BALANCE, September 30, 2019	$108	$118,384	$-	$(29,698)	$49,625	$1,192	$139,611

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOW

	Years Ended September 30,
	2019	2018	2017
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$9,530	$7,064	$2,778
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100	810	2,990
Depreciation	619	625	553
Net amortization/accretion of premiums/discounts and other amortization	(2,407)	(495)	461
Earnings on BOLI	(645)	(639)	(677)
(Accretion) amortization of deferred loan fees and costs	(136)	(72)	(31)
Compensation expense of ESOP	-	-	152
(Gain) loss on sale of investment and mortgage-backed securities	(1,057)	376	(235)
Equity securities gains	(58)	-	-
Writedown of real estate owned	75	175	-
Loss (gain) on sale of real estate owned	46	(45)	(46)
Gain on sale of loans	(9)	-	(52)
Proceeds from the sale of loans held for sale	612	-	2,686
Originations of loans held for sale	(603)	-	(2,634)
Share-based compensation expense	1,193	1,105	1,109
Deferred income tax (benefit) expense	(188)	1,272	140
Changes in assets and liabilities which provided (used) cash:
Accrued interest payable	1,096	1,299	530
Other,net	543	(172)	(912)
Accrued interest receivable	(724)	(1,000)	(897)
Net cash provided by operating activities	7,987	10,303	5,915
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities held to maturity	(11,849)	(4,480)	(22,647)
Purchase of investment and mortgage-backed securities available for sale	(280,303)	(158,854)	(82,195)
Principal collected on loans	118,404	90,589	150,561
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	3,002	1,254	1,255
Available-for-sale	24,091	15,015	19,228
Loans originated or acquired	(100,371)	(123,608)	(218,611)
Purchase of certificates of deposit	-	-	498
Redemption of certificates of deposit	(747)	-	(249)
Purchase of FHLB stock	(13,966)	(6,780)	(140)
Proceeds from redemption of FHLB stock	5,145	5,197	-
Proceeds from sale of investment and mortgage-backed securities	75,639	11,052	20,863
Proceeds from sale of Polonia Bancorp, Inc.'s investment portfolio acquired	-	-	67,154
Proceeds from sale of real estate owned	557	407	438
Acquisition, net of cash	-	-	3,966
Purchase of bank owned life insurance	(2,500)	-	(10,000)
Purchases of equipment	(386)	(260)	(308)
Net cash used in investing activities	(183,284)	(170,468)	(70,187)

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOW (continued)

	Year Ended September 30,
	2019	2018	2017
	(Dollars in thousands)
FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, and savings accounts	11,816	(21,241)	(21,609)
Net (decrease) increase in certificates of deposit	(50,501)	169,821	96,147
Net (decrease) increase in FHLB short-term borrowings	80,000	(10,000)	(7,000)
Proceeds from FHLB long-term borrowings	175,997	93,300	17,249
Repayment of borrowing from FHLB	(33,575)	(42,475)	(3,393)
Purchase treasury stock	(3,108)	(2,548)	(6,272)
Cash dividends paid	(5,784)	(6,300)	(1,035)
Release unallocated shares from ESOP	-	-	4,456
Repayment of remaining principal balance of ESOP loan	-	-	733
Increase (decrease) in advances from borrowers for taxes and insurance	249	(124)	459
Net cash provided by financing activities	175,094	180,433	79,735
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(203)	20,268	15,463

CASH AND CASH EQUIVALENTS—Beginning of year	48,171	27,903	12,440

CASH AND CASH EQUIVALENTS—End of year	$47,968	$48,171	$27,903
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from FHLB	$18,531	$9,601	$4,736

Income taxes paid	$2,409	$2,700	$1,080

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:

Real estate acquired in settlement of loans	$-	$1,373	$-

Acquisition of noncash assets and liabilities :
Assets acquired:
Investment securities			67,154
Loans			160,785
Premises			6,702
Core deposit intangible			822
Goodwill			6,102
Bank owned life insurance			4,316
Deferred tax assets			3,492
FHLB stock			3,399
Other assets			2,273
Total assets			$255,045
Liabilities assumed:
Deposits			$172,243
FHLB advances			57,232
Other liabilities			7,722
Total liabilities assumed			$237,197
Net non-cash assets acquired			$17,848
Cash acquired			$22,911

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Prudential Bancorp, Inc. (the “Company”) is a Pennsylvania corporation that was incorporated in June 2013 to be the successor corporation of Prudential Bancorp, Inc. of Pennsylvania (“Old Prudential Bancorp”), the former stock holding company for Prudential Bank (the “Bank”), a Pennsylvania-chartered, FDIC-insured savings bank with ten full service branches in the Philadelphia area. The Bank‘s primary federal banking regulator is the Federal Deposit Insurance Corporation. The Bank is principally in the business of attracting deposits from its community through its branch offices and investing those deposits, together with funds from borrowings, primarily in loans and investments. The Bank’s sole subsidiary as of September 30, 2019 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered corporation established to hold certain investments. As of September 30, 2019, PSB had assets of $167.7 million primarily consisting of investment and mortgage-backed securities.

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

Consolidation—The accompanying consolidated financial statements include the accounts of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Available for Sale—Debt securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability and the yield of alternative investments, are classified as available for sale. These assets are carried at fair value. Fair value is determined using public market prices, dealer quotes, and prices obtained from independent pricing services that may be derivable from observable and unobservable market inputs. Unrealized gains and losses are excluded from earnings and are reported net of tax as a separate component of stockholders’ equity until realized. Realized gains or losses on the sale of investment and mortgage-backed securities are reported in earnings as of the trade date and determined using the adjusted cost of the specific security sold. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

Equity Securities— Equity securities are held at fair value. Holding gains and losses and dividends are recorded as components of non-interest income.

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

Interest on Loans—Management recognizes interest on loans on the accrual basis. Income recognition is discontinued when a loan becomes 90 days or more delinquent as to interest and/or principal. Any interest previously accrued is deducted from interest income. Such interest ultimately collected is credited to income when loans are no longer 90 days or more delinquent.

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

Restricted Bank Stock—Restricted bank stock includes Federal Home Loan Bank (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”) stock and is classified as a restricted equity security because ownership is restricted and there is no established market for its resale.  FHLB and ACBB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration.

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

The Federal Home Loan Bank of Pittsburgh continues to report net income, continues to declare quarterly cash dividends and had its Aaa bond rating affirmed by Moody’s and its AA+ rating affirmed by Standard and Poor’s during 2019 and remained unchanged as of September 30, 2019. With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2019 or 2018.

In 2018, the Bank purchased $90,000 of stock in ACBB to support a $12.5 million line of credit. The line has not been drawn on.

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

Dividend Payable—Upon declaration of a dividend, a payable is established with a corresponding reduction to retained earnings at the declaration date. There was no dividend payable as of September 30, 2019 or 2018. The Company paid $5.8 million, $6.3 million, and $1.0 million in cash dividends during the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

Goodwill—Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is recognized as an asset and is to be reviewed for impairment annually as of March 31 and between annual tests when events and circumstances indicate that impairment may have occurred. The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp on January 1, 2017.

Share-Based Compensation—The Company accounts for stock-based compensation issued to employees, directors, and where appropriate non-employees, in accordance with U.S. GAAP. Under fair value provisions, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period using the straight-line method. The amount of stock-based compensation recognized at any date must at least equal the portion of the grant date fair value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. Determining the fair value of stock-based awards at the date of grant requires judgment, including estimating the expected term of the stock options and the expected volatility of the Company’s stock. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on the Company’s Consolidated Financial Statements. See Note 13 of the Notes to Consolidated Financial Statements for additional information regarding stock-based compensation.

Treasury Stock—Common stock held in treasury is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. During the year ended September 30, 2019, the Company repurchased 207,543 shares of common stock at an average price per share of $17.47. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending upon market conditions and other factors over a one-year period or such longer period of time as may be necessary to complete such repurchases.

Comprehensive Income—Management presents in the consolidated statements of comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity. For the fiscal years ended September 30, 2019, 2018 and 2017, the components of comprehensive income were net income, unrealized holding (loss) gain, net of income tax (benefit) expense, on available for sale securities and reclassifications related to realized gains on sale of securities recognized in earnings, net of tax, and unrealized holdings (loss) gain, net of tax, on the fair value of interest rate swaps. Reclassifications are made to avoid double counting in comprehensive income items which are displayed as part of net income for the period.

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

Interest Rate Swap Agreement—For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of assets and liabilities. Interest rate swaps are contracts in which a series of interest rate flow is exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged. These swap agreements are derivative instruments and generally convert a portion of the Company’s variable-rate debt to a fixed rate (cash flow hedge) and convert a portion of its fixed-rate loans to a variable rate (fair value hedge).

For the fair value hedges, changes in the fair value of the interest rate swap are expected to be “perfectly effective” in offsetting changes in the fair value of the hedged item, thus no portion of the change in market value is anticipated to be recognized in earnings.

For cash flow hedges, the net settlement (upon close-out or termination) that offsets changes in the value of the hedged debt is deferred and amortized into net interest income over the life of the hedged debt. For fair value hedges, the net settlement (upon close-out or termination) that offsets changes in the value of the loans adjusts the basis of the loans and is deferred and amortized to loan interest income over the life of the loans. The portion, if any, of the net settlement amount that did not offset changes in the value of the hedged asset or liability is recognized immediately in non-interest income.

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

Loans Acquired—Loans acquired including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. Loans are evaluated individually to determine if there is evidence of deterioration of credit quality since origination. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining estimated life. Decreases in expected cash flows are recognized immediately as impairment. Any valuation allowances on these impaired loans reflect only losses incurred after acquisition.  Loans acquired with evidence of deterioration of credit quality since origination were not material.

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

Reclassification of Comparative Amounts—Certain items previously reported have been reclassified to conform to the current year’s reporting format. Such reclassifications did not affect consolidated net statement of operations or consolidated stockholders’ equity.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The Company does not anticipate the impact the adoption of the standard will have a significant impact on the Company’s financial position and results of operations.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718), which simplified the accounting for nonemployee share-based payment transactions. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update improve the following areas of nonemployee share-based payment accounting: (a) the overall measurement objective, (b) the measurement date, (c) awards with performance conditions, (d) classification reassessment of certain equity-classified awards, (e) calculated value (nonpublic entities only), and (f) intrinsic value (nonpublic entities only). The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company does not anticipate the adoption of the standard will have a significant impact on the Company’s financial position or results of operations.

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

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815). The amendments in this Update permit use of the Overnight Index Swap (OIS) rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (LIBOR) swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. For entities that have not already adopted Update 2017-12, the amendments in this Update are required to be adopted concurrently with the amendments in Update 2017-12. For public business entities that already have adopted the amendments in Update 2017-12, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities that already have adopted the amendments in Update 2017-12, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted in any interim period upon issuance of this Update if an entity already has adopted Update 2017-12. The Company does not anticipate the adoption of the standard will have a significant impact on the Company’s financial position or results of operations.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which addressed issues lessors sometimes encounter. Specifically addressed in this Update were issues related to (1) determining the fair value of the underlying asset by the lessor that are not manufacturers or dealers (generally financial institutions and captive finance companies), and (2) lessors that are depository and lending institutions should classify principal and payments received under sales-type and direct financing leases within investing activities in the cash flow statement. The ASU also exempts both lessees and lessors from having to provide the interim disclosures required by ASC 250-10-50-3 in the fiscal year in which a company adopts the new leases standard. The amendments addressing the two lessor accounting issues are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November. Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging for companies that are not public business entities.The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10-3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.This Update is not expected to have a significant impact on the Company’s financial statements.

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

In November 2019, the FASB issued ASU 2019-08, Compensation ‒ Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which requires entities to measure and classify sharebased payments to a customer, in accordance with the guidance in ASC 718, Compensation ‒ Stock Compensation. The amendments in that Update expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and, in doing so, superseded guidance in Subtopic 505-50, Equity ‒ Equity-Based Payments to Non-Employees. The amount that would be recorded as a reduction in revenue would be measured based on the grant date fair value of the sharebased payment, in accordance with Topic 718. The grant date is the date at which a supplier and customer reach a mutual understanding of the award’s key terms and conditions. The award’s classification and subsequent measurement would be subject to ASC 718 unless the award is modified or the grantee is no longer a customer. For entities that have not yet adopted the amendments in Update 2018-07, the amendments in this Update are effective for (1) public business entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and (2) other than public business entities in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. For entities that have adopted the amendments in Update 2018-07, the amendments in this Update are effective in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. An entity may early adopt the amendments in this Update, but not before it adopts the amendments in Update 2018-07. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective dates of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update also amends the mandatory effective date for the elimination of Step 2 from the goodwill impairment test under ASU No. 2017-04, Intangibles ‒ Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (Goodwill), to align with those used for credit losses. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging and leases for companies that are not public business entities. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

3.	EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding and common share equivalents (“CSEs”) that would arise from the exercise of dilutive securities.

The calculated basic and diluted earnings per share are as follows:

	Year Ended September 30,
	2019		2018		2017
	(Dollars in Thousands Except Per Share Data)
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$9,530	$9,530	$7,064	$7,064	$2,778	$2,778

Weighted average common shares outstanding	8,777,794	8,777,794	8,855,938	8,855,938	8,316,638	8,316,638

Effect of CSEs	-	158,083	-	204,175	-	357,871

Adjusted weighted average common shares used in earnings per share computation	8,777,794	8,935,877	8,855,938	9,060,113	8,316,638	8,674,509

Earnings per share	$1.09	$1.07	$0.80	$0.78	$0.33	$0.32

As of September 30, 2019, 2018, and 2017, there were 550,833, 666,526 and 555,185 shares of common stock, respectively, subject to options with an exercise price less than the then current market value and which were included in the computation of diluted earnings per share. At September 30, 2019, 2018 and 2017, there were 242,201, 202,500 and 367,379 shares, respectively, that had exercise prices greater than the current market value and are considered anti-dilutive.

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive (loss) income by component net of tax:

	Year Ended September 30,
	2019	2019	2019	2018	2018	2018
	(Dollars in Thousands)
	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive income (loss)	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive loss
Beginning Balance	$(8,320)	$166	$(8,154)	$(1,091)	$331	$(760)
Other comprehensive (loss) income before reclassification	17,278	(7,072)	10,206	(7,171)	473	(6,698)
Amount reclassified from accumulated other comprehensive income	(835)	-	(835)	245	(638)	(393)
Total other comprehensive income (loss)	16,443	(7,072)	9,371	(6,926)	(165)	(7,091)
Reclassification due to adoption of ASU 2016-01	(25)	-	(25)	(303)	-	(303)
Ending Balance	$8,098	$(6,906)	$1,192	$(8,320)	$166	$(8,154)

	Year Ended September 30,
	2017	2017	2017
	(Dollars in Thousands)
	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive gain (loss)
Beginning Balance	$931	$(133)	$798
Other comprehensive (loss) income before reclassification	(1,867)	464	(1,403)
Amount reclassified from accumulated other comprehensive income	(155)	-	(155)
Total other comprehensive income (loss)	(2,022)	464	(1,558)
Ending Balance	$(1,091)	$331	$(760)

(a) All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive (loss) income for the years ended September 30, 2019 and 2018:

	Year Ended September 30,
	2019		2019		2019	2018		2018		2018
					(Dollars in Thousands)
	Securities		Swaps		Total	Securities		Swaps		Total
Unrealized gain (losses)	$1,057	(1)	$-	(2)	$1,057	$(310	)(1)	$808	(2)	$498
Income taxes	(222	)(3)	-	(3)	(222)	65	(3)	(170	)(3)	(105)
	$835		$-		$835	$(245)		$638		$393

	Year Ended September 30,
	2017		2017		2017
	(Dollars in Thousands)
	Securities		Swaps		Total
Unrealized gain (losses)	$235	(1)	$-	(2)	$235
Income taxes	(80	)(3)	-	(3)	(80)
	$155		$-		$155

(1)	Recorded as a gain (loss) on the sale of investment securities
(2)	Recorded as swap income
(3)	Recorded as income tax benefit (expense)

5.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$24,960	$3	$(98)	$24,865
State and political subdivisions	47,909	484	(747)	47,646
Mortgage-backed securities - U.S. government agencies	362,342	8,836	(406)	370,772
Corporate debt securities	67,360	2,217	(38)	69,539
Total debt securities available for sale	$502,571	$11,540	$(1,289)	$512,822

Securities Held to Maturity:
U.S. government and agency obligations	$43,349	$181	$(188)	$43,342
State and political subdivisions	20,474	645	-	21,119
Mortgage-backed securities - U.S. government agencies	4,812	238	(4)	5,046

Total securities held to maturity	$68,635	$1,064	$(192)	$69,507

The amortized cost and fair value of equity securities:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Equity securities
FHLMC preferred stock	$6	$89	$-	$95
Total equity securities	$6	$89	$-	$95

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$25,562	$-	$(1,391)	$24,171
State and political subdivisions	22,078	-	(542)	21,536
Mortgage-backed securities - U.S. government agencies	193,451	77	(6,168)	187,360
Corporate debt securities	75,622		(2,539)	73,083
Total debt securities	316,713	77	(10,640)	306,150

FHLMC preferred stock	6	31	-	37

Total securities available for sale	$316,719	$108	$(10,640)	$306,187

Securities Held to Maturity:
U.S. government and agency obligations	$33,500	$85	$(3,311)	$30,274
State and political subdivisions	20,574	2	(696)	19,880
Mortgage-backed securities - U.S. government agencies	5,778	148	(153)	5,773

Total securities held to maturity	$59,852	$235	$(4,160)	$55,927

As of September 30, 2019, the Bank maintained securities with a fair value of $338.9 million in a safekeeping account at the FHLB of Pittsburgh used for collateral and convenience. The Bank is only required to hold $154.8 million as specific collateral for its borrowings; therefore the $184.1 million excess securities are not restricted and could be sold or transferred if needed.

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and the length of time that individual securities had been in a continuous loss position at September 30, 2019:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(3)	$6,997	$(95)	$3,866	$(98)	$10,863
State and political subdivisions	(4)	890	(743)	23,784	(747)	24,674
Mortgage-backed securities -U.S. government agencies	(86)	50,057	(320)	37,056	(406)	87,113
Corporate debt securities	(13)	1,989	(25)	3,014	(38)	5,003

Total securities available for sale	$(106)	$59,933	$(1,183)	$67,720	$(1,289)	$127,653

Securities Held to Maturity:
U.S. government and agency obligations	$(188)	$14,811	$-	$-	$(188)	$14,811
Mortgage-backed securities -U.S.s government agencies	(4)	794	-	-	(4)	794
State and political subdivisions	-	-	-	-	-	-

Total securities held to maturity	$(192)	$15,605	$-	$-	$(192)	$15,605

Total	$(298)	$75,538	$(1,183)	$67,720	$(1,481)	$143,258

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

For the years ended September 30, 2019, 2018 and 2017, the Company determined that no OTTI had occurred within the investment and mortgage-backed securities portfolios.

U.S. Government and agency obligations — The Company’s investments reflected in the tables above in U.S. Government sponsored enterprise obligations consist of debt obligations of the FHLB and Federal Farm Credit System (“FFCS”). These securities are typically rated AAA by one of the internationally recognized credit rating services. There were seven securities in a gross unrealized loss position having an aggregate depreciation of $286,000 or 1.1% from the Company’s amortized cost basis. The unrealized losses on these debt securities relate principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2019.

U.S. Government agency issued mortgage-backed securities — At September 30, 2019, the gross unrealized loss in U.S. government agency issued mortgage-backed securities in the category of experiencing a gross unrealized loss was $406,000 or 0.1% from the Company’s amortized cost basis and consisted of 44 securities. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. The unrealized losses on these debt securities relate principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. The Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2019.

Corporate debt securities — At September 30, 2019, the gross unrealized loss corporate debt securities in the category of experiencing a gross unrealized loss was $38,000 or 0.8% from the Company’s amortized cost basis and consisted of three securities. The unrealized losses on these debt securities relates principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2019.

State and political subdivision debt securities — At September 30, 2019, the gross unrealized loss state and political subdivision debt securities was $747,000 or 1.6% from the Company’s amortized cost basis and consisted of eight securities. The unrealized losses on these debt securities relate principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2019.

The following table shows the gross unrealized losses and related fair values of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2018:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
US government and agency obligations	$(89)	$4,479	$(1,302)	$19,692	$(1,391)	$24,171
State and political subdivisions	(542)	21,536			(542)	21,536
Mortgage-backed securities - US government agencies	(1,821)	92,851	(4,347)	86,268	(6,168)	179,119
Corporate debt securities	(1,719)	58,753	(820)	14,330	(2,539)	73,083

Total securities available for sale	$(4,171)	$177,619	$(6,469)	$120,290	$(10,640)	$297,909

Securities Held to Maturity:
U.S. government and agency obligations	$-	$-	$(3,311)	$27,190	$(3,311)	$27,190
Mortgage-backed securities - US government agencies	(106)	2,630	(47)	930	(153)	3,560
State and political subdivisions	(234)	11,238	(462)	6,618	(696)	17,856

Total securities held to maturity	$(340)	$13,868	$(3,820)	$34,738	$(4,160)	$48,606

Total	$(4,511)	$191,487	$(10,289)	$155,028	$(14,800)	$346,515

The amortized cost and fair value of debt securities by contractual maturity are shown below. Expected maturities as of September 30, 2019 will differ from contractual maturities because of call provisions in the securities. Mortgage-backed securities were not included as the contractual maturity is generally irrelevant due to the borrowers’ right to prepay without pre-payment penalty which results in significant prepayments.

	September 30, 2019
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due within one year	$-	$-	$-	$-
Due after one through five years	2,284	2,306	17,547	17,748
Due after five through ten years	24,150	24,669	49,813	51,791
Due after ten years	37,389	37,486	72,869	72,511

Total	$63,823	$64,461	$140,229	$142,050

During the fiscal years ended September 30, 2019, 2018 and 2017, the Company recorded realized net gains of $1.1 million, net losses of ($376,000) and net gains of $235,000, respectively, and gross proceeds from the from the sale of investment and mortgage-backed securities of $75.6 million, $11.1 million and $20.9 million, respectively.

6.	LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,
	2019	2018
	(Dollars in Thousands)
One-to-four family residential	$268,780	$324,865
Multi-family residential	30,582	34,355
Commercial real estate	128,521	119,511
Construction and land development	253,368	160,228
Loans to financial institutions	6,000	6,000
Commercial business	19,630	17,792
Leases	518	1,687
Consumer	834	953

Total loans	708,233	665,391

Undisbursed portion of loans-in-process	(114,528)	(54,474)
Deferred loan fees	(2,856)	(2,818)
Allowance for loan losses	(5,393)	(5,167)

Net loans	$585,456	$602,932

The Company originates loans to customers located primarily in its market area of eastern Pennsylvania, Delaware, New Jersey and southern New York. The ultimate repayment of these loans at September 30, 2019 is dependent, to a certain degree, on the state of the local economy and real estate market.

The following table summarizes the loans individually and collectively evaluated for impairment by loan segment at September 30, 2019:

	One- to four- family residential	Multi-family residential	Commercial real estate	Construction and land development	Loans to financial institutions	Commercial business	Leases	Consumer	Total
	(Dollars in Thousands)
Individually evaluated for impairment	$4,827	$-	$1,965	$8,750	$-	$-	$-	$-	$15,542
Collectively evaluated for impairment	263,953	30,582	126,556	244,618	6,000	19,630	518	834	692,691
Total loans	$268,780	$30,582	$128,521	$253,368	$6,000	$19,630	$518	$834	$708,233

The following table summarizes the loans individually and collectively evaluated for impairment by loan segment at September 30, 2018:

	One- to four- family residential	Multi-family residential	Commercial real estate	Construction and land development	Loans to financial institutions	Commercial business	Leases	Consumer	Total
	(Dollars in Thousands)
Individually evaluated for impairment	$5,081	$298	$1,919	$8,750	$-	$-	$-	$-	$16,048
Collectively evaluated for impairment	319,784	34,057	117,592	151,478	6,000	17,792	1,687	953	$649,343
Total loans	$324,865	$34,355	$119,511	$160,228	$6,000	$17,792	$1,687	$953	$665,391

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2019:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$4,827	$4,827	$5,179
Multi-family residential	-	-	-	-	-
Commercial real estate	-	-	1,965	1,965	2,125
Construction and land development	-	-	8,750	8,750	11,131
Total	$-	$-	$15,542	$15,542	$18,435

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2018:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
	Recorded	Related	Recorded	Recorded	Unpaid Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$5,081	$5,081	$5,432
Multi-family residential	-	-	298	298	298
Commercial real estate	-	-	1,919	1,919	2,057
Construction and land development	-	-	8,750	8,750	11,131
Total	$-	$-	$16,048	$16,048	$18,918

The following tables present the average investment in impaired loans and related interest income recognized for the periods indicated:

	September 30, 2019
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$4,685	$77	$22
Multi-family residential	145	10	-
Commercial real estate	2,139	36	4
Construction and land development	8,751	-	-
Total	$15,720	$123	$26

	September 30, 2018
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$5,741	$24	$59
Multi-family residential	306	21	-
Commercial real estate	2,557	40	7
Construction and land development	8,743	-	-
Total	$17,347	$85	$66

	September 30, 2017
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$6,096	$89	$91
Multi-family residential	321	23	-
Commercial real estate	2,459	49	12
Construction and land development	9,163	-	-
Consumer	5	-	-
Total	$18,044	$161	$103

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

	September 30, 2019
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
One-to-four residential	$262,164	$1,789	$4,827	$-	$268,780
Multi-family residential	30,582	-	-	-	30,582
Commercial real estate	122,838	3,718	1,965	-	128,521
Construction and land development	244,618	-	8,750	-	253,368
Loans to financial institutions	6,000	-	-	-	6,000
Commercial business	19,630	-	-	-	19,630
Total	$685,832	$5,507	$15,542	$-	$706,881

	September 30, 2018
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
	(Dollars in Thousands)
One-to-four residential	$317,033	$2,751	$5,081	$-	$324,865
Multi-family residential	34,057	-	298	-	34,355
Commercial real estate	115,670	1,922	1,919	-	119,511
Construction and land development	151,478	-	8,750	-	160,228
Loans to financial institutions	6,000	-	-	-	6,000
Commercial business	17,792	-	-	-	17,792
Total	$642,030	$4,673	$16,048	$-	$662,751

The following tables present loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status:

	September 30, 2019
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$265,068	$3,712	$268,780
Leases	518	-	518
Consumer	834	-	834
Total	$266,420	$3,712	$270,132

	September 30, 2018
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$321,853	$3,012	$324,865
Leases	1,687	-	1,687
Consumer	953	-	953
Total	$324,493	$3,012	$327,505

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans:

	September 30, 2019
							90 Days+
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing
	(Dollars in Thousands)
One-to-four family residential	$264,784	$750	$3,246	$3,996	$268,780	$3,712	$-
Multi-family residential	30,582	-	-	-	30,582	-	-
Commercial real estate	127,104	-	1,417	1,417	128,521	1,473	-
Construction and land development	244,618	-	8,750	8,750	253,368	8,750	-
Commercial business	19,630	-	-	-	19,630	-	-
Loans to financial institutions	6,000	-	-	-	6,000	-	-
Leases	518	-	-	-	518		-
Consumer	739	95	-	95	834	-	-
Total Loans	$693,975	$845	$13,413	$14,258	$708,233	$13,935	$-

	September 30, 2018
							90 Days+
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing
	(Dollars in Thousands)
One-to-four family residential	$321,749	$1,037	$2,079	$3,116	$324,865	$3,012	$-
Multi-family residential	34,355	-	-	-	$34,355	-	-
Commercial real estate	117,335	722	1,454	2,176	$119,511	1,627	-
Construction and land development	151,478	-	8,750	8,750	$160,228	8,750	-
Commercial business	17,792	-	-	-	$17,792	-	-
Loans to financial institutions	6,000	-	-	-	$6,000	-	-
Leases	1,687	-	-	-	$1,687	-	-
Consumer	837	116	-	116	953	-	-
Total Loans	$651,233	$1,875	$12,283	$14,158	$665,391	$13,389	$-

Interest income on nonaccrual loans would have increased by approximately $786,000, $744,000, and $636,000, during fiscal years ended September 30, 2019, 2018, and 2017, respectively, if these loans would have performed in accordance with their original terms.

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

The following tables summarize the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2019, 2018 and 2017. Activity in the allowance is presented for the years ended September 30, 2019, 2018, and 2017:

	September 30, 2019
	One- to four-family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Loans to financial institutions	Leases	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2018	$1,325	$347	$1,154	$1,554	$187	$64	$18	$17	$501	$5,167
Charge-offs	(7)	-	-	-	-	-	(31)	-	-	(38)
Recoveries	164	-	-	-	-	-	-	-	-	164
Provision	(480)	(32)	103	480	19	(1)	18	(4)	(3)	100
ALLL balance at September 30, 2019	$1,002	$315	$1,257	$2,034	$206	$63	$5	$13	$498	$5,393

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,002	315	1,257	2,034	206	63	5	13	498	5,393

	September 30, 2018
	One- to four-family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Loans to financial institutions	Leases	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2017	$1,241	$205	$1,201	$1,358	$4	$-	$23	$24	$410	$4,466
Charge-offs	(114)	-	-	(12)	-	-	-	(11)	-	(137)
Recoveries	28	-	-	-	-	-	-	-	-	28
Provision	170	142	(47)	208	183	64	(5)	4	91	810
ALLL balance at September 30, 2018	$1,325	$347	$1,154	$1,554	$187	$64	$18	$17	$501	$5,167

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,325	347	1,154	1,554	187	64	18	17	501	5,167

	September 30, 2017
	One- to four-family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Leases	Consumer	Unallocated	Total
	(In Thousands)
ALLL balance at September 30, 2016	$1,627	$137	$859	$316	$1	$21	$10	$298	$3,269
Charge-offs	(140)	-	-	(1,819)	-	-	(16)	-	(1,975)
Recoveries	182	-	-	-	-	-	-	-	182
Provision	(428)	68	342	2,861	3	2	30	112	2,990
ALLL balance at September 30, 2017	$1,241	$205	$1,201	$1,358	$4	$23	$24	$410	$4,466

Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,241	205	1,201	1,358	4	23	24	410	4,466

Loans acquired in the merger with Polonia Bancorp were recorded at fair value with no carryover of the related allowance for loan losses. Management measured loan fair values based on loan file reviews, appraised collateral values, expected cash flows, and historical loss factors of Polonia Bank. The fair value of the loans acquired was $160.8 million net of a $4.6 million discount of which $3.0 million of the discount remained as of September 30, 2019. The discount is accreted to interest income over the remaining contractual life of the loans. All loans that had a loan to value ratio of greater than 80% were determined to have sufficient collateral to recover the carrying amount. Thus, none of the loans acquired were considered to be purchased credit-impaired loans and any possible loss would be considered immaterial.

Management established a provision for loan losses of $100,000, $810,000, and $3.0 million during the years ended September 30, 2019, 2018 and 2017, respectively. The provision for loan losses was deemed necessary for fiscal 2019 due to the increase in the aggregate level of commercial and construction and land development loans outstanding and the level of charge-offs incurred during fiscal 2019. The Company believes that the allowance for loan losses at September 30, 2019 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date. At September 30, 2019, the Company’s non-performing assets totaled $14.3 million or 1.1% of total assets as compared to $14.4 million or 1.3% of total assets at September 30, 2018. Non-performing assets at September 30, 2019 included five construction loans aggregating $8.7 million, 22 one-to-four family residential loans aggregating $3.7 million and five commercial real estate loans aggregating $1.5 million. Non-performing assets at September 30, 2019 also included real estate owned consisting of one single-family residential property with an aggregate carrying value of $348,000. At September 30, 2019, the Company had nine loans aggregating $6.0 million that were classified as troubled debt restructurings (“TDRs”). Five of such loans aggregating $628,000 were performing in accordance with the restructured terms as of September 30, 2019 and were accruing interest. One TDR is on non-accrual and consists of a $432,000 loan secured by a single-family property. The three remaining TDRs totaling $4.9 million are also classified as non-accrual and are a part of a lending relationship totaling $10.7 million (after taking into account a $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower. Subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in June 2017. The Bank has moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings. As of September 30, 2019, the Company had reviewed $15.5 million of loans for possible impairment of which $13.9 million was classified non performing compared to $16.0 million reviewed for possible impairment and $13.4 million of which was classified non performing as of September 30, 2018.

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

There were no TDRs approved in 2019, 2018 or 2017. All of the existing TDRs involved changes in the interest rates on the loans; no debt was forgiven. At September 30, 2019, out of the nine then existing TDR loans, five were performing and the remaining four were classified as non-performing.

At September 30, 2019, the Company had fifteen one-to-four family residential loans with a carrying amount of $2.3 million that are secured by residential real estate property for which foreclosure proceedings are in process according to local jurisdictions.

7.	OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classifications as follows:

	September 30,
	2019	2018
	(Dollars in Thousands)
Land	$1,437	$1,437
Buildings and improvements	7,449	7,449
Furniture and equipment	3,639	3,417

Total	12,525	12,303
Accumulated depreciation	(5,319)	(4,864)

Total office properties and equipment, net of accumulated depreciation	$7,206	$7,439

For the years ended September 30, 2019, 2018 and 2017, depreciation expense amounted to $619,000, $625,000 and $553,000, respectively.

Lease expense was $304,000, $360,000 and $383,000 for the years ended September 30, 2019, 2018 and 2017, respectively. The Company has executed certain lease commitments and is, as a result, obligated to pay the following amounts: $250,000 for fiscal year 2020, $253,000 for fiscal year 2021, $256,000 for fiscal year 2022, $260,000 for fiscal year 2023, $263,000 for fiscal 2024 and $761,000 thereafter.

8.	DEPOSITS

Deposits consist of the following major classifications:

	September 30,
	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Non-interest-bearing checking accounts	$16,949	2.2%	$13,620	1.7%
Interest-bearing checking accounts	58,647	7.9%	49,209	6.3%
Money market deposit accounts	75,766	10.2%	66,120	8.4%
Passbook, club and statement savings	80,899	10.9%	91,489	11.7%
Certificates maturing in six months or less	294,343	39.5%	301,184	38.4%
Certificates maturing in more than six months	218,840	29.3%	262,636	33.5%

Total	$745,444	100.0%	$784,258	100.0%

The amount of scheduled maturities of certificate accounts was as follows:

September 30, 2019
(Dollars in Thousands)
One year or less	$405,670
One through two years	30,682
Two through three years	32,113
Three through four years	27,138
Four through five years	17,580

Total	$513,183

Certificates of deposit of $250,000 or more at September 30, 2019 and 2018 totaled $182.8 million and $81.9 million, respectively. Included in Certificates of deposit are brokered deposits at September 30, 2019 and 2018 totaling $153.1 million and $32.7 million respectively.

Interest expense on deposits was comprised of the following:

	Year Ended September 30,
	2019	2018	2017
	(Dollars in Thousands)
Checking and money market deposit accounts	$899	$247	$192
Passbook, club and statement savings accounts	124	66	55
Certificate accounts	12,137	7,073	3,683
Total	$13,160	$7,386	$3,930

9.	ADVANCES FROM FEDERAL HOME LOAN BANK – SHORT TERM

The years ended September 30, 2019 and 2018 outstanding balances and related information of short-term borrowings from the FHLB of Pittsburgh are summarized follows:

(Dollar Amounts in Thousands)	2019	2018
Balance at year-end	$90,000	$10,000
Average balance outstanding	$31,158	$18,933
Maximum month-end balance	$90,000	$30,200
Weight-average rate at year-end	2.32%	2.31%
Weight-average rate during the year	2.53%	1.81%

As of September 30, 2019, the $90.0 million borrowing consisted of seven 30 day FHLB advances associated with interest rate swap contracts.

As of September 30, 2018, the $10.0 million consisted of one $10.0 million 30 day FHLB advances associated with an interest rate swap contract.

Average balances outstanding during the year represent daily average balance and interest rates represent interest expense divided by the related average balance.

The Company maintains borrowing facilities with the FHLB of Pittsburgh, ACBB and Federal Reserve Bank of Philadelphia and the terms and interest rates are subject to change on the date of execution of borrowings. Available borrowings are based on collateral with the facility. The Company maintains unsecured borrowing facilities with ACBB and PNC for $12.5 million and $10.0 million, respectively.

10.	ADVANCES FROM FEDERAL HOME LOAN BANK – LONG TERM

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by a blanket collateral of loans held by the Bank and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of September 30, 2019 are as follows:

Lomg-term FHLB			Weighted
advances:	Maturity range		average interest	Stated interest rate range
Description	from	to	rate	from	to	2019	2018
						(Dollars in Thousands)
Fixed Rate - Amortizing	1-Oct-19	30-Sep-20	1.53%	1.53%	1.53%	$236	$1,639
Fixed Rate - Amortizing	1-Oct-20	30-Sep-21	2.70%	1.94%	2.83%	14,354	23,288
Fixed Rate - Amortizing	1-Oct-21	30-Sep-22	2.81%	1.99%	3.05%	8,729	11,848
Fixed Rate - Amortizing	1-Oct-22	30-Sep-23	2.88%	1.94%	3.11%	6,931	8,550
Total			2.76%			$30,250	$45,325

Fixed Rate - Advances	1-Oct-18	30-Sep-19	1.75%	1.40%	2.66%	$-	$18,528
Fixed Rate - Advances	1-Oct-19	30-Sep-20	2.62%	1.38%	3.06%	12,304	12,413
Fixed Rate - Advances	1-Oct-20	30-Sep-21	2.37%	1.42%	2.92%	18,017	3,037
Fixed Rate - Advances	1-Oct-21	30-Sep-22	2.31%	1.94%	3.23%	63,336	23,380
Fixed Rate - Advances	1-Oct-22	30-Sep-23	2.52%	2.00%	3.15%	94,999	37,000
Fixed Rate - Advances	1-Oct-23	30-Sep-24	2.88%	2.38%	3.20%	67,998	5,000
Total			2.56%			$256,654	$99,358

			2.58%		Total	$286,904	$144,683

Advances from the FHLB of Pittsburgh with coupon rates ranging from 1.38% to 3.23% are as follows.

		Weighted Average
Maturity in Fiscal	Amount	Coupon Rate
	(Dollars in Thousands)
2020	$26,714	2.59%
2021	28,078	2.44%
2022	67,328	2.32%
2023	96,785	2.51%
2024	67,999	2.88%
	$286,904	2.58%

The Bank maintains a blanket collateral agreement using qualifying loans with the FHLB of Pittsburgh for future borrowing needs. At September 30, 2019, the Bank had the ability to obtain $193.3 million of additional FHLB advances.

11.	INCOME TAXES

The Company files a consolidated federal income tax return. The Company uses the specific charge-off method for computing reserves for bad debts. Generally this method allows the Company to deduct an annual addition to the reserve for bad debts equal to its net charge-offs.

The provision for income taxes for the fiscal years ended September 30, 2019, 2018 and 2017 consists of the following:

Current:
Federal expense	$2,133	$2,429	$801
State expense	205	-	-
Total current taxes	2,338	2,429	801

Change in corporate tax rate	-	1,756	-
Deferred income tax expense (benefit)	(188)	(484)	140
Total income tax provision	$2,150	$3,701	$941

Items that gave rise to significant portions of deferred income taxes are as follows:

	September 30,
	2019	2018
	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,488	$1,445
Nonaccrual interest	487	312
Accrued vacation	7	29
Capital loss carryforward	121	356
Split dollar life insurance	9	10
Post-retirement benefits	76	85
Unrealized losses on available for sale securities	-	2,212
Unrealized losses on interest rate swaps	1,836	-
Deferred compensation	809	838
Goodwill	69	80
Other	64	55
Employee benefit plans	216	239

Total deferred tax assets	5,182	5,661
Valuation allowance	(121)	(356)
Total deferred tax assets, net of valuation allowance	5,061	5,305

Deferred tax liabilities:
Property	141	179
Realized gain on equity securities	19	-
Unrealized gains on available for sale securities	2,153	-
Unrealized gains on interest rate swaps	-	44
Purchase accounting adjustments	215	59
Deferred loan fees	175	368

Total deferred tax liabilities	2,703	650

Net deferred tax assets	$2,358	$4,655

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. The valuation allowance totaled $121,000 and $356,000 at September 30, 2019 and 2018, respectively.

The income tax expense differs from that computed at the statutory federal corporate tax rate as follows:

	Year Ended September 30,
	2019		2018		2017
		Percentage		Percentage		Percentage
		of Pretax		of Pretax		of Pretax
	Amount	Income	Amount	Income	Amount	Income (Loss)
	(Dollars in Thousands)
Tax at statutory rate	$2,453	21.0%	$2,611	24.3%	$1,265	34.0%
Adjustments resulting from:
State tax expense	162	1.3	-	-	-	-
Change in corporate tax rate	-	-	1,756	16.2	-	-
Tax exempt income	(313)	(2.7)	(77)	(0.7)	(109)	(2.9)
Nondeductible merger expenses	-	-	-	-	80	2.1
Income from bank owned life insurance	(135)	(1.1)	(155)	(1.4)	(230)	(6.2)
Employee benefit plans	(27)	(0.2)	(134)	(1.2)	(39)	(1.1)
Other	10	0.1	(300)	(2.9)	(26)	(0.6)

Income tax expense	$2,150	18.4%	$3,701	34.3%	$941	25.3%

On December 22, 2017, federal tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was enacted. The Tax Act makes broad and complex changes to the U.S. tax code that affected our income tax rate in fiscal 2018. The Tax Act reduced the U.S. federal corporate tax rate from 34% to 21%. As a result, the Company was required to re-measure, through income tax expense, the deferred tax assets and liabilities using the enacted rate at which they are expected to be recovered or settled. The revaluation of the net deferred tax asset resulted in additional income tax expense of $1.8 million for the fiscal year ended September 30, 2018.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined) and risk-weighted assets (as defined), and of total capital (as defined) to risk-weighted assets. Management believes, as of September 30, 2019 and 2018, that the Company and the Bank met all regulatory capital adequacy requirements to which they each are subject.

To be categorized as well capitalized, the Bank must maintain the minimum Tier 1 capital, Tier 1 common equity, Tier 1 risk-based and total risk-based ratios as set forth in the table below.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2019:
Tier 1 capital (to average assets)
Company	$131,859	10.89%	N/A	N/A	N/A	N/A
Bank	129,486	10.49	$49,386	4.0%	$61,732	5.0%
Tier 1 Common (to risk-weighted assets)
Company	131,859	18.43	N/A	N/A	N/A	N/A
Bank	129,486	18.10	32,190	4.5	46,497	6.5
Tier 1 capital (to risk-weighted assets)
Company	131,859	18.43	N/A	N/A	N/A	N/A
Bank	129,486	18.10	28,613	6.0	42,920	8.0
Total capital (to risk-weighted assets)
Company	137,842	19.27	N/A	N/A	N/A	N/A
Bank	135,469	18.94	57,227	8.0	71,534	10.0

September 30, 2018:
Tier 1 capital (to average assets)
Company	$129,890	12.51%	N/A	N/A	N/A	N/A
Bank	123,199	11.86	$41,542	4.0%	$51,928	5.0%
Tier 1 Common (to risk-weighted assets)
Company	129,890	19.74	N/A	N/A	N/A	N/A
Bank	123,199	18.73	29,603	4.5	42,759	6.5
Tier 1 capital (to risk-weighted assets)
Company	129,890	19.74	N/A	N/A	N/A	N/A
Bank	123,199	18.73	26,313	6.0	39,470	8.0
Total capital (to risk-weighted assets)
Company	135,374	20.58	N/A	N/A	N/A	N/A
Bank	128,683	19.56	52,627	8.0	65,783	10.0

13.	EMPLOYEE BENEFITS

The Bank is a member of a multi-employer (under the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986) defined benefit pension plan covering all employees meeting certain eligibility requirements. The Bank’s policy is to fund pension costs accrued. The expense relating to this plan for the years ended September 30, 2019, 2018 and 2017 was $632,000, $441,000 and $379,000, respectively. There are no collective bargaining agreements in place that require contributions to the plan. Additional information regarding the plan as of September 30, 2019 is noted below:

Legal Name of Plan	Pentegra Defined Benefit Plan for Financial Institutions
Plan Employer Identification Number	13-5645888
The Company's Contribution for the year ended September 30, 2019	$632,000
Are Company's Contributions more than 5% of total contributions?	No
Funded Status	85.86%

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

The Bank also has a defined contribution plan for employees meeting certain eligibility requirements. The defined contribution plan may be terminated at any time at the discretion of the Bank. There was an expense of $126,000 relating to this plan for the year ended September 30, 2019. There was an expense of $102,000 relating to this plan for the year ended September 30, 2018. There was no expense relating to the plan for 2017.

As of December 31, 2016, the Boards of Directors of the Company and the Bank voted to terminate the Bank’s employee stock ownership plan (“ESOP”) effective December 31, 2016. The final allocation was made to the individual participants during December 2017. The expense relating to the ESOP for the years ended September 30, 2019, 2018 and 2017 was $-0-, $-0- and $152,000, respectively.

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

During the year ended September 30, 2019, approximately $620,000 was recognized in compensation expense for the RRP. During the year ended September 30, 2018, approximately $565,000 was recognized in compensation expense for the RRP. During the year ended September 30, 2017, approximately $578,000 was recognized in compensation expense for the RRP. At September 30, 2019, approximately $713,000 of additional compensation expense for the shares awarded related to the RRP remained unrecognized. The weighted average period over which this expense will be recognized is 2.4 years.

A summary of the Company’s non-vested stock award activity for the years ended September 30, 2019 and 2018 is presented in the following table:

	Year Ended September 30, 2019
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock awards at beginning of year	116,916	$14.36
Issued	-	-
Forfeited	(1,812)	12.43
Vested	(46,124)	13.43
Non-vested stock awards at the end of the period	68,980	$15.05

	Year Ended September 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock awards at beginning of year	142,594	$12.79
Issued	26,500	18.46
Forfeited	(5,243)	11.91
Vested	(46,935)	12.16
Nonvested stock awards at the end of the period	116,916	$14.36

	Year Ended September 30, 2017
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock awards at beginning of year	172,788	$12.03
Issued	17,128	17.43
Forfeited	(1,467)	10.47
Vested	(45,855)	11.72
Nonvested stock awards at the end of the period	142,594	$12.79

The Company maintains the 2008 Stock Option Plan (the “Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 (on a converted basis) shares of common stock were approved for future issuance pursuant to the Option Plan. As of September 30, 2018, all of the options had been awarded under the Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 605,000 shares were awarded during February 2015 pursuant to the 2014 SIP. During August 2016, the Company granted 18,866 shares under the Option Plan and 8,634 shares under the 2014 SIP. In March 2017, the Company granted 22,828 shares under the 2014 SIP. In May 2017, the Company granted 25,000 shares under the 2014 SIP and 283 shares under the Option Plan. In March 2018, the Company granted 159,265 shares under the 2014 SIP and 18,235 shares under the Option Plan. In July 2019, the Company granted 39,702 shares under the 2014 SIP. No further grants can be made under the Option Plan in accordance with its terms.

A summary of the status of the Company’ stock options under the Option Plan and the 2014 SIP as of September 30, 2019, 2018, and 2017 and changes during the years ended September 30, 2019, 2018, and 2017 are presented below:

	Year Ended September 30, 2019
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	869,026	$13.41
Granted	39,702	18.16
Exercised	(109,694)	11.91
Forfeited	(6,000)	12.23
Outstanding at the end of the period	793,034	13.86
Exercisable at the end of the period	489,288	$12.21

	Year Ended September 30, 2018
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	922,564	$12.04
Granted	177,500	18.46
Exercised	(216,796)	11.76
Forfeited	(14,242)	11.90
Outstanding at the end of the period	869,026	13.41
Exercisable at the end of the period	451,899	$11.45

	Year Ended September 30, 2017
	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	921,909	$11.70
Granted	47,828	17.92
Exercised	(43,890)	11.41
Forfeited	(3,283)	11.84
Outstanding at the end of the period	922,564	12.04
Exercisable at the end of the period	554,802	$11.47

The weighted average remaining contractual term of the outstanding options was approximately 6.1 years for options outstanding as of September 30, 2019.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013, $4.67 for the options granted during fiscal 2014, $4.58 for options granted during fiscal 2015, $2.13 for options granted during fiscal 2016, $3.18 for options granted during fiscal 2017, $3.63 for options granted during fiscal 2018 and $3.38 for options granted in 2019. The fair value for grants made in fiscal 2017 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $17.43, term of seven years, volatility rate of 14.37%, interest rate of 2.22% and a yield rate of 0.69%. The fair value for grants made in fiscal 2018 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $18.46, term of seven years, volatility rate of 15.90%, interest rate of 2.82% and a yield rate of 1.08%. The fair value for grants made in fiscal 2019 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $18.16, term of seven years, volatility rate of 17.76%, interest rate of 1.87% and a yield rate of 1.10%.

During the year ended September 30, 2019, $573,000 was recognized in compensation expense for the Option Plan and the 2014 SIP. During the year ended September 30, 2018, $540,000 was recognized in aggregate compensation expense for the Option Plan and the 2014 SIP. During the year ended September 30, 2017, $531,000 was recognized in aggregate compensation expense for the Option Plan and the 2014 SIP. At September 30, 2019, approximately $1.1 million of additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 2.8 years.

14.	INTEREST RATE SWAP AGREEMENTS

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

The Company has contracted with a third party to participate in interest rate swap contracts. One of the swaps is a cash flow hedge associated with FHLB advances at both September 30, 2019 and September 30, 2018, while there are eleven additional cash flow hedges tied to wholesale funding at September 30, 2019. These interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. During the fiscal year ended September 30, 2019, $12,000 of expense was recognized as ineffectiveness through earnings, while $48,000 of income was recognized as ineffectiveness through earnings during fiscal 2018. There were nine interest rate swaps designated as fair value hedges involving the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements that were applicable to three loans and seven investment securities as of September 30, 2019 and three loans and seven investments at September 30, 2018. The fair value of the swaps is recorded in the other liabilities section of the statement of financial condition.

Below is a summary of the interest rate swap agreements and the terms as of September 30, 2019 and 2018.

2019
Hedged	Notional	Pay Rate		Receive	Maturity Date		Unrealized
Item	Amount	from	to	Rate	from	to	Gain (Loss)
(Dollars in thousands)
FHLB Advance	$10,000	2.70%	2.70%	1 Mth Libor	10-Apr-25	10-Apr-25	$(719)
State and political subdivisions	21,570	3.06%	3.07%	3 Mth Libor	1-Feb-27	1-May-28	(2,502)
Commercial loans	17,339	4.10%	5.74%	1 Mth Libor +225 to 276 bp	13-Jun-25	1-Aug-26	-
30 day wholesale funding	65,000	1.94%	2.51%	1 Mth Libor	15-Feb-24	12-Jun-26	(1,415)
90 day wholesale funding	135,000	2.51%	2.78%	3 Mth Libor	11-Jan-24	27-Mar-24	(6,605)

							$(11,241)

2018
Hedged	Notional	Pay Rate		Receive	Maturity Date		Unrealized
Item	Amount	from	to	Rate	from	to	Gain (Loss)
(Dollars in thousands)
FHLB Advance	$10,000	2.70%	2.70%	1 Mth Libor	10-Apr-25	10-Apr-25	$129
State and political subdivisions	21,570	3.06%	3.07%	3 Mth Libor	1-Feb-27	1-May-28	82
Commercial loans	9,400	4.10%	5.74%	1 Mth Libor +250 to 276 bp	13-Jun-25	1-Aug-26	-

							$211

15.	COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2019, the Company had $32.4 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 1.99% to 6.50%. At September 30, 2018, the Company had $40.4 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 4.25% to 6.25%. The aggregate undisbursed portion of loans-in-process amounted to $114.5 million and $54.5 million, respectively, at September 30, 2019 and 2018.

The Company also had commitments under unused lines of credit of $37.5 million as of September 30, 2019 and $51.9 million as of September 30, 2018 and letters of credit outstanding of $1.5 million as of September 30, 2019 and $1.6 million as of September 30, 2018.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At September 30, 2019, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $1.4 million. This exposure is for the life of the related loans and payables, on the Company’s proportionate share, as actual losses are incurred.

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2019 and 2018, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets as of September 30, 2019 which are to be measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$24,865	$-	$24,865
State and political subdivisions	-	47,646	-	47,646
Mortgage-backed securities - U.S. Government agencies	-	370,772	-	370,772
Corporate bonds	-	69,539	-	69,539
Equity securities	95	-	-	95
Total	$95	$512,822	$-	$512,917

Liabilities:
Interest rate swap contracts	$-	$11,241	$-	$11,241
Total	$-	$11,241	$-	$11,241

Those assets as of September 30, 2018 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$24,171	$-	$24,171
State and political subdivisions	-	21,536	-	21,536
Mortgage-backed securities - U.S. Government agencies	-	187,360	-	187,360
Corporate bonds	-	73,083	-	73,083
FHLMC preferred stock	37	-	-	37
Interest rate swap contracts	-	211	-	211
Total	$37	$306,361	$-	$306,398

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparable included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value of $15.5 million and $14.3 million at September 30, 2019 and 2018, respectively.

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

Summary of Non-Recurring Fair Value Measurements

	At September 30, 2019
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$15,542	$15,542
Real estate owned	-	-	348	348
Total	$-	$-	$15,890	$15,890

	At September 30, 2018
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$16,048	$16,048
Real estate owned	-	-	1,026	1,026
Total	$-	$-	$17,074	$17,074

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within level 3 of the fair value hierarchy:

	At September 30, 2019
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$15,542	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 9% discount / 7%
Real estate owned	$348	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	22% discount

	At September 30, 2018
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$16,048	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 8% discount / 6%
Real estate owned	$1,026	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	18% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes in the financial statements. The September 30, 2018, fair value of each class of financial instruments disclosure did not utilize the exit price notion when measuring fair value and, therefore, would not be comparable to the September 30, 2019 disclosure. The Company estimated the fair value based on guidance from ASC 820-10, Fair Value Measurements, which defines fair value as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is no active observable market for sale information on community bank loans and, thus, Level 3 fair value procedures were utilized, primarily in the use of present value techniques incorporating assumptions that market participants would use in estimating fair values.

			Fair Value Measurements at
			September 30, 2019
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$47,968	$47,968	$47,968	$-	$-
Certificates of deposit	2,351	2,351	2,351	-	-
Investment and mortgage-backed securities available for sale	512,822	512,822	-	512,822	-
Equity securities	95	95	95
Investment and mortgage-backed securities held to maturity	68,635	69,507	-	69,507	-
Loans receivable, net	585,456	585,476	-	-	585,476
Accrued interest receivable	4,549	4,549	4,549	-	-
Restricted stock	16,406	16,406	16,406	-	-
Bank owned life insurance	31,841	31,841	31,841	-	-

Liabilities:
Checking accounts	75,596	75,596	75,596	-	-
Money market deposit accounts	75,766	75,766	75,766	-	-
Passbook, club and statement savings accounts	80,899	80,899	80,899	-	-
Certificates of deposit	513,183	529,099	-	-	529,099
Accrued interest payable	4,328	4,328	4,328	-	-
Advances from FHLB -short-term	90,000	90,000	90,000		-
Advances from FHLB -long-term	286,904	293,839	-	-	293,839
Advances from borrowers for taxes and insurance	2,332	2,332	2,332	-	-
Interest rate swap contracts	11,241	11,241	-	11,241	-

			September 30, 2018
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$48,171	$48,171	$48,171	$-	$-
Certificates of deposit	1,604	1,604	1,604	-	-
Investment and mortgage-backed securities available for sale	306,187	306,187	37	306,150	-
Investment and mortgage-backed securities held to maturity	59,852	55,927	-	55,927	-
Loans receivable, net	602,932	598,596	-	-	598,596
Accrued interest receivable	3,825	3,825	3,825	-	-
Restricted stock	7,585	7,585	7,585	-	-
Interest rate swap contracts	225	225	-	225	-
Bank owned life insurance	28,691	28,691	28,691	-	-

Liabilities:
Checking accounts	62,886	62,886	62,886	-	-
Money market deposit accounts	60,686	60,686	60,686	-	-
Passbook, club and statement savings accounts	96,866	96,866	96,866	-	-
Certificates of deposit	563,820	569,375	-	-	569,375
Accrued interest payable	3,232	3,232	3,232	-	-
Advances from FHLB -short-term	10,000	10,000	10,000	-	-
Advances from FHLB -long-term	144,683	141,116	-	-	141,116
Advances from borrowers for taxes and insurance	2,083	2,083	2,083	-	-

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

Checking Accounts, Money Market Deposit Accounts, Passbook Accounts, Club Accounts, Statement Savings Accounts, and Certificates of Deposit—The fair value of passbook accounts, club accounts, statement savings accounts, checking accounts, and money market deposit accounts is the amount reported in the financial statements. The fair value of certificates of deposit is based on market rates currently offered for deposits with similar remaining periods until maturity.

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

17.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp completed on January 1, 2017.

	Balance			Balance
	October 1,	Additions/		September 30,	Amortization
	2018	Adjustments	Amortization	2019	Period
			(Dollars in Thousands)
Goodwill	$6,102	$-	$-	$6,102
Core deposit intangible	571	-	(123)	448	10 years
	$6,673	$-	$(123)	$6,550

As of September 30, 2019, the future fiscal periods amortization expense for the core deposit intangible is:

(Dollars in Thousands)
2020	$108
2021	93
2022	78
2023	64
2024	49
Thereafter	56
$448

18.	PRUDENTIAL BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENT OF FINANCIAL CONDITION
September 30,	2019	2018
	(Dollars in Thousands)
Assets:
Cash	$1,004	$5,435
Investment in Bank	137,238	121,718
Other assets	1,369	1,256
Total assets	$139,611	$128,409

Stockholders' equity:
Preferred stock	-	-
Common stock	108	108
Additional paid-in-capital	118,384	118,345
Treasury stock	(29,698)	(27,744)
Retained earnings	49,625	45,854
Accumulated other comprehensive income (loss)	1,192	(8,154)

Total stockholders' equity	$139,611	$128,409

INCOME STATEMENT
For the year ended September 30,	2019	2018	2017
	(Dollars in Thousands)

Interest on ESOP loan	$-	$-	$59
Equity in the undistributed earnings of the Bank	9,954	7,465	3,255
Other income	-	-	-

Total income	9,954	7,465	3,314

Professional services	168	168	369
Other expense	369	362	413

Total expense	537	530	782

Income before income taxes	9,417	6,936	2,532

Income tax benefit	(113)	(128)	(246)

Net income	$9,530	$7,064	$2,778

CASH FLOWS
For the year ended September 30,	2019	2018	2017
	(Dollars in Thousands)
Operating activities:
Net income	$9,530	$7,064	$2,778
Other, net	(115)	(108)	46
Equity in the undistributed earnings of the Bank	(9,954)	(7,465)	(3,255)

Net cash used in operating activities	(539)	(509)	(431)

Investing activities:
Repayments received on ESOP loan	-	-	5,277
Acquisitions, net of cash	-	-	3,966

Net cash provided by investing activities	-	-	9,243

Financing activities:
Purchase of treasury stock	(3,108)	(2,548)	(4,526)
Cash dividends paid	(5,784)	(6,300)	(1,035)
Dividends from the Bank	5,000	5,000	-
Net cash used in financing activities	(3,892)	(3,848)	(5,561)

Net (decrease) increase in cash and cash equivalents	(4,431)	(4,357)	3,251

Cash and cash equivalents, beginning of year	5,435	9,792	6,541

Cash and cash equivalents, end of year	$1,004	$5,435	$9,792

19.	CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the years ended September 30, 2019, 2018, and 2017 is as follows:

	September 30, 2019				September 30, 2018

	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr
	(Dollars in Thousands, Except Per Share Data)
Interest income	$10,001	$11,134	$11,273	$11,631	$8,036	$8,355	$8,931	$9,529
Interest expense	3,986	4,811	5,058	5,434	1,900	2,127	2,709	3,401
Net interest income	6,015	6,323	6,215	6,197	6,136	6,228	6,222	6,128
Provision for loan losses	0	0	0	100	210	150	325	125
Net interest income after provision for loan losses	6,015	6,323	6,215	6,097	5,926	6,078	5,897	6,003
Non-interest income	380	542	1,187	985	415	567	985	533
Non-interest expense	3,992	4,146	4,190	3,696	4,043	3,869	3,770	3,957
Income before income tax expense	2,403	2,719	3,212	3,386	2,298	2,776	3,112	2,579
Income tax expense	429	380	582	799	2,264	619	676	142
Net income	$1,974	$2,339	$2,630	$2,587	$34	$2,157	$2,436	$2,437

Per share:
Earnings per share - basic	$0.22	$0.27	$0.30	$0.30	$0.00	$0.24	$0.28	$0.27
Earnings per share - diluted	$0.22	$0.26	$0.29	$0.29	$0.00	$0.24	$0.26	$0.26
Dividends per share	$0.05	$0.05	$0.50	$0.05	$0.20	$0.05	$0.05	$0.40

	September 30, 2017

	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr
	(Dollars in Thousands, Except Per Share Data)
Interest income	$4,505	$6,671	$7,430	$7,737
Interest expense	858	1,373	1,377	1,656
Net interest income	3,647	5,298	6,053	6,081
Provision for loan losses	185	2,365	30	410
Net interest income after provision for loan losses	3,462	2,933	6,023	5,671
Non-interest income	358	518	625	699
Non-interest expense	2,720	6,763	3,500	3,587
Income (loss) before income tax expense	1,100	(3,312)	3,148	2,783
Income tax expense(benefit)	370	(1,171)	1,031	711
Net income	$730	$(2,141)	$2,117	$2,072

Per share:
Earnings (loss) per share - basic	$0.09	$(0.27)	$0.25	$0.26
Earnings (loss) per share - diluted	$0.09	$(0.27)	$0.25	$0.24
Dividends per share	$0.03	$0.03	$0.03	$0.03

Due to rounding, the sum of the earnings per share in individual quarters may differ from reported amounts.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2019. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

Management's Report of Internal Control over Financial Reporting. Management is responsible for designing, implementing, documenting, and maintaining an adequate system of internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934. An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:

•	maintain records that accurately reflect the Company’s transactions;
•	prepare financial statement and footnote disclosures in accordance with U.S. GAAP that can be relied upon by external users; and
•	prevent and detect unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of September 30, 2019. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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
Chief Financial Officer and Treasurer

Changes in Internal Controls over Financial Reporting. No change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 19, 2020, is expected to be which filed with the Securities and Exchange Commission within 120 days of September 30, 2019 ("Definitive Proxy Statement").

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

Item 11. Executive Compensation

The information required herein is incorporated by reference from the sections captioned "Management Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company’s Definitive Proxy Statement.

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

Equity Compensation Plan Information. The following table provides information as of September 30, 2019 with respect to shares of common stock that may be issued under the existing equity compensation plans, which consist of the 2008 Stock Option Plan, the 2008 Recognition and Retention Plan and the 2014 Stock Incentive Plan, all of which were approved by the Company’s shareholders. The share amounts set forth below with respect to the 2008 Stock Option Plan and the 2008 Recognition and Retention Plan have been adjusted for the exchange of shares in connection with the second-step conversion completed on October 9, 2013, at an exchange ratio of 0.9442 of a share of Company common stock for each share of Old Prudential Bancorp common stock held by other than Prudential Mutual Holding Company.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	862,014	(1)	$13.96	(1)	302,527
Equity compensation plans not approved by security holders	--		--		--
Total	862,014		$13.96		302,527

(1)	Includes 68,980 shares subject to restricted stock grants which were not vested as of September 30, 2019. The weighted average exercise price excludes such restricted stock grants.

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

Consolidated Statements of Financial Condition
Consolidated Statements of Operations Consolidated Statement of Comprehensive Income (Loss)
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation of Prudential Bancorp, Inc. (1)
3.2	Bylaws of Prudential Bancorp, Inc. (1)
4.0	Form of Stock Certificate of Prudential Bancorp, Inc. (1)
10.1	Amended and Restated Post Retirement Agreement between Prudential Savings Bank and Joseph W. Packer, Jr. (2)*
10.2	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. and Diane B. Packer(2)*
10.3	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. (2)*
10.4	Amendment No. 1 to Split-Dollar Agreement between the Bank and Joseph W. Packer, Jr. (2)*
10.5	Settlement Agreement, dated November 7, 2008, by and among Prudential Mutual Holding Company, Prudential Bancorp, Inc. of Pennsylvania, Prudential Savings Bank, Stilwell Value Partners, I, L.P., Stilwell Partners L.P., Stilwell Value LLC, Joseph Stilwell and John Stilwell (3)
10.6	Prudential Bancorp, Inc. of Pennsylvania 2008 Stock Option Plan (4)*
10.7	Prudential Bancorp, Inc. of Pennsylvania 2008 Recognition and Retention Plan and Trust Agreement (4)*

10.8	Amendment No.2 to Split-Dollar Agreement between the Bank and Joseph W. Packer, Jr.*(5)
10.9	Endorsement Split Dollar Insurance Agreement dated June 1, 2017 between Jack Rothkopf and Prudential Savings Bank (6)*
10.10	2014 Stock Incentive Plan(7)*
10.11	Severance Agreement between Prudential Savings Bank and Jack E. Rothkopf (8)*
10.12	Separation Agreement between Prudential Bancorp, Inc., Prudential Savings Bank and Joseph R. Corrato (9)*
10.13	Amended and Restated Employment Agreement between Prudential Bancorp, Inc., Prudential Savings Bank and Dennis Pollack (12)*
10.14	Retirement agreement between Prudential Bancorp, Inc., Prudential Savings Bank and Thomas A. Vento (11)*
10.15	Amendment No. 1 to the Amended and Restated Employment Agreement between Prudential Bancorp, Inc., Prudential Bank and Dennis Pollack (13)*
10.16	Employment Agreement between Prudential Bancorp, Inc., Prudential Savings Bank and Anthony V. Migliorino (12)*
10.17	Amendment No. 1 to the Employment Agreement between Prudential Bancorp, Inc., Prudential Bank and Anthony V. Migliorino (13)*
10.18	Split Dollar Endorsement Agreement dated June 1, 2017 between Dennis Pollack and the Bank (6)*
10.19	Split Dollar Endorsement Agreement dated June 1, 2017 between Anthony V. Migliorino and the Bank (6)*
10.20	Amendment No. 2 to the Employment Agreement between Prudential Bancorp, Inc., Prudential Bank and Anthony V. Migliorino (14)*
10.21	Severance Agreement between Prudential Savings Bank and Kevin Gallagher (15)*
10.22	Split Dollar Endorsement agreement dated June 19, 2019 between Kevin Gallagher and the Bank (16)*
31.1	Section 1350 Certification of the Chief Executive Officer
31.2	Section 1350 Certification of the Chief Financial Officer
32.0	Section 906 Certification
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) hereof.

(1)	Incorporated by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-189321) filed with the SEC on June 14, 2013.

(2)	Incorporated by reference from the Current Report on Form 8-K, of Prudential Bancorp, Inc. of Pennsylvania dated November 19, 2008 and filed with the SEC on November 25, 2008 (SEC File No. 000-51214).

(3)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania, dated November 7, 2008 and filed with the SEC on November 7, 2008 (SEC File No. 000-51214).

(4)	Incorporated by reference from Appendices A (2008 Stock Option Plan) and B (2008 Recognition and Retention Plan and Trust Agreement”) of the definitive proxy statement of Prudential Bancorp, Inc. of Pennsylvania (SEC File No. 000-51214) filed with the SEC on November 26, 2008.

(5)	Incorporated by reference from the Annual Report on Form 10-K of Prudential Bancorp, Inc. of Pennsylvania for the year ended September 30, 2012 filed with the SEC on December 21, 2012 (SEC File No. 000-51214)

(6)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania dated June 1, 2017 and filed with the SEC on June 1, 2017 (SEC File No. 000-51214).

(7)	Incorporated by reference from Appendix A of the definitive proxy statement of Prudential Bancorp, Inc. filed with the SEC on December 30, 2014 (SEC File No. 000-55084).

(8)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated December 28, 2015 and filed with the SEC on December 28, 2015 (SEC File No. 000-55084).

(9)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated May 3, 2016 and filed with the SEC on May 3, 2016 (SEC File No. 000-55084).

(10)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated May 16, 2016 and filed with the SEC on May 16, 2016 (SEC File No. 000-55084).

(11)	Incorporated by reference from the Quarterly Report on Form 10-K of Prudential Bancorp, Inc. for the quarter ended December 31, 2015 filed with the SEC on February 9, 2016 (SEC File No. 000-55084).

(12)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated December 19, 2016 and filed with the SEC on December 22, 2016 (SEC File No. 000-55084).

(13)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated November 17, 2017 and filed with the SEC on November 22, 2017 (SEC File No. 000-55084).

(14)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated August 15, 2018 and filed with the SEC on August 15, 2018 (SEC File No. 000-55084).

(15)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated March 26, 2018 and filed with the SEC on March 30, 2018 (SEC File No. 000-55084).

(16)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated June 19, 2019 and filed with the SEC on June 21, 2019 (SEC File No. 000-55084).

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential Bancorp, Inc.

December 16, 2019	By:	/s/Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bruce E. Miller	December 16, 2019
Bruce E. Miller
Chairman of the Board

/s/ A. J. Fanelli	December 16, 2019
A. J. Fanelli
Director

/s/ John C. Hosier	December 16, 2019
John C. Hosier
Director

/s/ Francis V. Mulcahy	December 16, 2019
Francis V. Mulcahy
Director

/s/ Dennis Pollack	December 16, 2019
Dennis Pollack
Director, President and Chief Executive President

/s/ Jack E. Rothkopf	December 16, 2019
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer, Treasurer
Chief Accounting Officer