Form 10-Q
period 2019-12-31
PRUDENTIAL BANCORP, INC.
filed 2020-02-10
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of January 31, 2020, 10,819,006 shares were issued and 8,895,474 were outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,
	2019	2019
	(Dollars in Thousands, Except Per Share Data)
ASSETS

Cash and amounts due from depository institutions	$2,142	$2,395
Interest-bearing deposits	26,665	45,573

Total cash and cash equivalents	28,807	47,968

Certificates of deposit	2,351	2,351
Investment and mortgage-backed securities available for sale at fair value	530,918	512,822
Investment and mortgage-backed securities held to maturity (fair value— December 31, 2019, $70,710; September 30, 2019, $69,507)	70,219	68,635
Equity securities	77	95
Loans receivable—net of allowance for loan losses (December 31, 2019, $5,528; September 30, 2019, $5,393)	588,847	585,456
Accrued interest receivable	4,603	4,549
Real estate owned	491	348
Restricted stock—at cost	17,579	16,406
Office properties and equipment—net	7,175	7,206
Bank owned life insurance	32,010	31,841
Deferred tax assets-net	2,189	2,358
Goodwill	6,102	6,102
Core deposit intangible	418	448
Prepaid expenses and other assets	3,615	2,849
TOTAL ASSETS	$1,295,401	$1,289,434

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$20,637	$16,949
Interest-bearing	700,298	728,495
Total deposits	720,935	745,444
Advances from Federal Home Loan Bank (short-term)	130,000	90,000
Advances from Federal Home Loan Bank (long-term)	278,156	286,904
Accrued interest payable	2,038	4,328
Advances from borrowers for taxes and insurance	3,309	2,332
Accounts payable and accrued expenses	18,664	20,815

Total liabilities	1,153,102	1,149,823

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 10,819,006 issued and 8,889,447 outstanding at December 31, 2019; 10,819,006 issued and 8,889,447 outstanding at September 30, 2019	108	108
Additional paid-in capital	118,673	118,384
Treasury stock, at cost: 1,929,559 shares at December 31, 2019 and September 30, 2019	(29,698)	(29,698)
Retained earnings	51,391	49,625
Accumulated other comprehensive income	1,825	1,192

Total stockholders' equity	142,299	139,611

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,295,401	$1,289,434

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2019	2018
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME:
Interest on loans, including fees	$6,830	$6,462
Interest on mortgage-backed securities	2,793	1,755
Interest and dividends on investments	1,802	1,532
Interest on interest-bearing assets	402	252

Total interest income	11,827	10,001

INTEREST EXPENSE:
Interest on deposits	3,125	3,040
Interest on advances from FHLB (short-term)	456	67
Interest on advances from FHLB (long-term)	1,903	879

Total interest expense	5,484	3,986

NET INTEREST INCOME	6,343	6,015

PROVISION FOR LOAN LOSSES	125	-

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	6,218	6,015

NON-INTEREST INCOME:
Fees and other service charges	165	178
Gain on sale of securities available for sale	318	-
Loss on equity securities	(18)	-
Gain on sale of loans, net	26	-
Swap income	33	3
Income from bank owned life insurance	169	154
Other	139	45

Total non-interest income	832	380

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,298	2,174
Data processing	192	183
Professional services	404	401
Office occupancy	204	238
Depreciation	155	155
Director compensation	59	65
Advertising	39	81
Core deposit amortization	30	33
Other	640	662
Total non-interest expense	4,021	3,992

INCOME BEFORE INCOME TAXES	3,029	2,403

INCOME TAXES:
Current expense	566	559
Deferred tax benefit	-	(130)

Total income tax expense	566	429

NET INCOME	$2,463	$1,974

BASIC EARNINGS PER SHARE	$0.28	$0.22

DILUTED EARNINGS PER SHARE	$0.28	$0.22

DIVIDENDS PER SHARE	$0.07	$0.05

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended December 31,
	2019	2018

	(Dollars in Thousands)
Net income	$2,463	$1,974

Unrealized holding (losses) gains on available-for-sale securities	(1,173)	3,424
Tax effect	246	(719)
Unrealized holding gains (losses) on interest rate swaps	2,292	(739)
Tax effect	(481)	155
Reclassification adjustment for net gains recorded in net income	(318)	-
Tax effect	67	-
Total other comprehensive income	633	2,121

Comprehensive income	$3,096	$4,095

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Earnings	Income	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2019	$108	$118,384	$(29,698)	$49,625	$1,192	$139,611

Net income				2,463		2,463

Other comprehensive income					633	633

Dividends paid ($0.07 per share)				(622)		(622)

Stock option expense		153				153

Restricted share award expense		136				136

Reclassification for adoption of ASC Topic 842				(75)		(75)

BALANCE, December 31, 2019	$108	$118,673	$(29,698)	$51,391	$1,825	$142,299

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Earnings	(Loss) Income	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2018	$108	$118,345	$(27,744)	$45,854	$(8,154)	$128,409

Net income				1,974		1,974

Other comprehensive income					2,121	2,121

Dividends paid ($0.05 per share)				(447)		(447)

Purchase of treasury stock (96,165 shares)			(1,687)			(1,687)

Treasury stock used for employee benefit plans(1,773 shares)		(32)	32			-

Stock option expense		151				151

Restricted share award expense		157				157

BALANCE, December 31, 2018	$108	$118,621	$(29,399)	$47,381	$(6,033)	$130,678

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2019	2018
OPERATING ACTIVITIES:	(Dollars in Thousands)
Net income	$2,463	$1,974
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	155	155
Net accretion of premiums/discounts	(721)	(435)
Provision for loan losses	125	-
Gain on sale of investment and mortgage-backed securities	(318)	-
Net amortization of deferred loan fees and costs	(92)	(7)
Loss on equity securities	18	-
Writedown of real estate owned	40	-
Gain on sale of loans	(26)	-
Proceeds from the sale of loans held for sale	4,937	-
Origination of loans held for sale	(4,911)	-
Share-based compensation expense for stock options and awards	289	308
Income from bank owned life insurance	(169)	(154)
Deferred income tax benefit	-	(130)
Changes in assets and liabilities which used cash:
Accrued interest receivable	(54)	(315)
Accrued interest payable	(2,290)	(1,675)
Net other	(43)	285
Net cash (used in) provided by operating activities	(597)	6
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(60,376)	(86,650)
Purchase of investment and mortgage-backed securities held for maturity	(2,500)	-
Loans originated or acquired	(32,974)	(30,865)
Principal collected on loans	29,463	45,430
Proceeds from the sale of investment and mortgage-backed securities	17,774	-
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	902	2,230
Available-for-sale	23,346	3,978
Purchase of FHLB stock	(2,468)	(3,270)
Proceeds from redemption of FHLB stock	1,295	774
Purchases of equipment	(124)	(26)
Net cash used in investing activities	(25,662)	(68,399)
FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts,
and savings accounts	24,371	(3,125)
Net decrease in certificates of deposit	(48,880)	(28,716)
Net proceeds from FHLB advances (short-term)	40,000	58,500
Proceeds from FHLB advances (long-term)	-	23,500
Repayment of FHLB advances (long-term)	(8,748)	(19,232)
Increase in advances from borrowers for taxes and insurance	977	1,327
Cash dividends paid	(622)	(447)
Purchase of treasury stock	-	(1,687)
Net cash provided by financing activities	7,098	30,120

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,161)	(38,273)

CASH AND CASH EQUIVALENTS—Beginning of period	47,968	48,171

CASH AND CASH EQUIVALENTS—End of period	$28,807	$9,898
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid on deposits and advances from FHLB	$7,774	$5,661

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH ITEMS:
Real estate acquired in settlement of loans	$183	$-
Lease adoption:
Right of use lease asset	$1,415	$-
Lease liability	$1,536	$-

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Prudential Bancorp, Inc. (the “Company”) is a Pennsylvania corporation and the parent holding company for Prudential Bank (the “Bank”). The Company is a registered bank holding company.

The Bank is a community-oriented, Pennsylvania-chartered savings bank headquartered in South Philadelphia. The banking office network currently consists of the headquarters and main office (which includes a branch office), an administrative office, and nine additional full-service branch offices. Eight of the branch offices are located in Philadelphia (Philadelphia County), one is in Drexel Hill, Delaware County, and one is in Huntingdon Valley, Montgomery County (both Pennsylvania counties). The Bank maintains ATMs at all 10 of the banking offices. The Bank also provides on-line and mobile banking services.

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

Basis of presentation – The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The significant accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 81 through 85 of the Form 10-K for the year ended September 30, 2019.

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

Recently Adopted Accounting Pronouncements

Effective October 1, 2019, the Company adopted ASU 2016-02 – Leases. This Update and all subsequent ASU’s that modified Topic 842 set forth a new lease accounting model for lessors and lessees. For lessees, virtually all leases will have to be recognized on the balance sheet by recording a right-of-use asset and lease liability. Subsequent accounting for leases varies depending on whether the lease is an operating lease or a finance lease. The accounting provided by a lessor is largely unchanged from that applied under the existing guidance. The ASU requires additional qualitative and quantitative disclosures with objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The Update and its related amendments resulted in the recognition of operating right-of-use assets totaling $1.5 million and operating lease liabilities totaling $1.6 million. A $75,000 prior period adjustment to retained earnings was recognized as of October 1, 2019. The Company has presented the necessary disclosures in Note 15.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. The effective dates in this Update are the same as those applicable for ASU 2019-10. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), to simplify the accounting for income taxes, change the accounting for certain tax transactions, and make minor improvements to the codification. This Update provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The Update also changes current guidance for making an intraperiod allocation if there is a loss in continuing operations and gains outside of continuing operations; determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income. For public business entities, the amendments in this Update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2019		2018
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands, Except Per Share Data)
Net income	$2,463	$2,463	$1,974	$1,974

Weighted average shares outstanding	8,755,165	8,755,165	8,804,096	8,804,096
Effect of common stock equivalents	-	170,827	-	189,276
Adjusted weighted average shares used in earnings per share computation	8,755,165	8,925,992	8,804,096	8,993,372
Earnings per share - basic and diluted	$0.28	$0.28	$0.22	$0.22

As of December 31, 2019 and 2018, there were 550,832 and 666,526 shares of common stock, respectively, subject to options with exercise prices that were less than the then current market and which were included in the computation of diluted earnings per share. At December 31, 2019 and 2018, there were 242,202 and 198,084 shares that had exercise prices greater than the current market value and were considered anti-dilutive at such dates.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive (loss)income by component net of tax:

	Three Months Ended December 31,			Three Months Ended December 31,
	2019			2018
	Unrealized gain(loss) on AFS securities (a)	Unrealized gain(loss) on interest rate swaps (a)	Total accumulated other comprehensive income (loss)	Unrealized gain(loss) on AFS securities (a)	Unrealized gain(loss) on interest rate swaps (a)	Total accumulated other comprehensive income (loss)
Beginning balance, October 1	$8,098	$(6,906)	$1,192	$(8,320)	$166	$(8,154)
Other comprehensive (loss)income before reclassification	(927)	1,810	883	2,705	(584)	2,121
Total	7,171	(5,096)	2,075	(5,615)	(418)	(6,033)
Reclassification for net gains recorded in net income	(251)	-	(251)	-	-	-
Ending balance, December 31	$6,920	$(5,096)	$1,824	$(5,615)	$(418)	$(6,033)

(a) All amounts are net of tax.  Amounts in parentheses indicate losses.

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$20,836	$1	$(132)	$20,705
State and political subdivisions	75,965	463	(283)	76,145
Mortgage-backed securities - U.S. government agencies	357,032	6,783	(538)	363,277
Corporate bonds	68,325	2,472	(6)	70,791
Total securities available for sale	$522,158	$9,719	$(959)	$530,918

Securities Held to Maturity:
U.S. government and agency obligations	$45,849	$159	$(512)	$45,496
Mortgage-backed securities - U.S. government agencies	4,507	221	(2)	4,726
State and political subdivisions	19,863	635	(10)	20,488
Total securities held to maturity	$70,219	$1,015	$(524)	$70,710

The amortized cost and fair value of equity securities:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Equity securities
FHLMC preferred stock	$6	$71	$-	$77
Total equity securities	$6	$71	$-	$77

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$24,960	$3	$(98)	$24,865
State and political subdivisions	47,909	484	(747)	47,646
Mortgage-backed securities - U.S. government agencies	362,342	8,836	(406)	370,772
Corporate debt securities	67,360	2,217	(38)	69,539
Total debt securities available for sale	$502,571	$11,540	$(1,289)	$512,822

Securities Held to Maturity:
U.S. government and agency obligations	$43,349	$181	$(188)	$43,342
State and political subdivisions	20,474	645		21,119
Mortgage-backed securities - U.S. government agencies	4,812	238	(4)	5,046

Total securities held to maturity	$68,635	$1,064	$(192)	$69,507

The amortized cost and fair value of equity securities:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Equity securities
FHLMC preferred stock	$6	$89	$-	$95
Total equity securities	$6	$89	$-	$95

As of December 31, 2019, the Bank maintained $320.8 million of securities in a safekeeping account at the FHLB of Pittsburgh available to be used for collateral and convenience. As of December 31, 2019, The Bank was only required to hold $188.3 million as specific collateral for its borrowings; therefore the $132.5 million excess securities are not restricted and could be sold or transferred if needed.

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at December 31, 2019:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(33)	$9,967	$(99)	$3,738	$(132)	$13,705
State and political subdivisions	(58)	16,278	(225)	23,724	(283)	40,002
Mortgage-backed securities - US government agencies	(193)	32,496	(345)	33,505	(538)	66,001
Corporate bonds	-	-	(6)	1,022	(6)	1,022

Total securities available for sale	$(284)	$58,741	$(675)	$61,989	$(959)	$120,730

Securities Held to Maturity:
U.S. government and agency obligations	$(512)	$44,337	$-	$-	$(512)	$44,337
Mortgage-backed securities - US government agencies	(2)	759	-	-	(2)	759
State and political subdivisions	(10)	2,015	-	-	(10)	2,015

Total securities held to maturity	$(524)	$47,111	$-	$-	$(524)	$47,111

Total	$(808)	$105,852	$(675)	$61,989	$(1,483)	$167,841

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position at September 30, 2019:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(3)	$6,997	$(95)	$3,866	$(98)	$10,863
State and political subdivisions	(4)	890	(743)	23,784	(747)	24,674
Mortgage-backed securities - US government agencies	(86)	50,057	(320)	37,056	(406)	87,113
Corporate bonds	(13)	1,989	(25)	3,014	(38)	5,003

Total securities available for sale	$(106)	$59,933	$(1,183)	$67,720	$(1,289)	$127,653

Securities Held to Maturity:
U.S. government and agency obligations	$(188)	$14,811	$-	$-	$(188)	$14,811
Mortgage-backed securities - US government agencies	(4)	794	-	-	(4)	794
State and political subdivisions	-	-	-	-	-	-

Total securities held to maturity	$(192)	$15,605	$-	$-	$(192)	$15,605

Total	$(298)	$75,538	$(1,183)	$67,720	$(1,481)	$143,258

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

For both the three months ended December 31, 2019 and 2018, the Company did not record any credit losses on investment securities through earnings.

U.S. Government and Agency Obligations - At December 31, 2019, there were 16 securities in a gross unrealized loss position for less than 12 months while there was one security in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019.

Mortgage-Backed Securities – At December 31, 2019, there were 21 mortgage-backed securities in a gross unrealized loss position for less than 12 months, while there were 27 securities in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and all of them are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019.

Corporate Debt Securities – At December 31, 2019, there were no securities in a gross unrealized loss for less than 12 months, while there was one security in a gross unrealized loss position for more than 12 months at such date. These securities were issued by publicly reporting companies with an investment grade rating by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019.

State and political subdivisions – At December 31, 2019, there were two securities in a gross unrealized loss for less than 12 months, while there were twelve securities in a gross unrealized loss position for more than 12 months at such date. The unrealized losses on these debt securities relate principally to the changes in market interest rates in the financial markets and are not as a result of projected short fall of cash flows. These securities were issued by local municipalities/school districts with an investment grade rating by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2019.

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

	December 31, 2019
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due after one through five years	$1,707	$1,721	$20,571	$21,104
Due after five through ten years	24,121	24,600	47,754	49,688
Due after ten years	39,884	39,663	96,801	96,849

Total	$65,712	$65,984	$165,126	$167,641

During the three month period ended December 31, 2019, the Company sold securities with an aggregate amortized cost of $17.5 million for a recognized aggregate gain of $318,000. During the three month period ended December 31, 2018, the Company did not sell any securities.

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,	September 30,
	2019	2019
	(Dollars in Thousands)
One-to-four family residential	$262,706	$268,780
Multi-family residential	24,692	30,582
Commercial real estate	129,589	128,521
Construction and land development	251,972	253,368
Commercial business	19,160	19,630
Loans to financial institutions	6,000	6,000
Leases	391	518
Consumer	854	834

Total loans	695,364	708,233

Undisbursed portion of loans-in-process	(98,555)	(114,528)
Deferred loan fees	(2,434)	(2,856)
Allowance for loan losses	(5,528)	(5,393)

Net loans	$588,847	$585,456

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at December 31, 2019:

	One- to four - family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Lans to financial institutions	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	999	255	1,281	2,205	201	63	4	12	508	5,528
Total ending allowance balance	$999	$255	$1,281	$2,205	$201	$63	$4	$12	$508	$5,528

Loans:
Individually evaluated for impairment	$4,028	$-	$1,473	$8,750	$15	$-	$-	$56		$14,322
Collectively evaluated for impairment	258,678	24,692	128,116	243,222	19,145	6,000	391	798		681,042
Total loans	$262,706	$24,692	$129,589	$251,972	$19,160	$6,000	$391	$854		$695,364

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at September 30, 2019:

	One- to four - family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Loanss to financial institutions	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for Loan Losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,002	315	1,257	2,034	206	63	5	13	498	5,393
Total ending allowance balance	$1,002	$315	$1,257	$2,034	$206	$63	$5	$13	$498	$5,393

Loans:
Individually evaluated for impairment	$4,827	$-	$1,965	$8,750	$-	$-	$-	$-		$15,542
Collectively evaluated for impairment	263,953	30,582	126,556	244,618	19,630	6,000	518	834		692,691
Total loans	$268,780	$30,582	$128,521	$253,368	$19,630	$6,000	$518	$834		$708,233

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

The following table presents impaired loans by class as of December 31, 2019, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$4,028	$4,028	$4,392
Commercial real estate	-	-	1,473	1,473	1,632
Construction and land development	-	-	8,750	8,750	11,131
Commercial business	-	-	15	15	15
Consumer	-	-	56	56	56
Total impaired loans	$-	$-	$14,322	$14,322	$17,226

The following table presents impaired loans by class as of September 30, 2019, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$4,827	$4,827	$5,179
Commercial real estate	-	-	1,965	1,965	2,125
Construction and land development	-	-	8,750	8,750	11,131
Total impaired loans	$-	$-	$15,542	$15,542	$18,435

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended December 31, 2019
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$4,593	$3	$9
Multi-family residential	148	-	-
Commercial real estate	1,769	-	1
Construction and land development	8,750	-	-
Commercial business	8	-	1
Consumer	31	-	-
Total loans	$15,299	$3	$11

	Three Months Ended December 31, 2018
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$5,158	$15	$5
Multi-family residential	296	5	-
Commercial real estate	2,064	10	1
Construction and land development	8,752	-	-
Consumer	5	-	-
Total loans	$16,275	$30	$6

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

	December 31, 2019
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$257,164	$1,514	$4,028	$262,706
Multi-family residential	24,692	-	-	24,692
Commercial real estate	124,425	3,691	1,473	129,589
Construction and land development	243,222	-	8,750	251,972
Loans to financial institutions	6,000	-	-	6,000
Commercial business	19,145	-	15	19,160
Total loans	$674,648	$5,205	$14,266	$694,119

	September 30, 2019
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$262,164	$1,789	$4,827	$268,780
Multi-family residential	30,582	-	-	30,582
Commercial real estate	122,838	3,718	1,965	128,521
Construction and land development	244,618	-	8,750	253,368
Loans to financial institutions	6,000	-	-	6,000
Commercial business	19,630	-	-	19,630
Total loans	$685,832	$5,507	$15,542	$706,881

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

	December 31, 2019
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$259,257	$3,449	$262,706
Leases	391	-	391
Consumer	798	56	854
Total loans	$260,446	$3,505	$263,951

	September 30, 2019
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$265,068	$3,712	$268,780
Leases	518	-	518
Consumer	834	-	834
Total loans	$266,420	$3,712	$270,132

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following table presents the loan categories of the loan portfolio summarized by the aging categories of performing and delinquent loans and nonaccrual loans:

	December 31, 2019
							90 Days+
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing
	(Dollars in Thousands)
One-to-four family residential	$259,186	$1,009	$2,511	$3,520	$262,706	$3,449	$-
Multi-family residential	24,692	-	-	-	24,692	-	-
Commercial real estate	128,172	-	1,417	1,417	129,589	1,473	-
Construction and land development	243,222	-	8,750	8,750	251,972	8,750	-
Commercial business	19,145	-	15	15	19,160	15	-
Loans to financial institutions	6,000	-	-	-	6,000	-	-
Leases	391	-	-	-	391	-	-
Consumer	688	110	56	166	854	56	-
Total loans	$681,496	$1,119	$12,749	$13,868	$695,364	$13,743	$-

	September 30, 2019
							90 Days+
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing
	(Dollars in Thousands)
One-to-four family residential	$264,784	$750	$3,246	$3,996	$268,780	$3,712	$-
Multi-family residential	30,582	-	-	-	30,582	-	-
Commercial real estate	127,104	-	1,417	1,417	128,521	1,473	-
Construction and land development	244,618	-	8,750	8,750	253,368	8,750	-
Commercial business	19,630	-	-	-	19,630	-	-
Loans to financial institutions	6,000	-	-	-	6,000	-	-
Leases	518	-	-	-	518	-	-
Consumer	739	95	-	95	834	-	-
Total loans	$693,975	$845	$13,413	$14,258	$708,233	$13,935	$-

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

The following tables summarize the primary segments of the allowance for loan losses. Activity in the allowance is presented for the three-month periods ended December 31, 2019 and 2018:

	Three Months Ended December 31, 2019
	One- to four-family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Loans to financial institutions	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2019	$1,002	$315	$1,257	$2,034	$206	$63	$5	$13	$498	$5,393
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	10	-	-	10
Provision	(3)	(60)	24	171	(5)	-	(11)	(1)	10	125
ALLL balance at December 31, 2019	$999	$255	$1,281	$2,205	$201	$63	$4	$12	$508	$5,528

	Three Months Ended December 31, 2018
	One- to four-family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Loans to financial institutions	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2018	$1,343	$347	$1,154	$1,554	$187	$64	$18	$18	$482	$5,167
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-
Provision	84	25	(7)	(109)	6	3	(2)	(5)	5	-
ALLL balance at December 31, 2018	$1,427	$372	$1,147	$1,445	$193	$67	$16	$13	$487	$5,167

At December 31, 2019, the Company had five loans aggregating $5.5 million that were classified as troubled debt restructurings (“TDRs”). One such loan aggregating $135,000 as of December 31, 2019 was performing in accordance with the restructured terms and accruing interest. Three of the TDRs, totaling $4.9 million, which are classified as non-accrual are a part of a troubled lending relationship totaling $10.6. The remaining TDR is also on non-accrual and consists of a $428,000 loan secured by a single family property; the loan is performing in accordance with the restructured terms.

The Company did not restructure any loans during the three months ended December 31, 2019 or 2018.

No TDRs defaulted during either of the three month periods ending December 31, 2019 or December 31, 2018.

6.	DEPOSITS

Deposits consist of the following major classifications:

	December 31,		September 30,
	2019		2019
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$85,085	11.8%	$75,766	10.2%
Interest-bearing checking accounts	71,640	9.9%	58,647	7.9%
Non interest-bearing checking accounts	20,637	2.9%	16,949	2.3%
Passbook, club and statement savings	79,244	11.0%	80,899	10.8%
Certificates maturing in six months or less	283,818	39.4%	294,343	39.4%
Certificates maturing in more than six months	180,511	25.0%	218,840	29.4%

Total	$720,935	100.0%	$745,444	100.0%

Certificates to the amount of $250,000 and over totaled $146.5 million as of December 31, 2019 and $182.8 million as of September 30, 2019.

7.	ADVANCES FROM FEDERAL HOME LOAN BANK – SHORT TERM

The outstanding balances and related information of short-term borrowings from the FHLB as of and for the periods ended December 31, 2019 and September 30, 2019 are summarized follows:

	December 31,	September 30,
(Dollar Amounts in Thousands)	2019	2019
Balance at period end	$130,000	$90,000
Maximum month-end balance	$130,000	$90,000
Weighted-average rate at period end	1.88%	2.32%
Weighted-average rate during the period	2.01%	2.53%

As of December 31, 2019, the $130.0 million of borrowings consisted of seven 30-day and two 90-day FHLB advances associated with interest rate swap contracts.

As of September 30, 2019, the $90.0 million of borrowings consisted of seven 30-day FHLB advances associated with interest rate swap contracts.

The Bank maintains borrowing facilities with the FHLB of Pittsburgh, Atlantic Community Bankers Bank(“ACBB”) and the Federal Reserve Bank of Philadelphia the terms and interest rates of which are subject to change on the date of execution of borrowings. Available borrowings are based on collateral with the facility. The Bank maintains unsecured borrowing facilities with ACBB and PNC for $12.5 million and $10.0 million, respectively.

8.	ADVANCES FROM FEDERAL HOME LOAN BANK – LONG TERM

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by a blanket collateral of loans held by the Bank and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of December 31, 2019 and September 30, 2019 are as follows:

Long-term FHLB advances:	Maturity range		Weighted average interest	Stated interest rate range		December 31,	September 30,
Description	from	to	rate	from	to	2019	2019
						(Dollars in Thousands)
Fixed Rate - Amortizing	1-Oct-19	30-Sep-20				-	236
Fixed Rate - Amortizing	1-Oct-20	30-Sep-21	2.70%	1.94%	2.83%	12,083	14,354
Fixed Rate - Amortizing	1-Oct-21	30-Sep-22	2.82%	1.99%	3.05%	7,935	8,729
Fixed Rate - Amortizing	1-Oct-22	30-Sep-23	2.88%	1.94%	3.11%	6,519	6,931
Total			2.78%			$26,537	$30,250

Fixed Rate - Advances	1-Oct-19	30-Sep-20	2.76%	1.38%	3.06%	$7,284	$12,304
Fixed Rate - Advances	1-Oct-20	30-Sep-21	2.37%	1.42%	2.92%	18,012	18,017
Fixed Rate - Advances	1-Oct-21	30-Sep-22	2.31%	1.94%	3.23%	63,326	63,336
Fixed Rate - Advances	1-Oct-22	30-Sep-23	2.52%	2.00%	3.22%	94,999	94,999
Fixed Rate - Advances	1-Oct-23	30-Sep-24	2.88%	2.38%	3.20%	67,998	67,998
Total			2.56%			$251,619	$256,654

			2.58%		Total	$278,156	$286,904

9.	DERIVATIVES

The Company has contracted with a third party to participate in interest rate swap contracts. One of the swaps is a cash flow hedge associated with FHLB advances at both December 31,, 2019 and September 30, 2019, while there are eleven additional cash flow hedges tied to wholesale funding at December 31, 2019. These interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. During the quarter ended December 31, 2019, $2,000 of income was recognized as ineffectiveness through earnings, while $3,000 of expense was recognized as ineffectiveness through earnings during the comparable period in 2018. There were nine interest rate swaps designated as fair value hedges involving the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements that were applicable to three loans and seven investment securities as of both December 31, 2019 and September 30, 2019. The fair value is recorded in the other liabilities section of the statement of financial condition.

Below is a summary of the interest rate swap agreements and their terms as of December 31, 2019.

Hedged	Notional	Pay Rate		Receive	Maturity Date		Unrealized
Item	Amount	from	to	Rate	from	to	Loss
				(Dollars in Thousands)
FHLB Advances	$10,000	2.70%	2.70%	1 Mth Libor	10-Apr-25	10-Apr-25	$(569)
State and political subdivisions	21,570	3.06%	3.07%	3 Mth Libor	1-Feb-27	1-May-28	(1,939)
Commercial loans	17,339	4.10%	5.74%	1 Mth Libor +225 to 276 bp	13-Jun-25	1-Aug-26	-
30 day wholesale funding	65,000	1.94%	2.51%	1 Mth Libor	15-Feb-24	12-Jun-26	(679)
90 day wholesale funding	135,000	2.51%	2.78%	3 Mth Libor	11-Jan-24	27-Mar-24	(5,315)

							$(8,502)

Below is a summary of the interest rate swap agreements and their terms as of September 30, 2019.

Hedged	Notional	Pay Rate		Receive	Maturity Date		Unrealized
Item	Amount	from	to	Rate	from	to	Loss
				(Dollars in Thousands)
FHLB Advances	$10,000	2.70%	2.70%	1 Mth Libor	10-Apr-25	10-Apr-25	$(719)
State and political subdivisions	21,570	3.06%	3.07%	3 Mth Libor	1-Feb-27	1-May-28	(2,502)
Commercial loans	17,339	4.10%	5.74%	1 Mth Libor +225 to 276 bp	13-Jun-25	1-Aug-26	-
30 day wholesale funding	65,000	1.94%	2.51%	1 Mth Libor	15-Feb-24	12-Jun-26	(1,415)
90 day wholesale funding	135,000	2.51%	2.78%	3 Mth Libor	11-Jan-24	27-Mar-24	(6,605)

							$(11,241)

All interest swaps are carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”

10.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	December 31,	September 30,
	2019	2019
Deferred tax assets:	(Dollars in Thousands)
Allowance for loan losses	$1,484	$1,488
Nonaccrual interest	505	487
Accrued vacation	7	7
Capital loss carryforward	121	121
Split dollar life insurance	9	9
Post-retirement benefits	74	76
Unrealized losses on interest rate swaps	1,354	1,836
Deferred compensation	812	809
Goodwill	66	69
Other	75	64
Employee benefit plans	257	216

Total deferred tax assets	4,764	5,182
Valuation allowance	(121)	(121)
Total deferred tax assets, net of valuation allowance	4,643	5,061

Deferred tax liabilities:
Property	133	141
Unrealized gain on equity securities	16	19
Unrealized gains on available for sale securities	1,840	2,153
Purchase accounting adjustments	245	215
Deferred loan fees	220	175

Total deferred tax liabilities	2,454	2,703

Net deferred tax assets	$2,189	$2,358

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be fully realized through future reversals of existing taxable temporary differences and/or, to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains recognized over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The valuation allowance totaled $121,000 at December 31, 2019 and September 30, 2019, respectively.

For the three-month period ended December 31, 2019, the Company recorded income tax expense of $566,000 compared to income tax expense of $429,000, for the period ended December 31, 2018.

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

The Company maintains the 2008 Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the 2008 RRP purchased 213,528 shares (on a converted basis) of the Company’s common stock in the open market for an aggregating cost of approximately $2.5 million, at an average purchase price per share of $11.49. The Company made sufficient contributions to the 2008 RRP to fund these purchases. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares of common stock can be awarded as restricted stock awards or units, of which 233,500 shares were awarded during February 2015. In August 2016, the Company granted 7,473 awards covering shares under the 2008 RRP and 3,027 shares under the 2014 SIP. In March 2017, the Company granted awards covering 17,128 shares under the 2014 SIP. In March 2018, the Company granted awards covering 8,209 shares under the 2008 RRP and 18,291 shares under the 2014 SIP. Shares subject to awards under either plan generally vest at the rate of 20% per year over five years. No further grants may be made pursuant to the RRP.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three months ended December 31, 2019 and 2018, $136,000 and $157,000, respectively, was recognized in compensation expense for the RRP and the 2014 SIP. At December 31, 2019, approximately $550,000 in additional compensation expense for the shares awarded which remained outstanding related to the RRP and the 2014 SIP remained unrecognized

A summary of the Company’s non-vested stock award activity for the three months ended December 31, 2019 and 2018 is presented in the following tables:

	Three Months Ended December 31, 2019
	Number of Shares	Weighted Average Grant Date Per Share Fair Value
Nonvested stock awards at October 1, 2019	68,980	$15.05
Granted	-	-
Forfeited	-	-
Vested	-	-
Nonvested stock awards at the December 31, 2019	68,980	$15.05

The Company maintains the 2008 Stock Option Plan (the “Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares (on a converted basis) of common stock were approved for future issuance pursuant to the Option Plan. As of September 30, 2018, all of the options had been awarded under the Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 605,000 shares were awarded during February 2015 pursuant to the 2014 SIP. During August 2016, the Company granted options covering 18,866 shares under the Option Plan and 8,634 shares under the 2014 SIP. In March 2017, the Company granted options covering 22,828 shares under the 2014 SIP. In May 2017, the Company granted options covering 25,000 shares under the 2014 SIP and 283 shares under the Option Plan. In March 2018, the Company granted options covering 159,265 shares under the 2014 SIP and 18,235 shares under the Option Plan. In July 2019, the Company granted options covering 39,702 shares under the 2014 SIP. No further grants can be made under the Option Plan in accordance with its terms.

A summary of the status of the Company’s stock options under the 2008 Option Plan and the 2014 SIP as of December 31, 2019 and 2018 are presented below:

	Three Months Ended December 31, 2019
	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2019	793,034	$13.86
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2019	793,034	$13.86
Exercisable at December 31, 2019	489,288	$12.21

The weighted average remaining contractual term was approximately 6.2 years for options outstanding as of December 31, 2019.

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

During the three months ended December 31, 2019 and 2018, $229,000 and $150,000, respectively, was recognized in compensation expense for options granted pursuant to the Option Plan and the 2014 SIP.

At December 31, 2019, there was approximately $715,000 in additional compensation expense to be recognized for awarded options which remained outstanding and unvested at such date. The weighted average period over which this expense will be recognized is approximately 2.9 years.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2019, the Company had $42.7 million in outstanding commitments to originate loans with market interest rates ranging from 1.99% to 6.25%. At September 30, 2019, the Company had $32.4 million in outstanding commitments to originate fixed-rate loans with market interest rates ranging from 1.99% to 6.50%. The aggregate undisbursed portion of loans-in-process amounted to $98.6 million at December 31, 2019 and $114.5 million at September 30, 2019.

The Company also had commitments under unused lines of credit of $35.8 million as of December 31, 2019 and $37.5 million as of September 30, 2019 and letters of credit outstanding of $1.3 million as of December 31, 2019 and $1.5 million as of September 30, 2019.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At December 31, 2019, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $1.3 million. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2019 and September 30, 2019, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Generally accepted accounting principles used in the United States establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

The three broad levels of hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets and liabilities as of December 31, 2019 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$20,705	$-	$20,705
State and political subdivisons	-	76,145	-	76,145
Mortgage-backed securities - U.S. Government agencies	-	363,277	-	363,277
Corporate bonds	-	70,791	-	70,791
Equity security - FHLMC preferred stock	77	-	-	77
Total	$77	$530,918	$-	$530,995

Liabilities:
Interest rate swap contracts	$-	$8,502	$-	$8,502
Total	$-	$8,502	$-	$8,502

Those assets as of September 30, 2019 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$24,865	$-	$24,865
State and political subdivisions	-	47,646	-	47,646
Mortgage-backed securities - U.S. Government agencies	-	370,772	-	370,772
Corporate bonds	-	69,539	-	69,539
Equity security - FHLMC preferred stock	95	-	-	95
Total	$95	$512,822	$-	$512,917

Liabilities:
Interest rate swap contracts	$-	$11,241	$-	$11,241
Total	$-	$11,241	$-	$11,241

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparable included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value of approximately $14.3 million as of December 31, 2019.

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

Summary of Non-Recurring Fair Value Measurements

	At December 31, 2019
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$14,322	$14,322
Real estate owned	-	-	491	491
Total	$-	$-	$14,813	$14,813

	At September 30, 2019
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$15,542	$15,542
Real estate owned	-	-	348	348
Total	$-	$-	$15,890	$15,890

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At December 31, 2019
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$14,322	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 9% discount/ 7%
Real estate owned	$491	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	22% discount

	At September 30, 2019
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$15,542	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 9% discount 7%
Real estate owned	$348	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	22% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

			Fair Value Measurements at
			December 31, 2019
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$28,807	$28,807	$28,807	$-	$-
Certificates of deposit	2,351	2,351	2,351	-	-
Investment and mortgage-backed securities held to maturity	70,219	70,710	-	70,710	-
Loans receivable, net	588,847	591,745	-	-	591,745
Accrued interest receivable	4,603	4,603	4,603	-	-
Restricted bank stock	17,579	17,579	17,579	-	-
Bank owned life insurance	32,010	32,010	32,010	-	-

Liabilities:
Checking accounts	92,277	92,277	92,277	-	-
Money market deposit accounts	85,085	85,085	85,085	-	-
Passbook, club and statement savings accounts	79,244	79,244	79,244	-	-
Certificates of deposit	464,329	470,793	-	-	470,793
Advances from FHLB - short-term	130,000	130,000	130,000	-	-
Advances from FHLB - long-term	278,156	284,142	-	-	284,142
Accrued interest payable	2,038	2,038	2,038	-	-
Advances from borrowers for taxes and insurance	3,309	3,309	3,309	-	-

			Fair Value Measurements at
			September 30, 2019
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$47,968	$47,968	$47,968	$-	$-
Certificates of deposit	2,351	2,351	2,351	-	-
Investment and mortgage-backed securities held to maturity	68,635	69,507	-	69,507	-
Loans receivable, net	585,456	585,476	-	-	585,476
Accrued interest receivable	4,549	4,549	4,549	-	-
Restricted bank stock	16,406	16,406	16,406	-	-
Bank owned life insurance	31,841	31,841	31,841	-	-

Liabilities:
Checking accounts	75,596	75,596	75,596	-	-
Money market deposit accounts	75,766	75,766	75,766	-	-
Passbook, club and statement savings accounts	80,899	80,899	80,899	-	-
Certificates of deposit	513,183	529,099	-	-	529,099
Accrued interest payable	4,328	4,328	4,328	-	-
Advances from FHLB -short-term	90,000	90,000	90,000	-	-
Advances from FHLB -long-term	286,904	293,839	-	-	293,839
Advances from borrowers for taxes and insurance	2,332	2,332	2,332	-	-

14.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp as of January 1, 2017.

	Balance			Balance
	October 1,	Additions/		December 31,	Amortization
	2019	Adjustments	Amortization	2019	Period
Goodwill	$6,102	$-	$-	$6,102
Core deposit intangible	448	-	(30)	418	10 years
	$6,550	$-	$(30)	$6,520

As of December 31, 2019, the future fiscal periods amortization expense for the core deposit intangible is:

(In Thousands)
2020	$78
2021	93
2022	78
2023	64
2024	49
Thereafter	56
Total	$418

15.	LEASES

Operating leases in which the Company is the lessee are recorded as operating lease Right of Use (“ROU”) assets and operating lease liabilities, included in other assets and other liabilities, respectively, on the consolidated statement of financial condition. The Company does not currently have any finance leases. Operating lease ROU assets represent the right to use an underlying asset during the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized as of the date of adoption based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental borrowing rate at the date of initial application.

Operating lease expense, which is comprised of amortization of the ROU assets and the implicit interest accreted on the operating lease liability, is recognized on a straight line basis over the lease term of the operating basis, and is recorded in office occupancy expense in the consolidated statements of operations. The leases relate to Bank branches with remaining lease terms of generally 5 to 9 years.

As of December 31, 2019, operating lease ROU assets were $1.4 million and liabilities were $1.5 million; For the quarter ended December 31, 2019, $51,000 in operating lease cost was recognized.

The following table summarizes other information related to our operating leases:

December 31, 2019
Weighted-average remaining lease term - operating leases in years	7.0
Weighted-average discount rate - operating leases	2.0%

The following table presents aggregate lease maturities and obligations as of December 31, 2019:

(Dollars in Thousands)
2020	$155
2021	210
2022	213
2023	216
2024	220
2025 and thereafter	647
Total lease payments	1,661
Less: interest	125
Present value of lease liabilities	$1,536

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2019 (the “Form 10-K”).

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

In determining the allowance for loan losses, management has established a general pooled allowance. Values assigned to the qualitative factors and those developed from historic loss experience provide a dynamic basis for the calculation of reserve factors for both pass-rated loans (the general pooled allowance) and those for criticized and classified loans. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar commercial real estate loans, construction and land development loans and multi-family residential loans. Loans not individually reviewed are evaluated as a group using reserve factor percentages based on historical loss experience and the qualitative factors described above. In determining the appropriate level of the general pooled allowance, management makes estimates based on internal risk ratings, which take into account such factors as debt service coverage, loan-to-value ratios and external factors. Estimates are periodically measured against actual loss experience.

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

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no securities with a Level 3 classification as of December 31, 2019 or September 30, 2019.

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

The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company to reflect events or circumstances occurring after the date of this Form 10-Q. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date of this release.

For a complete discussion of the assumptions, risks and uncertainties related to our business, readers are encouraged to review the Company’s filings with the SEC, including the “Risk Factors” section in the Company’s most recent Form 10-K, as supplemented by its quarterly or other reports subsequently filed with the SEC.

Market Overview. The economy continued to improve during 2020 and 2019.

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

The following discussion provides further details on the financial condition of the Company at December 31, 2019 and September 30, 2019, and the results of operations for the three months ended December 31, 2019 and 2018.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2019 AND SEPTEMBER 30, 2019

The Company had total assets of approximately $1.3 billion at both December 31, 2019 and September 30, 2019. However, the investment portfolio increased by $19.7 million primarily as a result of purchases of U.S. government agency mortgage-backed securities and municipal bonds. The increase in investment securities was partially funded by a $19.2 million reduction in cash equivalents during the quarter ended December 31, 2019. Net loans receivable increased $3.4 million to $588.8 million at December 31, 2019 from $585.4 million at September 30, 2019.

Total liabilities increased by $3.3 million during the quarter to $1.2 billion at December 31, 2019 due primarily to a $31.3 million increase in borrowings, offset partially by a $24.5 million decrease in deposits. The reduction in deposits was primarily due to the maturity of wholesale deposits that were replaced by lower costing FHLB advances. At December 31, 2019, the Company had FHLB advances outstanding of $408.2 million, as compared to $376.9 million at September 30, 2019. All of the borrowings had maturities of less than six years. The increase in borrowings reflected the continued implementation of, among other things, matched fund investing as part of the Company’s asset/liability strategy in order to lock in yield with minimal interest rate risk.

Total stockholders’ equity increased by $2.7 million to $142.3 million at December 31, 2019 from $139.6 million at September 30, 2019. The increase was primarily due to net income of $2.5 million. Also contributing to the increase was a $633,000 increase in the fair value of investment securities held for sale and swaps. These increases were partially offset by dividend payments totaling $622,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

Net income. The Company recognized net income of $2.5 million, or $0.28 per diluted share, for the quarter ended December 31, 2019 as compared to $2.0 million or $0.22 per diluted share, for the comparable period in 2018.

Net interest income. For the three months ended December 31, 2019, net interest income amounted to $6.3 million as compared to $6.0 million for the same period in 2018. The results reflected a $1.8 million increase in interest income which was partially offset by an increase of $1.5 million in interest paid on deposits and borrowings. The increase in interest income in the first quarter of fiscal 2020 primarily reflected the increase in the average balance of earning assets as the yield on interest-earning assets remained stable at 3.79%. The weighted average cost of borrowings and deposits increased to 1.96% for the quarter ended December 31, 2019 from 1.76% for the comparable period in 2018 due to increases in market rates of interest which affected both deposit and borrowing costs. The net interest margin decreased to 2.03% during the quarter ended December 31, 2019 from 2.28% during the comparable period in 2018 due primarily to the composition of the Bank’s deposit base and the intense competition for locally sourced deposits combined with the increased use of borrowings, changes in market rates of interest are more rapidly reflected in the cost of our interest-bearing liabilities than in the yield on our interest-earning assets.

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

	Three Months
	Ended December 31,
	2019			2018
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate (1)	Balance	Interest	Yield/Rate (1)
	(Dollars in Thousands)
Interest-earning assets:
Investment securities (2)	$231,402	$2,084	3.57%	$184,332	$1,532	3.30%
Mortgage-backed securities	371,243	2,793	2.98	225,748	1,755	3.08
Loans receivable(3)	590,422	6,830	4.59	585,290	6,462	4.38
Other interest-earning assets	45,534	120	1.05	50,901	252	1.96
Total interest-earning assets	1,238,601	11,827	3.79	1,046,271	10,001	3.79
Cash and non interest-bearing balances	2,125			2,155
Other non interest-earning assets	56,214			28,171
Total assets	$1,296,940			$1,076,597
Interest-bearing liabilities:
Savings accounts	$79,958	7	0.03	$63,035	99	0.62
Money market deposit and NOW accounts	146,782	365	0.99	111,793	125	0.44
Certificates of deposit	490,019	2,752	2.23	566,472	2,816	1.97
Total deposits	716,759	3,124	1.73	741,300	3,040	1.63
Advances from Federal Home Loan Bank	389,629	2,359	2.40	155,626	945	2.41
Advances from borrowers for taxes and insurance	2,767	1	0.14	2,580	1	0.15
Total interest-bearing liabilities	1,109,155	5,484	1.96	899,506	3,986	1.76
Non interest-bearing liabilities:
Non interest-bearing demand accounts	18,742			16,312
Other liabilities	13,537			32,305
Total liabilities	1,141,434			948,123
Stockholders' equity	155,506			128,474
Total liabilities and stockholders' equity	$1,296,940			$1,076,597
Net interest-earning assets	$129,446			$146,765
Net interest income; interest rate spread		$6,343	1.83%		$6,015	2.03%
Net interest margin(4)			2.03%			2.28%
Average interest-earning assets to average interest-bearing liabilities		111.67%			116.32%

(1) Yields and rates for the three month periods are annualized.

(2) Tax exempt yields have been adjusted to a tax equivalent basis.

(3) Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.

(4) Equals net interest income divided by average interest-earning assets.

Provision for loan losses. The Company recorded a provision for loan losses of $125,000 for the three months ended December 31, 2019, primarily due to the change in the composition of the loan portfolio to increased investment in commercial real estate and construction loans as well as, to a lesser extent, the increase in the size of the loan portfolio. No provision expense was required for the comparable period in 2018. During the three months ended December 31, 2019 and 2018, the Company recorded recoveries of $10,000 and $0, respectively, and did not record any charge offs in either of the periods.

The allowance for loan losses totaled $5.5 million, or 0.9% of total loans and 40.2% of total non-performing loans at December 31, 2019 as compared to $5.4 million, or 0.9% of total loans and 38.7% of total non-performing loans at September 30, 2019. The Company believes that the allowance for loan losses at December 31, 2019 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

The Company’s methodology for assessing the adequacy of the allowance establishes both specific and general pooled allocations of the allowance.  Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system.  The resulting determinations are reviewed and approved by senior management.

At December 31, 2019, the Company’s non-performing assets totaled $14.2 million or 1.1% of total assets as compared to $14.3 million or 1.1% of total assets at September 30, 2019. Non-performing assets at December 31, 2019 included five construction loans aggregating $8.8 million, 28 one-to-four family residential loans aggregating $3.5 million, and five commercial real estate loans aggregating $1.5 million. Non-performing assets at December 31, 2019 also included real estate owned consisting of two single-family residential properties with an aggregate carrying value of $491,000. At December 31, 2019, the Company had five loans totaling $5.5 million that were classified as troubled debt restructurings (“TDRs”). One such loan aggregating $135,000 was performing in accordance with the restructured terms as of December 31, 2019 and was accruing interest. One TDR is on non-accrual and consists of a $428,000 loan secured by a single-family property; the loan is performing in accordance with the restructured terms. The three remaining TDRs totaling $4.9 million are also classified as non-accrual and are a part of a lending relationship totaling $10.6 million (after taking into account the $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this lending relationship). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower. Subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in June 2017. The Bank moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings.

At December 31, 2019, the Company had $1.1 million of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of ten one-to-four family residential loans totaling $1.0 million and two consumer loans in the aggregate amount of $110,000. At September 30, 2019, the Company had $845,000 of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of seven one-to-four family residential loans totaling $750,000 and two consumer loans totaling $95,000.

At December 31, 2019, the Company also had a total of 20 loans aggregating $5.2 million that had been designated “special mention”. These loans consist of fourteen one-to-four family residential loans totaling $1.5 million and six commercial real estate loans totaling $3.7 million. At September 30, 2019, we had a total of 21 loans aggregating $5.5 million designated as “special mention”.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past as to principal and/or interest and real estate owned) as of December 31, 2019 and September 30, 2019. At neither date did the Company have any loans 90 days or more past due that were accruing.

	December 31, 2019	September 30, 2019
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$3,449	$3,712
Commercial real estate	1,473	1,473
Commercial business	15	-
Construction and land development	8,750	8,750
Consumer	56	-
Total non-accruing loans	13,743	13,935
Real estate owned, net: (1)	491	348
Total non-performing assets	$14,234	$14,283

Total non-performing loans as a percentage of loans, net	2.33%	2.38%
Total non-performing loans as a percentage of total assets	1.06%	1.08%
Total non-performing assets as a percentage of total assets	1.10%	1.11%

(1)	Real estate owned balances are shown net of related charge-offs and consist solely of real property.

Non-interest income. With respect to the quarter ended December 31, 2019, non-interest income amounted to $832,000 as compared to $380,000 for the same quarter in fiscal 2019. Non-interest income was higher in the first quarter of fiscal 2020 as compared to the first quarter of fiscal 2019 primarily due to the recognition of $318,000 in gains from sales of an aggregate of $17.5 million of investment and mortgage-backed securities.

Non-interest expense. Non-interest expense stayed relatively stable at $4.0 million for the three month periods ended December 31, 2019 and 2018.

Income tax expense. For the three-month period ended December 31, 2019, the Company recorded income tax expense of $566,000, compared to income tax expense of $429,000 for the same period in the prior year primarily due to the increase in net income before income taxes. The increase in the effective tax rate in the 2019 period was primarily due to the expiration of certain state net operating loss carryovers.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. The Company also maintains excess funds in short-term, interest-earning assets that provide additional liquidity. At December 31, 2019, the Company’s cash and cash equivalents amounted to $28.8 million. In addition, its available-for-sale investment securities amounted to an aggregate of $530.9 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2019, the Company had $42.7 million in outstanding commitments to originate loans, not including loans in process. The Company also had commitments under unused lines of credit of $35.8 million and letters of credit outstanding of $1.3 million at December 31, 2019. Certificates of deposit as of December 31, 2019 that are maturing in one year or less totaled $357.5 million.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the FHLB, of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans, certain investment securities as well as our stock in the FHLB as collateral for such advances. At December 31, 2019, we had $408.2 million in outstanding FHLB advances and had the ability to obtain an additional $132.5 million in FHLB advances. The Bank has a line of credit amounting to $12.5 million with ACBB, which has yet to be drawn upon. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of December 31, 2019 and September 30, 2019 and compares them to current regulatory guidelines. The Company is not subject to capital ratios imposed by Basel III on bank holding companies because the Company is deemed to be a small bank holding company. The capital ratios provided for the Company are presented for informational purposes only.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions

December 31, 2019:
Tier 1 capital (to average assets)
The Company	10.43%	N/A	N/A
The Bank	10.42%	4.0%	5.0%

Tier 1 common (to risk-weighted assets)
The Company	18.67%	N/A	N/A
The Bank	18.35%	4.5%	6.5%

Tier 1 capital (to risk-weighted assets)
The Company	18.67%	N/A	N/A
The Bank	18.35%	6.0%	8.0%

Total capital (to risk-weighted assets)
The Company	19.50%	N/A	N/A
The Bank	19.19%	8.0%	10.0%

September 30, 2019:
Tier 1 capital (to average assets)
Company	10.89%	N/A	N/A
Bank	10.49%	4.0%	5.0%

Tier 1 common (to risk-weighted assets)
The Company	18.43%	N/A	N/A
The Bank	18.10%	4.5%	6.5%

Tier 1 capital (to risk-weighted assets)
Company	18.43%	N/A	N/A
Bank	18.10%	6.0%	8.0%

Total capital (to risk-weighted assets)
Company	19.27%	N/A	N/A
Bank	18.94%	8.0%	10.0%

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2019, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2019, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 7.6% to 33.6%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.9% to 21.7%. For savings accounts, checking accounts and money markets, the decay rates vary on an annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$22,053	$75,910	$140,761	$100,928	$252,802	$592,454
Loans receivable(3)	196,339	78,552	145,048	86,988	86,778	593,705
Other interest-earning assets(4)	26,665	-	19,183	747	-	46,595
Total interest-earning assets	$245,057	$154,462	$304,992	$188,663	$339,580	$1,232,754

Interest-bearing liabilities:
Savings accounts	$2,341	$7,214	$11,524	$9,213	$48,952	$79,244
Money market deposit and NOW accounts	5,929	17,786	17,658	8,925	127,064	177,362
Certificates of deposit	109,462	153,075	64,839	136,953	-	464,329
Advances from FHLB	3,534	19,893	105,495	259,234	20,000	408,156
Advances from borrowers for taxes and insurance	3,309	-	-	-	-	3,309
Total interest-bearing liabilities	$124,575	$197,968	$199,516	$414,325	$196,016	$1,132,400

Interest-earning assets less interest-bearing liabilities	$120,482	$(43,506)	$105,476	$(225,662)	$143,564	$100,354

Cumulative interest-rate sensitivity gap (5)	$120,482	$76,976	$182,452	$(43,210)	$100,354

Cumulative interest-rate gap as a percentage of total assets at December 31, 2019	9.30%	5.94%	14.08%	-3.34%	7.75%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2019	196.71%	123.87%	134.95%	95.39%	108.86%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, investment securities are reflected at amortized cost.

(3)	For purposes of the gap analysis, loans receivable includes non-performing loans and is gross of the allowance for loan losses and unamortized deferred loan fees, but net of the undisbursed portion of loans-in-process.

(4)	Includes FHLB stock.

(5)	Cumulative interest-rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of December 31, 2019 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates				NPV as % of Portfolio
In Basis Points	Net Portfolio Value			Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)
300	$123,109	$(51,286)	(29.41)%	10.43%	(3.08)%
200	140,329	(34,066)	(19.53)%	11.56%	(1.95)%
100	157,354	(17,041)	(9.77)%	12.58%	(0.93)%
Static	174,395	-	-	13.51%	-
(100)	166,466	(7,929)	(4.55)%	12.75%	(0.76)%
(200)	155,629	(18,766)	(10.76)%	11.87%	(1.64)%
(300)	177,339	2,944	1.69%	13.22%	(0.29)%

At September 30, 2019, the Company’s NPV was $159.6 million or 12.50% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $133.0 million or 16.7% of the market value of assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019, there had not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation –Exposure to Changes in Interest Rates.”

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

PART II

Item 1. Legal Proceedings

On March 31, 2016, Island View Properties, Inc. t/a Island View Crossing II and Renato J. Gualtieri (“Plaintiffs”) filed a complaint against Prudential Savings Bank in the Court of Common Pleas of Philadelphia County (the “CCP Action”) asserting, among other things, that Prudential Savings Bank breached various loan agreements and related agreements for a development known as Island View Crossing. In its complaint, Plaintiffs seek the amount of $27 million. The Company filed objections to the complaint seeking to dismiss significant portions of Plaintiffs’ claims. On August 31, 2016, the Court dismissed the majority of the claims. After that order, the Company filed an answer denying Plaintiffs’ claims as well as a counterclaim seeking damages for failure to pay the outstanding loans and not completing the project. Discovery was ongoing and a trial was scheduled for October 2, 2017. On June 30, 2017, Plaintiff Island View Crossing II filed a Chapter 11 bankruptcy and on or about July 18, 2017, The Bank removed the CCP Action to Bankruptcy Court (the “Removed Action”).

Within the bankruptcy, Island View Crossing, as the debtor and the Chapter 11 Trustee, filed a separate adversary proceeding against the Company seeking to avoid certain collateral mortgages made by Island View Crossing as well as seeking to avoid certain loans made to Island View Crossing including, but not limited to, a $1.4 million loan and $5.5 million loan. The complaint was filed on or about December 3, 2018 and that action was ultimately consolidated with the Removed Action.

Currently, the parties are proceeding through the discovery phase of litigation. Fact discovery is scheduled to close on or about February 28. 2020. A pretrial conference is currently scheduled for June 3, 2020. Given the stage of the case and the continuing discovery, we are unable to determine the likelihood of an unfavorable outcome at this time. the Bank intends to vigorously defend against all claims.

On June 30, 2017, Calnshire Estates filed a voluntary petition for relief under Chapter 11 of the United States bankruptcy code. On or about December 18, 2017, the bankruptcy court converted the matter from a Chapter 11 to a Chapter 7 proceeding. On December 20, 2017, the Court appointed Bonnie Finkel as the Chapter 7 Trustee for the bankruptcy estate.

On or about June 28, 2019, the Trustee filed an adversary proceeding against the Bank in the bankruptcy court seeking, among other things, a declaratory judgment that certain obligations of Calnshire Estates to the Bank are null and void. The Trustee also asserted various causes of action for breach of contract, breach of fiduciary duty and equitable subordination.

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

Prudential Bancorp is involved in various other legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, does not believe that such proceedings will have a material adverse effect on the financial condition or operations of Prudential Bancorp. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company's interests and have a material adverse effect on the financial condition and operations of the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, as such factors could materially affect the Company’s business, financial condition, or future results of operations. As of December 31, 2019, no material changes have occurred to the risk factors of the Company as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The risks described in the 2019 Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial conditions, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	and (b) Not applicable

(b)	The Company’s repurchases of equity shares for the quarter ended December 31, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Purchased Under Plans or Programs (1)
October 1 - 31, 2019	-	$-	-	833,000
November 1 - 30, 2019	-	$-	-	833,000
December 1 - 31, 2019	-	$-	-	833,000
	-		-

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

PRUDENTIAL BANCORP, INC.

Date: February 10, 2020	By: /s/ Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Date: February 10, 2020	By: /s/ Jack E. Rothkopf
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer and Treasurer