Form 10-Q
period 2020-03-31
PRUDENTIAL BANCORP, INC.
filed 2020-05-11
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of April 30, 2020, 10,819,006 shares were issued and 8,202,479 were outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
	2020	2019
	(Dollars in Thousands, Except Per Share Data)
ASSETS

Cash and amounts due from depository institutions	$3,791	$2,395
Interest-bearing deposits	72,897	45,573

Total cash and cash equivalents	76,688	47,968

Certificates of deposit	2,351	2,351
Investment and mortgage-backed securities available for sale at fair value	511,333	512,822
Investment and mortgage-backed securities held to maturity (fair value—March 31, 2020, $30,045; September 30, 2019, $69,507)	28,937	68,635
Equity securities	37	95
Loans receivable—net of allowance for loan losses (March 31, 2020, $5,961;
September 30, 2019, $5,393)	572,122	585,456
Accrued interest receivable	4,412	4,549
Real estate owned	406	348
Restricted stock—at cost	15,552	16,406
Office properties and equipment—net	7,171	7,206
Bank owned life insurance	32,175	31,841
Deferred tax assets-net	4,117	2,358
Goodwill	6,102	6,102
Core deposit intangible	392	448
Prepaid expenses and other assets	5,439	2,849
TOTAL ASSETS	$1,267,234	$1,289,434

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$19,524	$16,949
Interest-bearing	711,960	728,495
Total deposits	731,484	745,444
Advances from Federal Home Loan Bank (short-term)	80,000	90,000
Advances from Federal Home Loan Bank (long-term)	274,624	286,904
Accrued interest payable	2,847	4,328
Advances from borrowers for taxes and insurance	2,667	2,332
Accounts payable and accrued expenses	43,366	20,815

Total liabilities	1,134,988	1,149,823

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 10,819,006 issued and 8,782,025 outstanding at March 31, 2020; 10,819,006 issued and 8,889,447 outstanding at September 30, 2019	108	108
Additional paid-in capital	118,123	118,384
Treasury stock, at cost: 2,036,981 shares at March 31, 2020 and 1,929,559 at September 30, 2019	(30,994)	(29,698)
Retained earnings	49,862	49,625
Accumulated other comprehensive (loss) income	(4,853)	1,192

Total stockholders' equity	132,246	139,611

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,267,234	$1,289,434

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME:
Interest on loans	$6,333	$6,722	$13,163	$13,184
Interest on mortgage-backed securities	2,563	2,553	5,356	4,308
Interest and dividends on investments	1,764	1,716	3,566	3,248
Interest on interest-bearing assets	350	144	752	396

Total interest income	11,010	11,135	22,837	21,136

INTEREST EXPENSE:
Interest on deposits	2,866	3,540	5,991	6,580
Interest on advances from Federal Home Loan Bank(short-term)	425	122	965	189
Interest on advances from Federal Home Loan Bank(long-term)	1,931	1,149	3,750	2,028

Total interest expense	5,222	4,811	10,706	8,797

NET INTEREST INCOME	5,788	6,324	12,131	12,339

PROVISION FOR LOAN LOSSES	500	-	625	-

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,288	6,324	11,506	12,339

NON-INTEREST INCOME:
Fees and other service charges	150	156	315	334
Gain on sale of loans, net	239	-	265	-
Gain on the sale of investments and mortgage-backed securities	2,364	117	2,682	117
Income from bank owned life insurance	164	149	334	303
Gain (loss) on equity securities, net	(39)	34	(58)	34
SWAP expense	(333)	(41)	(300)	(107)
Other	123	127	262	241

Total non-interest income	2,668	542	3,500	922

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,624	2,209	4,922	4,383
Data processing	234	201	426	384
Professional services	308	374	712	775
Office occupancy	218	275	422	513
Depreciation	113	155	268	310
Director compensation	74	65	133	130
Deposit insurance premium	195	126	376	303
Advertising	53	72	92	153
Real estate owned expense	93	4	140	1
Core deposit amortization	26	29	56	63
Other	522	636	934	1,123
Total non-interest expense	4,460	4,146	8,481	8,138

INCOME BEFORE INCOME TAXES	3,496	2,720	6,525	5,123

INCOME TAXES:
Current expense	419	676	985	1,235
Deferred expense (benefit)	153	(296)	153	(426)

Total income tax expense	572	380	1,138	809

NET INCOME	$2,924	$2,340	$5,387	$4,314

BASIC EARNINGS PER SHARE	$0.33	$0.27	$0.61	$0.49

DILUTED EARNINGS PER SHARE	$0.32	$0.26	$0.60	$0.48

DIVIDENDS PER SHARE	$0.50	$0.05	$0.57	$0.10

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
	(Dollars in Thousands)
Net income	$2,924	$2,340	$5,387	$4,314

Unrealized holding gains on available-for-sale securities	4,825	4,522	3,652	7,945
Tax effect	(1,013)	(949)	(767)	(1,668)
Unrealized holding losses on interest rate swaps	(10,914)	(2,466)	(8,622)	(3,204)
Tax effect	2,292	518	1,811	673
Reclassification adjustment for net gains recorded in net income	(2,364)	(117)	(2,682)	(117)
Tax effect	496	25	563	25

Total other comprehensive income (loss)	(6,678)	1,533	(6,045)	3,654

Comprehensive income (loss)	$(3,754)	$3,873	$(658)	$7,968

See notes to unaudited consolidated financial statements.

PRUDENTIAL bancorp, inc. and subsidiarIES UNAUDITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, January 1, 2020	$108	$118,673	$(29,698)	$51,391	$1,825	$142,299

Net income				2,924		2,924

Other comprehensive loss					(6,678)	(6,678)

Dividends paid ($0.50 per share)				(4,453)		(4,453)

Purchase of treasury stock (152,009 shares)			(1,999)			(1,999)

Treasury stock used for employee benefit plans (44,587 shares)		(787)	703			(84)

Stock option expense		117				117

Restricted share award expense		120				120

BALANCE, March 31, 2020	$108	$118,123	$(30,994)	$49,862	$(4,853)	$132,246

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, January 1, 2019	$108	$118,621	$(29,399)	$47,381	$(6,033)	$130,678

Net income				2,340		2,340

Other comprehensive income					1,533	1,533

Dividends paid ($0.05 per share)				(446)		(446)

Purchase of treasury stock (10,200 shares)			(179)			(179)

Treasury stock used for employee benefit plans (48,636 shares)		(921)	610			(311)

Stock option expense		126				126

Restricted share award expense		150				150

Reclassification for adoption of ASU 2016-01				25	(25)	-

BALANCE, March 31, 2019	$108	$117,976	$(28,968)	$49,300	$(4,525)	$133,891

See notes to unaudited consolidated financial statements

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity
	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2019	$108	$118,384	$(29,698)	$49,625	$1,192	$139,611

Net income				5,387		5,387

Other comprehensive loss					(6,045)	(6,045)

Dividends paid ($0.57 per share)				(5,075)		(5,075)

Purchase of treasury stock (152,009 shares)			(1,999)			(1,999)

Treasury stock used for employee benefit plans (44,587 shares)		(787)	703			(84)

Stock option expense		270				270

Restricted share award expense		256				256

Reclassification for adoption of ASC Topic 842				(75)		(75)

BALANCE, March 31, 2020	$108	$118,123	$(30,994)	$49,862	$(4,853)	$132,246

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Earnings	Loss	Equity
BALANCE, October 1, 2018	$108	$118,345	$(27,744)	$45,854	$(8,154)	$128,409

Net income				4,314		4,314

Other comprehensive income					3,654	3,654

Dividends paid ($0.10 per share)				(893)		(893)

Purchase of treasury stock (106,365 shares)			(2,248)			(2,248)

Treasury stock used for employee benefit plans (50,409 shares)		(953)	1,024			71

Stock option expense		277				277

Restricted share award expense		307				307

Reclassification for adoption of ASU 2016-01				25	(25)	-

BALANCE, March 31, 2019	$108	$117,976	$(28,968)	$49,300	$(4,525)	$133,891

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2020	2019
	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$5,387	$4,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	268	310
Net accretion of premiums/discounts	(877)	(766)
Provision for loan losses	625	-
Net amortization of deferred loan fees and costs	(35)	(58)
Share-based compensation expense for stock options and share awards	526	584
Income from bank owned life insurance	(334)	(303)
Loss (gain) on sale of other real estate owned	-	46
Gain on sale of investments available for sale	(2,682)	(117)
Proceeds from the sale of loans	20,713	-
Gain on sale of loans	(265)	-
Originations of loans held for sale	(6,186)	-
Holding losses (gains) on equity securities	58	(34)
Deferred income tax (benefit) expense	(153)	(426)
Changes in assets and liabilities which used cash:
Accrued interest receivable	137	(489)
Accrued interest payable	(1,481)	(418)
Other, net	106	601
Net cash provided by operating activities	15,807	3,244
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(130,257)	(153,282)
Purchase of investment and mortgage-backed securities held to maturity	(2,500)	-
Sale of investments available for sale	81,953	12,770
Loans originated	(55,211)	(45,722)
Principal collected on loans	53,750	67,157
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	42,179	2,455
Available-for-sale	65,441	9,461
Redemption of FHLB Stock	5,489	5,589
Purchase of FHLB stock	(4,635)	(8,387)
Proceeds from sale of other real estate owned	-	603
Purchases of equipment	(233)	(225)
Net cash provided by (used in) investing activities	55,976	(109,581)
FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and savings accounts	45,814	10,792
Net (decrease) increase in certificates of deposit	(59,774)	30,449
Net (decrease) increase in FHLB advances - short term	(10,000)	15,500
Proceeds from FHLB advances - long term	-	74,223
Repayment of FHLB advances - long term	(12,280)	(19,312)
Increase in advances from borrowers for taxes and insurance	335	177
Cash dividends paid	(5,075)	(893)
Treasury stock used for employee benefit plans	(84)	71
Purchase of treasury stock	(1,999)	(2,248)
Net cash (used in) provided by financing activities	(43,063)	108,759

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS -continued

	Six Months Ended March 31.
	2020	2019
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,720	2,422

CASH AND CASH EQUIVALENTS—Beginning of period	47,968	48,171

CASH AND CASH EQUIVALENTS—End of period	$76,688	$50,593
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest on deposits and advances from Federal
Home Loan Bank	$12,187	$9,215
Income taxes paid	$1,195	$25

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS
Loans transferred to other real estate owned	183	-
Lease adoption:
Right of use lease asset	$1,415	-
Lease Liability	$1,536	-

See the accompany notes to the unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

Basis of presentation – The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three and six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The significant accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 81 through 85 of the Annual Report on Form 10-K for the year ended September 30, 2019.

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

In November 2019, the FASB issued ASU 2019-08, Compensation ‒ Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which requires entities to measure and classify share based payments to a customer, in accordance with the guidance in ASC 718, Compensation ‒ Stock Compensation. The amendments in that Update expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and, in doing so, superseded guidance in Subtopic 505-50, Equity ‒ Equity-Based Payments to Non-Employees. The amount that would be recorded as a reduction in revenue would be measured based on the grant date fair value of the share based payment, in accordance with Topic 718. The grant date is the date at which a supplier and customer reach a mutual understanding of the award’s key terms and conditions. The award’s classification and subsequent measurement would be subject to ASC 718 unless the award is modified or the grantee is no longer a customer. For entities that have not yet adopted the amendments in Update 2018-07, the amendments in this Update are effective for (1) public business entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and (2) other than public business entities in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. For entities that have adopted the amendments in Update 2018-07, the amendments in this Update are effective in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. An entity may early adopt the amendments in this Update, but not before it adopts the amendments in Update 2018-07. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), to simplify the accounting for income taxes, change the accounting for certain tax transactions, and make minor improvements to the codification. This Update provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The Update also changes current guidance for making an intra period allocation if there is a loss in continuing operations and gains outside of continuing operations; determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income. For public business entities, the amendments in this Update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2020		2019
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands, Except Share and Per Share Data)
Net income	$2,924	$2,924	$2,340	$2,340

Weighted average shares outstanding	8,884,760	8,884,760	8,777,252	8,777,252
Effect of common stock equivalents	-	117,342	-	144,309
Adjusted weighted average shares used in earnings per share computation	8,884,760	9,002,102	8,777,252	8,921,561
Earnings per share - basic and diluted	$0.33	$0.32	$0.27	$0.26

	Six Months Ended March 31,
	2020		2019
	Basic	Diluted	Basic	Diluted
	(Dollars in Thousands, Except Share and Per Share Data)
Net income	$5,387	$5,387	$4,314	$4,314

Weighted average shares outstanding	8,885,972	8,885,972	8,790,822	8,790,822
Effect of common stock equivalents	-	133,815	-	131,262
Adjusted weighted average shares used in earnings per share computation	8,885,972	9,019,787	8,790,822	8,922,084
Earnings per share - basic and diluted	$0.61	$0.60	$0.49	$0.48

As of March 31, 2020 and 2019, there were 528,004 and 584,832 shares of common stock, respectively, subject to options with exercise prices less than the then current market and which were included in the computation of diluted earnings per share. At March 31, 2020 and 2019, there were 265,030 and 202,500 shares, respectively, that had exercise prices greater than the then current market value and were considered anti-dilutive at such dates.

3.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive (loss) income by component, net of tax, for the periods presented:

	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2020	2020	2019	2019	2019
	(Dollars in Thousands)
	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive (loss) income	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive (loss) income
Beginning balance, January 1	$6,920	$(5,096)	$1,824	$(5,615)	$(418)	$(6,033)
Other comprehensive (loss) income before reclassifications	3,812	(8,621)	(4,809)	3,572	(1,947)	1,625
Total	10,732	(13,717)	(2,985)	(2,043)	(2,365)	(4,408)
Reclassification from adoption of ASU 2016-01	-	-	-	(25)	-	(25)
Reclassification for net gains recorded in net income	(1,868)	-	(1,868)	(92)	-	(92)
Ending balance, March 31	$8,864	$(13,717)	$(4,853)	$(2,160)	$(2,365)	$(4,525)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

	Six Months Ended March 31,			Six Months Ended March 31,
	2020	2020	2020	2019	2019	2019
	(Dollars in Thousands)
	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive (loss) income	Unrealized gain (loss) on AFS securities (a)	Unrealized gain (loss) on interest rate swaps (a)	Total accumulated other comprehensive (loss) income
Beginning balance, October 1	$8,098	$(6,906)	$1,192	$(8,320)	$166	$(8,154)
Other comprehensive (loss) income before reclassification	2,885	(6,811)	(3,926)	6,277	(2,531)	3,746
Total	10,983	(13,717)	(2,734)	(2,043)	(2,365)	(4,408)
Reclassification from adoption of ASU 2016-01	-	-	-	(25)		(25)
Reclassification for net gains recorded in net income	(2,119)	-	(2,119)	(92)	-	(92)
Ending balance, March 31	$8,864	$(13,717)	$(4,853)	$(2,160)	$(2,365)	$(4,525)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

4.	INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$37,433	$119	$(95)	$37,457
State and political subdivisions	71,957	1,991	(2,453)	71,495
Mortgage-backed securities - U.S. government agencies	312,448	10,776	(63)	323,161
Corporate debt securities	78,273	1,650	(703)	79,220

Total securities available for sale	$500,111	$14,536	$(3,314)	$511,333

Securities Held to Maturity:
U.S. government and agency obligations	$6,500	$253	$-	$6,753
State and political subdivisions	18,130	588	(22)	18,696
Mortgage-backed securities - U.S. government agencies	4,307	289	-	4,596

Total securities held to maturity	$28,937	$1,130	$(22)	$30,045

The Company recognized net realized losses on equity securities of $58,000 and $39,000 for the six and three months ended March 31, 2020, respectively. Net gains on equity securities were $34,000 and $0 during the three and six months ended March 31, 2019.

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

The amortized cost and fair value of equity securities:

As of March 31, 2020, the Bank maintained $270.4 million of securities in a safekeeping account at the FHLB of Pittsburgh available to be used for collateral and convenience. As of March 31, 2020, The Bank was only required to hold $144.1 million as specific collateral for its borrowings; therefore the $126.3 million excess securities are not restricted and could be sold or transferred if needed.

The following table shows the gross unrealized losses and related fair values of the Company’s investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position as of March 31, 2020:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$(24)	$4,976	$(71)	$3,364	$(95)	$8,340
State and political subdivisions	-	-	(2,453)	23,285	(2,453)	23,285
Mortgage-backed securities - U.S. government agencies	(18)	7,181	(45)	3,510	(63)	10,691
Corporate bonds	(703)	16,749	-	-	(703)	16,749

Total securities available for sale	$(745)	$28,906	$(2,569)	$30,159	$(3,314)	$59,065

Securities Held to Maturity:
State and political subdivisions	$(22)	$2,002	$-	$-	$(22)	$2,002
Total securities held to maturity	$(22)	$2,002	$-	$-	$(22)	$2,002

Total	$(767)	$30,908	$(2,569)	$30,159	$(3,336)	$61,067

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position as of September 30, 2019:

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

For both the three and six months ended March 31, 2020 and 2019, the Company did not record any credit losses on investment securities through earnings.

U.S. Government and Agency Obligations - At March 31, 2020, there was one security in a gross unrealized loss position for less than 12 months and there was one security in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2020.

Mortgage-Backed Securities – At March 31, 2020, there were five mortgage-backed securities in a gross unrealized loss position for less than 12 months, while there were seven securities in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and all of them are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2020.

Corporate Debt Securities – At March 31, 2020, there were six securities in a gross unrealized loss for less than 12 months, while there were no securities in a gross unrealized loss position for more than 12 months at such date. These securities were issued by publicly reporting companies with an investment grade rating by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2020.

State and political subdivisions – At March 31, 2020, there was one security in a gross unrealized loss for less than 12 months, while there were seven securities in a gross unrealized loss position for more than 12 months at such date. The unrealized losses on these debt securities relate principally to the changes in market interest rates in the financial markets and are not as a result of projected short fall of cash flows. These securities were issued by local municipalities/school districts with an investment grade rating by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2020.

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

	March 31, 2020
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Due after one through five years	$-	$-	$20,546	$20,300
Due after five through ten years	17,098	17,693	58,912	60,185
Due after ten years	7,532	7,756	108,205	107,687

Total	$24,630	$25,449	$187,663	$188,172

During the three month period ended March 31, 2020, the Company sold securities with an aggregate amortized cost of $44.6 million for a recognized aggregate gain of $2.4 million. For the six month period ended March 31, 2020, the Company sold securities with an aggregate amortized value of $62.1 million and a recognized gain of $2.7 million.During both the three and six month periods ended March 31, 2019, the Company sold three mortgage-back securities with an aggregate amortized cost of $12.8 million for a recognized aggregate gain of $117,000 (pre-tax).

5.	LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	September 30,
	2020	2019
	(Dollars in Thousands)
One-to-four family residential	$243,326	$268,780
Multi-family residential	25,864	30,582
Commercial real estate	125,193	128,521
Construction and land development	245,745	253,368
Commercial business	21,999	19,630
Loans to financial institutions	6,000	6,000
Leases	298	518
Consumer	768	834

Total loans	669,193	708,233

Undisbursed portion of loans-in-process	(88,645)	(114,528)
Deferred loan fees	(2,465)	(2,856)
Allowance for loan losses	(5,961)	(5,393)

Net loans	$572,122	$585,456

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at March 31, 2020:

	One- to-four family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial Business	Loans to financial institutions	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
Allowance for loan losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,301	295	1,365	2,090	257	70	4	3	576	5,961
Total ending allowance balance	$1,301	$295	$1,365	$2,090	$257	$70	$4	$3	$576	$5,961

Loans:
Individually evaluated for impairment	$3,797	$-	$1,417	$8,700	$-	$-	$-	$-		$13,914
Collectively evaluated for impairment	239,529	25,864	123,776	237,045	21,999	6,000	298	768		655,279
Total loans	$243,326	$25,864	$125,193	$245,745	$21,999	$6,000	$298	$768		$669,193

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

The following table presents impaired loans by class as of March 31, 2020, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$3,797	$3,797	$4,147
Commercial real estate	-	-	1,417	1,417	1,536
Construction and land development	-	-	8,700	8,700	11,081
Total impaired loans	$-	$-	$13,914	$13,914	$16,764

The following table presents impaired loans by class as of September 30, 2019, segregated by those for which a specific allowance was required and those for which a specific allowance was not required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$-	$-	$4,827	$4,827	$5,179
Commercial real estate	-	-	1,965	1,965	2,125
Construction and land development	-	-	8,750	8,750	11,131
Total impaired loans	$-	$-	$15,542	$15,542	$18,435

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended March 31, 2020
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$4,195	$-	$8
Multi-family residential	74	-	-
Commercial real estate	1,593	-	-
Construction and land development	8,726	-	-
Consumer	16	-	-
Total impaired loans	$14,603	$-	$8

	Three Months Ended March 31, 2019
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$4,952	$21	$5
Multi-family residential	290	5	-
Commercial real estate	2,202	10	1
Construction and land development	8,752	-	-
Consumer	10	-	-
Total impaired loans	$16,206	$36	$6

	Six Months Ended March 31, 2020
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$4,195	$3	$17
Multi-family residential	74	-	-
Commercial real estate	1,593	-	1
Construction and land development	8,725	-	-
Commercial business	4	-	1
Consumer	16	-	-
Total impaired loans	$14,607	$3	$19

	Six Months Ended March 31, 2019
	Average Recorded Investment	Income Recognized on Accrual Basis	Income Recognized on Cash Basis
	(Dollars in Thousands)
One-to-four family residential	$5,055	$44	$10
Multi-family residential	293	10	-
Commercial real estate	2,133	20	2
Construction and land development	8,752	-	-
Consumer	8	-	-
Total impaired loans	$16,241	$74	$12

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

	March 31, 2020
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$238,046	$1,483	$3,797	$243,326
Multi-family residential	25,864	-	-	25,864
Commercial real estate	122,671	1,105	1,417	125,193
Construction and land development	237,045	-	8,700	245,745
Loans to financial institutions	6,000	-	-	6,000
Commercial business	21,999	-	-	21,999
Total loans	$651,625	$2,588	$13,914	$668,127

	September 30, 2019
		Special		Total
	Pass	Mention	Substandard	Loans
	(Dollars in Thousands)
One-to-four family residential	$262,164	$1,789	$4,827	$268,780
Multi-family residential	30,582	-	-	30,582
Commercial real estate	122,838	3,718	1,965	128,521
Construction and land development	244,618	-	8,750	253,368
Loans to financial institutions	6,000	-	-	6,000
Commercial business	19,630	-	-	19,630
Total loans	$685,832	$5,507	$15,542	$706,881

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

	March 31, 2020
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$239,999	$3,327	$243,326
Leases	298	-	298
Consumer	768	-	768
Total loans	$241,065	$3,327	$244,392

	September 30, 2019
		Non-	Total
	Performing	Performing	Loans
	(Dollars in Thousands)
One-to-four family residential	$265,068	$3,712	$268,780
Leases	518	-	518
Consumer	834	-	834
Total loans	$266,420	$3,712	$270,132

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following tables present the loan categories of the loan portfolio summarized by the aging categories of performing loans, delinquent loans and nonaccrual loans:

	March 31, 2020
							90 Days+
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing
	(Dollars in Thousands)
One-to-four family residential	$239,740	$1,017	$2,569	$3,586	$243,326	$3,327	$-
Multi-family residential	25,864	-	-	-	25,864	-	-
Commercial real estate	122,091	1,685	1,417	3,102	125,193	1,417	-
Construction and land development	237,045	-	8,700	8,700	245,745	8,700	-
Commercial business	21,999	-	-	-	21,999	-	-
Financial institutions	6,000	-	-	-	6,000	-	-
Leases	298	-	-	-	298	-	-
Consumer	700	68	-	68	768	-	-
Total loans	$653,737	$2,770	$12,686	$15,456	$669,193	$13,444	$-

	September 30, 2019
							90 Days+
		30-89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing
	(Dollars in Thousands)
One-to-four family residential	$264,784	$750	$3,246	$3,996	$268,780	$3,712	$-
Multi-family residential	30,582	-	-	-	30,582	-	-
Commercial real estate	127,104	-	1,417	1,417	128,521	1,473	-
Construction and land development	244,618	-	8,750	8,750	253,368	8,750	-
Commercial business	19,630	-	-	-	19,630	-	-
Loans to financial institutions	6,000	-	-	-	6,000	-	-
Leases	518	-	-	-	518	-	-
Consumer	739	95	-	95	834	-	-
Total loans	$693,975	$845	$13,413	$14,258	$708,233	$13,935	$-

The allowance for loan losses is established through a provision for loan losses charged to expense. The Company maintains the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses no less than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio in view of these inherent losses. For each primary type of loan, a loss factor is established reflecting an estimate of the known and inherent losses in such loan type contained in the portfolio using both a quantitative analysis as well as consideration of qualitative factors. The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the Company’s loans, the value of collateral securing the loans, the borrowers’ ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. For the three months ended March 31, 2020 the analysis took into account the pandemic and its effects on the Company’s business, especially with respect to commercial real estate, commercial business and construction and land development loans.

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

The following tables summarize the primary segments of the allowance for loan losses. Activity in the allowance is presented for the both three and six month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	One- to four-family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Financial institutions	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL. balance at December 31, 2019	$999	$255	$1,281	$2,205	$201	$63	$4	$12	$508	$5,528
Charge-offs	(3)	-	-	-	(15)	-	-	(56)	-	(74)
Recoveries	1	-	-	-	-	-	-	6	-	7
Provision	304	40	84	(115)	71	7	-	41	68	500
ALLL balance at March 31, 2020	$1,301	$295	$1,365	$2,090	$257	$70	$4	$3	$576	$5,961

	Six Months Ended March 31, 2020
	One- to four-family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Financial institutions	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2019	$1,002	$315	$1,257	$2,034	$206	$63	$5	$13	$498	$5,393
Charge-offs	(3)	-	-	-	(15)	-	-	(56)	-	(74)
Recoveries	1	-	-	-	-	-	10	6	-	17
Provision	301	(20)	108	56	66	7	(11)	40	78	625
ALLL balance at March 31, 2020	$1,301	$295	$1,365	$2,090	$257	$70	$4	$3	$576	$5,961

	Three Months Ended March 31, 2019
	One- to four-family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Financial institutions	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at December 31, 2018	$1,427	$372	$1,147	$1,445	$193	$67	$16	$13	$487	$5,167
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	60	-	-	-	-	-	-	-	-	60
Provision	(173)	13	195	(75)	42	1	(3)	7	(7)	-
ALLL balance at March 31, 2019	$1,314	$385	$1,342	$1,370	$235	$68	$13	$20	$480	$5,227

	Six Months Ended March 31, 2019
	One- to four-family residential	Multi-family residential	Commercial real estate	Construction and land development	Commercial business	Financial institutions	Leases	Consumer	Unallocated	Total
	(Dollars in Thousands)
ALLL balance at September 30, 2018	$1,343	$347	$1,154	$1,554	$187	$64	$18	$18	$482	$5,167
Charge-offs	-	-	-	-	-	-	-	-	-	-
Recoveries	60	-	-	-	-	-	-	-	-	60
Provision	(89)	38	188	(184)	48	4	(5)	2	(2)	-
ALLL balance at March 31, 2019	$1,314	$385	$1,342	$1,370	$235	$68	$13	$20	$480	$5,227

The Company recorded a provision for loan losses of $500,000 and $625,000 for the three and six months period ended March 31, 2020, respectively, compared to no provision for loan losses for the comparable three and six months periods in fiscal 2019. The provision expense incurred during the 2020 periods was primarily as a precaution due to the uncertainty associated with the economic effects of COVID-19 and the potential credit deterioration caused thereby. Although no delinquencies have occurred as of March 31, 2020 due to the effects of the COVID-19 pandemic, a number of borrowers contacted the Bank regarding deferments of upcoming loan payments. These deferments are not anticipated to be troubled debt restructurings (“TDRs”) as all the borrowers requesting deferments were current as of December 31, 2019 and the request for the deferments were related to the current economic conditions caused by COVID-19, not underlying weaknesses within the respective loans. Notwithstanding the foregoing, the Company believes there is a material risk that credit losses and non-performing assets may increase due to current economic conditions. During the quarter ended March 31, 2020, the Company recorded $74,000 in charge offs and recoveries of $7,000. During the six months ended March 31, 2020, the Company recorded charge offs of $74,000 and recoveries of $17,000. During both the quarter and six months ended March 31, 2019, the Company recorded no charge offs and recoveries of $60,000.

At March 31, 2020, the Company had four loans aggregating $5.3 million that were classified as TDRs. Three of the TDRs, totaling $4.9 million, which are classified as non-accrual are a part of a troubled lending relationship totaling $10.6. The remaining TDR is also on non-accrual and consists of a $424,000 loan secured by a single-family property; the loan is performing in accordance with the restructured terms.

The Company did not restructure any loans during the three and six months ended March 31, 2020, or during the three and six months ending March 31, 2019.

No TDRs defaulted during the six-month period ending March 31, 2020 or 2019.

6.	DEPOSITS

Deposits consist of the following major classifications:

	March 31,		September 30,
	2020		2019
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Money market deposit accounts	$114,215	15.6%	$75,766	10.2%
Interest-bearing checking accounts	66,827	9.1%	58,647	7.9%
Non interest-bearing checking accounts	19,524	2.7%	16,949	2.3%
Passbook, club and statement savings	77,497	10.6%	80,899	10.8%
Certificates maturing in six months or less	233,006	31.9%	294,343	39.4%
Certificates maturing in more than six months	220,415	30.1%	218,840	29.4%

Total	$731,484	100.0%	$745,444	100.0%

Certificates in the amount of $250,000 and over totaled $159.1 million as of March 31, 2020 and $182.8 million as of September 30, 2019.

7.	ADVANCES FROM FEDERAL HOME LOAN BANK – SHORT TERM

As of March 31, 2020 and September 30, 2019 outstanding balances and related information of short-term borrowings from the FHLB are summarized as follows:

	March 31,	September 30,
(Dollar Amounts in Thousands)	2020	2019
Balance at period end	$80,000	$90,000
Weighted-average rate at period end	1.16%	2.32%

As of March 31, 2020, the $80.0 million of borrowings consisted of four 30-day and one 90-day FHLB advances associated with interest rate swap contracts.

As of September 30, 2019, the $90.0 million of borrowings consisted of seven 30-day FHLB advances associated with interest rate swap contracts.

The Bank maintains borrowing facilities with the FHLB of Pittsburgh, Atlantic Community Bankers Bank (“ACBB”) and the Federal Reserve Bank of Philadelphia, the terms and interest rates of which are subject to change on the date of execution of borrowings. Available borrowings are based on collateral with the facility. The Bank maintains unsecured borrowing facilities with ACBB and PNC for $12.5 million and $10.0 million, respectively.

8.	ADVANCES FROM FEDERAL HOME LOAN BANK – LONG TERM

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by a blanket collateral of loans held by the Company and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of March 31, 2020 and September 30, 2019 are as follows:

			Weighted
Long-term FHLB advances:	Maturity range		average interest	Stated interest rate range		March 31,	September 30,
Description	from	to	rate	from	to	2020	2019
						(Dollars in Thousands)
Fixed Rate - Amortizing	1-Oct-19	30-Sep-20				$-	$236
Fixed Rate - Amortizing	1-Oct-20	30-Sep-21	2.71%	1.94%	2.83%	9,797	14,354
Fixed Rate - Amortizing	1-Oct-21	30-Sep-22	2.82%	1.99%	3.05%	7,137	8,729
Fixed Rate - Amortizing	1-Oct-22	30-Sep-23	2.88%	1.94%	3.11%	6,104	6,931
Total			2.79%			23,038	30,250

Fixed Rate - Advances	1-Oct-19	30-Sep-20	2.76%	1.38%	3.06%	7,268	12,304
Fixed Rate - Advances	1-Oct-20	30-Sep-21	2.37%	1.42%	2.92%	18,006	18,017
Fixed Rate - Advances	1-Oct-21	30-Sep-22	2.31%	1.94%	3.23%	63,315	63,336
Fixed Rate - Advances	1-Oct-22	30-Sep-23	2.52%	2.00%	3.22%	94,999	94,999
Fixed Rate - Advances	1-Oct-23	30-Sep-24	2.88%	2.38%	3.20%	67,998	67,998
Total			2.56%			251,586	256,654

			2.58%	Total		$274,624	$286,904

9.	DERIVATIVES

The Company has contracted with a third party to participate in interest rate swap contracts. One of the swaps is a cash flow hedge associated with FHLB advances at both March 31, 2020 and September 30, 2019, while there are eleven additional cash flow hedges tied to wholesale funding at March 31, 2020. These interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. During the quarter ended March 31, 2020, $5,000 of expense was recognized as ineffectiveness through earnings, while $3,000 of expense was recognized as ineffectiveness through earnings during the comparable period in fiscal 2019. During the six months ended March 31, 2019, $3,000 of expense was recognized as ineffectiveness through earnings, while $5,000 of expense was recognized as ineffectiveness through earnings during the comparable period in 2019. There were nine interest rate swaps designated as fair value hedges involving the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements that were applicable to three loans and seven investment securities as of both March 31, 2020 and September 30, 2019. The fair value is recorded in the other liabilities section of the statement of financial condition.

Below is a summary of the interest rate swap agreements and their terms as of March 31, 2020.

Hedged	Notional	Pay Rate		Receive	Maturity Date		Unrealized
Item	Amount	from	to	Rate	from	to	Loss
				(Dollars in Thousands)
FHLB advances	$10,000	2.70%	2.70%	1 Mth Libor	10-Apr-25	10-Apr-25	$(1,151)
State and political subdivisions	21,570	3.06%	3.07%	3 Mth Libor	1-Feb-27	1-May-28	(3,878)
Commercial loans	17,339	4.10%	5.74%	1 Mth Libor +225 to 276 bp	13-Jun-25	1-Aug-26	-
30 day wholesale funding	65,000	1.94%	2.51%	1 Mth Libor	15-Feb-24	12-Jun-26	(4,836)
90 day wholesale funding	135,000	2.51%	2.78%	3 Mth Libor	11-Jan-24	27-Mar-24	(11,378)

							$(21,243)

Below is a summary of the interest rate swap agreements and their terms as of September 30, 2019.

Hedged	Notional	Pay Rate		Receive	Maturity Date		Unrealized
Item	Amount	from	to	Rate	from	to	Loss
				(Dollars in Thousands)
FHLB advances	$10,000	2.70%	2.70%	1 Mth Libor	10-Apr-25	10-Apr-25	$(719)
State and political subdivisions	21,570	3.06%	3.07%	3 Mth Libor	1-Feb-27	1-May-28	(2,502)
Commercial loans	17,339	4.10%	5.74%	1 Mth Libor +225 to 276 bp	13-Jun-25	1-Aug-26	-
30 day wholesale funding	65,000	1.94%	2.51%	1 Mth Libor	15-Feb-24	12-Jun-26	(1,415)
90 day wholesale funding	135,000	2.51%	2.78%	3 Mth Libor	11-Jan-24	27-Mar-24	(6,605)

							$(11,241)

All interest swaps are carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”

10.	INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

For the six months period ended:	March 31,	September 30,
	2020	2019
Deferred tax assets:	(Dollars in Thousands)
Allowance for loan losses	$1,571	$1,488
Nonaccrual interest	531	487
Accrued vacation	7	7
Capital loss carryforward	121	121
Split dollar life insurance	9	9
Post-retirement benefits	73	76
Unrealized losses on interest rate swaps	3,647	1,836
Deferred compensation	784	809
Goodwill	63	69
Other	88	64
Employee benefit plans	293	216
Total deferred tax assets	7,187	5,182
Valuation allowance	(121)	(121)
Total deferred tax assets, net of valuation allowance	7,066	5,061

Deferred tax liabilities:
Property	134	141
Unrealized gain on equity securities	16	19
Unrealized gains on available for sale securities	2,356	2,153
Purchase accounting adjustments	273	215
Deferred loan fees	170	175

Total deferred tax liabilities	2,949	2,703

Net deferred tax assets	$4,117	$2,358

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be fully realized through future reversals of existing taxable temporary differences and/or, to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains recognized over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The valuation allowance totaled $121,000 at March 31, 2020 and September 30, 2019, respectively.

For the six-month period ended March 31, 2020, the Company recorded income tax expense of $1.1 million compared to income tax expense of $809,000, for the period ended March 31, 2019.

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

The Company maintains the 2008 Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the 2008 RRP purchased 213,528 shares (on a converted basis) of the Company’s common stock in the open market for an aggregating cost of approximately $2.5 million, at an average purchase price per share of $11.49. The Company made sufficient contributions to the 2008 RRP to fund these purchases. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares of common stock can be awarded as restricted stock awards or units, of which 233,500 shares were awarded during February 2015. In August 2016, the Company granted 7,473 awards covering shares under the 2008 RRP and 3,027 shares under the 2014 SIP. In March 2017, the Company granted awards covering 17,128 shares under the 2014 SIP. In March 2018, the Company granted awards covering 924 shares under the 2008 RRP and 25,576 shares under the 2014 SIP. Shares subject to awards under either plan generally vest at the rate of 20% per year over five years. No further grants may be made pursuant to the RRP in accordance with its terms.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three and six months ended March 31, 2020, an aggregate of $120,000 and $256,000, respectively, was recognized in compensation expense for the grants pursuant to the 2008 RRP and the grants pursuant to the 2014 SIP. During the three and six months ended March 31, 2019, $150,000 and $307,000, respectively, was recognized in compensation expense for the grants pursuant to the 2008 RRP and the grants pursuant to the 2014 SIP. At March 31, 2020, approximately $443,000 in additional compensation expense for unvested shares awarded related to the 2008 RRP and 2014 SIP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the six months ended March 31, 2020 is presented in the following tables:

	Six Months Ended March 31, 2020
	Number of Shares (1)	Weighted Average Grant Date Fair Value
Non-vested stock awards at October 1, 2019	68,980	$15.05
Granted	-	-
Forfeited	-	-
Vested	(42,024)	13.44
Non-vested stock awards at the March 31, 2020	26,956	$17.56

The Company maintains the 2008 Stock Option Plan (the “Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares (on a converted basis) of common stock were approved for future issuance pursuant to the Option Plan. As of September 30, 2018, all of the options had been awarded under the Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 605,000 shares were awarded during February 2015 pursuant to the 2014 SIP. During August 2016, the Company granted options covering 18,866 shares under the Option Plan and 8,634 shares under the 2014 SIP. In March 2017, the Company granted options covering 22,828 shares under the 2014 SIP. In May 2017, the Company granted options covering 25,000 shares under the 2014 SIP and 283 shares under the Option Plan. In March 2018, the Company granted options covering 159,265 shares under the 2014 SIP and 18,235 shares under the Option Plan. In July 2019, the Company granted options covering 39,702 shares under the 2014 SIP. No further grants can be made under the Option Plan in accordance with its terms and no further shares are available for grant under the 2014 SIP unless options are forfeited.

A summary of the status of the Company’s stock options under the 2008 Option Plan and the 2014 SIP as of March 31, 2020 is presented below:

	Six Months Ended March 31, 2020
	Number of Shares	Weighted Average Exercise Price
Outstanding at October 1, 2019	793,034	$13.86
Granted	-	-
Exercised	(13,345)	-
Forfeited	-	-
Outstanding at March 31, 2020	779,689	$13.93
Exercisable at March 31, 2020	598,356	$12.67

The weighted average remaining contractual term was approximately 6.0 years for options outstanding as of March 31, 2020.

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

During the three and six months ended March 31, 2020, $117,000 and $270,000, respectively, was recognized in compensation expense for options granted pursuant to the Option Plan and the 2014 SIP.

At March 31, 2020, there was approximately $566,000 in additional compensation expense to be recognized for awarded options which remained outstanding and unvested at such date. The weighted average period over which this expense will be recognized is approximately 3.1 years.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2020, the Company had $29.7 million in outstanding commitments to originate loans with market interest rates ranging from 2.38% to 5.00%. At September 30, 2019, the Company had $32.4 million in outstanding commitments to originate fixed-rate loans with market interest rates ranging from 1.99% to 6.50%. The aggregate undisbursed portion of loans-in-process amounted to $88.7 million at March 31, 2020 and $114.5 million at September 30, 2019.

The Company also had commitments under unused lines of credit of $35.3 million as of March 31, 2020 and $37.5 million as of September 30, 2019 and letters of credit outstanding of $1.1 million as of March 31, 2020 and $1.5 million as of September 30, 2019.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At March 31, 2020, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $1.3 million. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2020 and September 30, 2019, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Generally accepted accounting principles used in the United States establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

The three broad levels of hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets and liabilities as of March 31, 2020 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$37,457	$-	$37,457
State and political subdivisions	-	71,495	-	71,495
Mortgage-backed securities - U.S. Government agencies	-	323,161	-	323,161
Corporate bonds	-	79,220	-	79,220
Equity securities	37	-	-	37
Total	$37	$511,333	$-	$511,370

Liabilities
Interest rate swap contracts	$-	$21,243	$-	$21,243
Total	$-	$21,243	$-	$21,243

Those assets as of September 30, 2019 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Assets:
Securities available for sale:
U.S. Government and agency obligations	$-	$24,865	$-	$24,865
State and political subdivisions	-	47,646	-	47,646
Mortgage-backed securities - U.S. Government agencies	-	370,772	-	370,772
Corporate bonds	-	69,539	-	69,539
Equity security - FHLMC preferred stock	95	-	-	95
Total	$95	$512,822	$-	$512,917

Liabilities:
Interest rate swap contracts	$-	$11,241	$-	$11,241
Total	$-	$11,241	$-	$11,241

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due (principle and interest) in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement.  In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value of approximately $13.9 million as of March 31, 2020.

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

Summary of Non-Recurring Fair Value Measurements

	At March 31, 2020
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$13,914	$13,914
Other real estate owned	-	-	406	406
Total	$-	$-	$14,320	$14,320

	At September 30, 2019
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$15,542	$15,542
Other real estate owned	-	-	348	348
Total	$-	$-	$15,890	$15,890

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At March 31, 2020
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$13,914	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 9% discount/ 7%
Other real estate owned	$406	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	22% discount

	At September 30, 2019
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$15,542	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 9% discount/ 7%
Other real estate owned	$348	Property appraisals (1)(3)	Management discount for selling costs, property type and market volatility (2)	22% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

			Fair Value Measurements at
			March 31, 2020
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$76,688	$76,688	$76,688	$-	$-
Certificates of deposit	2,351	2,351	2,351	-	-
Investment and mortgage-backed
securities available for sale	511,333	511,333	-	511,333	-
Equity securities	37	37	37
Investment and mortgage-backed
securities held to maturity	28,937	30,045	-	30,045	-
Loans receivable, net	572,122	572,192	-	-	572,192
Accrued interest receivable	4,412	4,412	4,412	-	-
Restricted bank stock	15,552	15,552	15,552	-	-
Bank owned life insurance	32,175	32,175	32,175	-	-

Liabilities:
Checking accounts	86,351	86,351	86,351	-	-
Money market deposit accounts	114,215	114,215	114,215	-	-
Passbook, club and statement
savings accounts	77,497	77,497	77,497	-	-
Certificates of deposit	453,421	468,543	-	-	468,543
Advances from FHLB short-term	80,000	80,000	80,000		-
Advances from FHLB long-term	274,624	289,943	-	-	289,943
Accrued interest payable	2,847	2,847	2,847	-	-
Advances from borrowers for taxes and
insurance	2,667	2,667	2,667	-	-
Interest rate swap contracts	21,243	21,243	-	21,243	-

			Fair Value Measurements at
			September 30, 2019
	Carrying	Fair
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$47,968	$47,968	$47,968	$-	$-
Certificates of deposit	2,351	2,351	2,351	-	-
Investment and mortgage-backed
securities held to maturity	68,635	69,507	-	69,507	-
Loans receivable, net	585,456	585,476	-	-	585,476
Accrued interest receivable	4,549	4,549	4,549	-	-
Restricted bank stock	16,406	16,406	16,406	-	-
Bank owned life insurance	31,841	31,841	31,841	-	-

Liabilities:
Checking accounts	75,596	75,596	75,596	-	-
Money market deposit accounts	75,766	75,766	75,766	-	-
Passbook, club and statement
savings accounts	80,899	80,899	80,899	-	-
Certificates of deposit	513,183	529,099	-	-	529,099
Accrued interest payable	4,328	4,328	4,328	-	-
Advances from FHLB -short-term	90,000	90,000	90,000	-	-
Advances from FHLB -long-term	286,904	293,839	-	-	293,839
Advances from borrowers for taxes and
insurance	2,332	2,332	2,332	-	-
Interest rate swap contracts	11,241	11,241	11,241	-	-

14.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp on January 1, 2017.

	Balance			Balance
	October 1,	Additions/		March 31,	Amortization
	2019	Adjustments	Amortization	2020	Period
Goodwill	$6,102	$-	$-	$6,102
Core deposit intangible	448	-	(56)	392	10 years
	$6,550	$-	$(56)	$6,494

As of March 31, 2020, the current fiscal year and the future fiscal periods amortization expense for the core deposit intangible is:

(In Thousands)

2020	$52
2021	93
2022	78
2023	64
2024	49
Thereafter	56
Total	$392

15.	LEASES

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

As of March 31, 2020, operating lease ROU assets were $1.4 million and operating lease liabilities were $1.5 million. Operating lease costs of $60,000 and $117,000 were recognized for the three and six month periods ended March 31, 2020.

The following table summarizes other information related to our operating leases:

March 31, 2020
Weighted-average remaining lease term - operating leases in years	6.75
Weighted-average discount rate - operating leases	2.0%

The following table presents aggregate lease maturities and obligations as of March 31, 2020:

(Dollars in Thousands)

2020	$104
2021	210
2022	213
2023	216
2024	220
2025 and thereafter	647
Total lease payments	1,610
Less: interest	116
Present value of lease liabilities	$1,494

16.	SUBSEQUENT EVENTS

Paycheck Protection Program

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2 trillion in economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans. An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs;” or (2) $10 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

As of May 1, 2020, we had received approximately 55 applications for up to $5.0 million of loans under the PPP.

Loan Modification/Troubled Debt Restructurings

As of May 1, 2020 we have modified 90 loans aggregating $146.6 million in loan principal, primarily consisting of deferral of principal and interest payments and extension of maturity date corresponding to the period of deferral. All of the loans provided modifications were performing in accordance with their terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2019 (the “Form 10-K”).

Overview. Prudential Bancorp, Inc. (the “Company”) was formed by Prudential Bancorp, Inc. of Pennsylvania to become the successor holding company for Prudential Bank (the “Bank”) (formerly known as Prudential Savings Bank) as a result of the second-step conversion of Prudential Mutual Holding Company completed in October 2013. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, non-interest income (which includes impairment charges) and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy expense, depreciation, data processing expense, payroll taxes and other expenses. Our results of operations are also significantly affected by general economic and competitive conditions, especially changes resulting from the COVID-19 pandemic and the governmental actions taken to address it including shelter-in-place orders and required closing of non-essential businesses, as well as changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking and Securities (the “Department”). The Bank’s main office is located in Philadelphia, Pennsylvania, with nine additional full-service banking offices located in Philadelphia, Delaware and Montgomery Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank. In 2006, all mortgage-backed securities then owned by the Company’s predecessor were transferred to PSB Delaware, Inc. PSB Delaware, Inc.’s activities are included as part of the consolidated financial statements.

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

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Losses are charged against the allowance for loan losses when management believes that the collectability in full of the principal of a loan is unlikely. Subsequent recoveries are added to the allowance. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairments based upon an evaluation of known and inherent losses in the loan portfolio that are both probable and reasonable to estimate. For the quarter ended March 31, 2020, the analysis took into account the exposure to credit deterioration due to the COVID-19 pandemic. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to criticized and classified loans.

Management monitors its allowance for loan losses at least quarterly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends.  In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

•	Levels of past due, classified, criticized and non-accrual loans, troubled debt restructurings and loan modifications;
•	Nature and volume of loans;
•	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries and for commercial loans, the level of loans being approved with exceptions to the Bank’s lending policy;
•	Experience, ability and depth of management and staff;
•	National and local economic and business conditions, including various market segments, especially in light of the COVID-19 pandemic on both the national and local economies;
•	Quality of the Bank’s loan review system and the degree of Board oversight;
•	Concentrations of credit and changes in levels of such concentrations; and
•	Effect of external factors on the level of estimated credit losses in the current portfolio.

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

This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on our commercial, construction and residential loan portfolios and historical loss experience. All of these estimates may be susceptible to significant change. While management analyzed its allowance in light of the COVID-19 pandemic, such analysis will need to be continually refined and reviewed in light of the ongoing nature of the effects of the COVID-19 pandemic.

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

Investment and mortgage-backed securities available for sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no securities with a Level 3 classification as of March 31, 2020 or September 30, 2019.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In light of the COVID-19 pandemic, management is taking into account the effects the pandemic may have on securities and their impairment. The Company determines whether the unrealized losses are temporary or are considered other than temporary.  The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. In addition, the Company also considers the likelihood that the security will be required to be sold because of regulatory concerns, our internal intent not to dispose of the security prior to maturity and whether the entire cost basis of the security is expected to be recovered. In determining whether the cost basis will be recovered, management evaluates other facts and circumstances that may be indicative of an “other-than-temporary” impairment condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

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

In addition to factors previously disclosed in the reports filed by the Company with the Securities and Exchange Commission (“SEC”) and those identified elsewhere in this press release, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; general economic conditions; the scope and duration of the COVID-19 pandemic; the effects of the COVID-19 pandemic, including on the Company’s credit quality and operations as well as its impact on general economic conditions; legislative and regulatory changes including actions taken by governmental authorities in response to the COVID-19 pandemic; monetary and fiscal policies of the federal government; changes in tax policies, rates and regulations of federal, state and local tax authorities including the effects of the Tax Reform Act; changes in interest rates, deposit flows, the cost of funds, demand for loan products and the demand for financial services, in each case as may be affected by the COVID-19 pandemic, competition, changes in the quality or composition of the Company’s loan, investment and mortgage-backed securities portfolios; geographic concentration of the Company’s business; fluctuations in real estate values; the adequacy of loan loss reserves; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.

The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company to reflect events or circumstances occurring after the date of this Form 10-Q.

For a complete discussion of the assumptions, risks and uncertainties related to our business, readers are encouraged to review the Company’s filings with the SEC, including the “Risk Factors” section in the Company’s most recent Form 10-K, as supplemented by this Form 10-Q and as further supplemented by its quarterly or other reports subsequently filed with the SEC.

Market Overview. The worldwide COVID-19 pandemic has caused significant volatility and disruption in the financial markets both in the United States and globally. We are working with both residential and commercial borrowers to help them meet the unexpected financial challenges stemming from the COVID-19 pandemic and will continue to do so. As of May 1, 2020 we have modified 90 loans aggregating $146.6 million in loan principal, primarily consisting of deferral of principal and interest payments and extension of maturity date corresponding to the period of deferral. All of the loans provided modifications were performing in accordance with their terms

The Company continues to focus on the credit quality of its customers, especially in light of the COVID-19 pandemic, closely monitoring the financial status of borrowers throughout the Company’s markets, gathering information, working on early detection of potential problems, taking pre-emptive steps where necessary and performing the analysis required to maintain adequate reserves for loan losses.

The Company continues to maintain capital well in excess of regulatory requirements.

The following discussion provides further details on the financial condition of the Company at March 31, 2020 and September 30, 2019, and the results of operations for the three and six months ended March 31, 2020 and 2019.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2020 AND SEPTEMBER 30, 2019

At March 31, 2020, The Company had total assets of $1.3 billion at both March 31, 2020 and September 30, 2019. At March 31, 2020, the investment portfolio decreased by $51.2 million to $530.3 million as compared to $581.5 million at September 30, 2019 primarily as a result of investment securities sales and calls. Net loans receivable decreased slightly by $13.4 million to $572.1 million at March 31, 2020 from $585.5 million at September 30, 2019 both due to the continued intense competition for quality loans as well as to the sale of a $14.0 million package of long-term, fixed-rate mortgage loans undertaken to address the Company’s interest-rate margin compression.

Total liabilities were $1.1 billion at both March 31, 2020 and September 30, 2019, although deposits and FHLB borrowings decreased modestly as the Company has been allowing higher costing certificates of deposit and FHLB borrowings to run-off as they mature in order to reduce its cost of funds.

Total stockholders’ equity decreased by $7.4 million to $132.2 million at March 31, 2020 from $139.6 million at September 30, 2019. The decrease was primarily due to a $6.0 million decrease in the appreciation in the fair market value of interest rate swaps and available for sale securities. The decrease in the value of the swaps was due to the large decrease in market rates of interest in light of recent periods of declines in market conditions. Also contributing to the decrease were dividend payments totaling $5.1 million and treasury stock repurchases, net of stock plan activity, of $1.3 million. For the six months ended March 31, 2020, the Company repurchased 148,351 shares at an average cost of $13.45 per share. These decreases were partially offset by net income of $5.4 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020 AND 2019

Net income. The Company reported net income of $2.9 million, or $0.33 per basic share and $0.32 per diluted share, for the quarter ended March 31, 2020 as compared to $2.3 million, or $0.27 per basic share and $0.26 per diluted share, for the same quarter in fiscal 2019. For the six months ended March 31, 2020, the Company reported net income of $5.4 million, or $0.61 per basic share and $0.60 per diluted share as compared to $4.3 million, or $0.49 per basic and $0.48 per diluted share, for the same period in fiscal 2019.

Net interest income. For the three months ended March 31, 2020, net interest income decreased to $5.8 million as compared to $6.3 million for the same period in fiscal 2019. The decrease reflected the effects of an increase of $411,000, or 8.5%, in interest paid on deposits and borrowings combined with a $124,000 or 1.1%, decrease in interest income. The increase in the interest paid on deposits and borrowings was due to an $82.6 million increase in the average balance of such liabilities. Net-interest income continued to reflect, as well, the effects of margin compression. The yield on interest-earning assets decreased by 38 basis points, to 3.60% for the quarter ended March 31, 2020 from the comparable period in 2019 due to a reduction in market yields of interest in all interest-earning asset categories.

As part of the Company’s strategic lending initiatives, the Company increased its involvement in commercial and construction lending. The yields on such loans are typically tied to the Wall Street Journal Prime Rate (“WSJ Prime”) and adjust rapidly with changes in the WSJ Prime. With the recent unexpected significant decline in the WSJ Prime during the quarter ended March 31, 2020, a significant portion of the Company’s commercial and construction loan portfolio experienced downward adjustments in the interest rates on such loans.

For the six months ended March 31, 2020, net interest income was $12.1 million as compared to $12.3 million for the same period in fiscal 2019. The decrease was due to an increase of $1.9 million, or 21.7%, in interest paid on deposits and borrowings. Partially offsetting the increase in interest expense was an increase in interest income of $1.7 million, or 8.1%. The weighted average cost of borrowings and deposits increased to 1.96% during the six months ended March 31, 2020 from 1.83% during the comparable period in 2019 primarily due to increases in market rates of interest, reflecting in part the competitive market for deposits in the areas in which the Company operates. The increase in interest income was primarily due to the increase in the weighted average balance of interest-earning assets partially offset by the 20 basis point decline in the weighted average yield earned on our interest-earning assets.

For the three and six months ended March 31, 2020, the net interest margin was 1.89% and 1.96%, respectively, compared to 2.26% and 2.27% for the same periods in fiscal 2019, respectively. The margin compression experienced in the 2020 periods in large part reflected the more rapid decline in asset yields as compared to liability costs in response to the declining interest rate environment. The Company’s interest-earning assets are more rate sensitive than its interest-bearing liabilities and as a consequence, the Company’s yield on its interest-earning assets more rapidly experience the impact of declines in market rates.

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

	Three Months
	Ended March 31,
	2020			2019
	Average		Average	Average		Average
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$233,774	$2,010	3.45%	$196,030	$1,681	3.48%
Mortgage-backed securities	360,822	2,562	2.85	309,638	2,553	3.34
Loans receivable(2)	574,912	6,334	4.42	587,857	6,722	4.64
Other interest-earning assets	58,881	104	0.71	41,244	178	1.75
Total interest-earning assets	1,228,389	11,010	3.60	1,134,769	11,134	3.98
Cash and non interest-bearing balances	2,509			2,339
Other non interest-earning assets	50,648			22,547
Total assets	$1,281,546			$1,159,655
Interest-bearing liabilities:
Savings accounts	$78,491	7	0.04	$86,826	8	0.04
Money market deposit and NOW accounts	172,790	409	0.95	119,831	209	0.71
Certificates of deposit	464,866	2,449	2.11	601,503	3,323	2.24
Total deposits	716,147	2,865	1.60	808,160	3,540	1.78
Advances from Federal Home Loan Bank	368,336	2,356	2.57	195,007	1,270	2.64
Advances from borrowers for taxes and
insurance	3,205	1	0.13	1,958	1	0.21
Total interest-bearing liabilities	1,087,688	5,222	1.93	1,005,125	4,811	1.94
Non interest-bearing liabilities:
Non interest-bearing demand accounts	18,873			14,962
Other liabilities	33,731			7,333
Total liabilities	1,140,292			1,027,420
Stockholders' equity	141,254			132,235
Total liabilities and stockholders' equity	$1,281,546			$1,159,655
Net interest-earning assets	$140,701			$129,644
Net interest income; interest rate spread		$5,788	1.67%		$6,323	2.04%
Net interest margin(3)			1.89%			2.26%

Average interest-earning assets to average
interest-bearing liabilities		112.94%			112.90%

	Six Months
	Ended March 31,
	2020			2019
	Average		Average	Average		Average
	Balance	Interest	(1)	Balance	Interest	(1)
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$232,582	$4,095	3.51%	$189,535	$3,240	3.43%
Mortgage-backed securities	366,061	5,355	2.92	267,232	4,308	3.23
Loans receivable(2)	582,709	13,163	4.51	586,559	13,184	4.51
Other interest-earning assets	52,171	224	0.86	46,126	404	1.76
Total interest-earning assets	1,233,523	22,837	3.69	1,089,452	21,136	3.89
Cash and non interest-bearing balances	2,316			2,246
Other non interest-earning assets	53,446			39,078
Total assets	$1,289,285			$1,130,776
Interest-bearing liabilities:
Savings accounts	$79,229	13	0.03	$88,551	105	0.24
Money market deposit and NOW accounts	150,559	774	1.03	115,768	334	0.58
Certificates of deposit	477,511	5,201	2.17	583,795	6,139	2.11
Total deposits	707,299	5,988	1.69	788,114	6,578	1.67
Advances from Federal Home Loan Bank	379,041	4,716	2.48	175,100	2,217	2.54
Advances from borrowers for taxes and
insurance	2,985	2	0.13	2,272	2	0.18
Total interest-bearing liabilities	1,089,325	10,706	1.96	965,486	8,797	1.83
Non interest-bearing liabilities:
Non interest-bearing demand accounts	18,807			15,644
Other liabilities	32,734			18,917
Total liabilities	1,140,866			1,000,047
Stockholders' equity	148,419			130,729
Total liabilities and stockholders' equity	$1,289,285			$1,130,776
Net interest-earning assets	$144,198			$123,966
Net interest income; interest rate spread		$12,131	1.73%		$12,339	2.06%
Net interest margin(3)			1.96%			2.27%

Average interest-earning assets to average
interest-bearing liabilities		113.24%			112.84%

(1)	Yields and rates for the three and six month periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for loan losses. The Company recorded a provision for loan losses of $500,000 and $625,000, respectively, for the three and six months ended March 31, 2020, compared to no provisions for loan losses for the same periods in fiscal 2019, primarily as a precaution due to the uncertainty associated with the economic effects of the COVID-19 pandemic and the potential credit deterioration caused thereby. Although no delinquencies had occurred as of March 31, 2020 due to the effects of the COVID-19 pandemic, a number of borrowers have contacted the Company regarding deferments of upcoming loan payments. These deferments are not anticipated to be TDRs as all applicable borrowers were current as of December 31, 2019 and the request for the deferments were related to the current economic conditions caused by the COVID-19 pandemic, not underlying weaknesses within the respective loans. Notwithstanding the foregoing, the Company believes there is a material risk that credit losses and non-performing assets may increase due to current economic conditions and the effects of the COVID-19 pandemic. During the three and six months ending March 31, 2020, the Company recorded three charge offs aggregating $74,000. During the three and six months ended March 31, 2020, the Company recorded recoveries aggregating $7,000 and $17,000, respectively. During the three and six months ended March 31, 2019, the Company recorded no charge offs and one recovery in the amount of $58,000.

The allowance for loan losses totaled $6.0 million, or 1.0% of total loans and 44.3% of total non-performing loans at March 31, 2020 as compared to $5.4 million, or 0.9% of total loans and 38.7% of total non-performing loans at September 30, 2019. The Company believes that the allowance for loan losses at March 31, 2020 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

The Company’s methodology for assessing the adequacy of the allowance establishes both specific and general pooled allocations of the allowance.  Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system.  The resulting determinations are reviewed and approved by senior management.

At March 31, 2020, the Company’s non-performing assets totaled $13.9 million or 1.1% of total assets as compared to $14.3 million or 1.1% of total assets at September 30, 2019. Non-performing assets at March 31, 2020 included five construction loans aggregating $8.7 million, 24 one-to-four family residential loans aggregating $3.3 million, and four commercial real estate loans aggregating $1.4 million. Non-performing assets at March 31, 2020 also included real estate owned consisting of two single-family residential properties with an aggregate carrying value of $406,000. At March 31, 2020, the Company had four loans totaling $5.3 million that were classified as troubled debt restructurings (“TDRs”). One TDR is on non-accrual and consists of a $423,000 loan secured by a single-family residential property and is performing in accordance with the restructured terms. The three remaining TDRs totaling $4.9 million are also classified as non-accrual and are part of a lending relationship totaling $10.6 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower (see Item 1. Legal Proceeding in Part II of this Form 10-Q). As previously disclosed, subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in June 2017. The Bank has moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings. Two units have been sold in the project and a portion of the proceeds from such sales have been applied against the outstanding debt.

At March 31, 2020, the Company had $2.8 million of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of 12 one-to-four family residential loans totaling $1.0 million, one non-residential real estate loan in the amount of $1.7 million and one consumer loan in the amount of $68,000. At September 30, 2019, the Company had $845,000 of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of seven one-to-four family residential loans totaling $750,000 and two consumer loans totaling $95,000.

At March 31, 2020, the Company also had a total of 18 loans aggregating $2.6 million that had been designated “special mention”. These loans consist of 13 one-to-four family residential loans totaling $1.5 million and five commercial real estate loans totaling $1.1 million. At September 30, 2019, we had a total of 21 loans aggregating $5.5 million designated as “special mention”.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal and/or interest and real estate owned) as of March 31, 2020 and September 30, 2019. At neither date did the Company have any loans 90 days or more past due that were accruing.

	March 31, 2020	September 30, 2019
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$3,327	$3,712
Commercial real estate	1,417	1,473
Construction and land development	8,700	8,750
Total non-accruing loans	13,444	13,935
Other real estate owned, net: (1)	406	348
Total non-performing assets	$13,850	$14,283

Total non-performing loans as a percentage of loans, net	2.43%	2.38%
Total non-performing loans as a percentage of total assets	1.06%	1.08%
Total non-performing assets as a percentage of total assets	1.09%	1.11%

(1)	Other real estate owned balances are shown net of related loss allowances and consist solely of real property.

Non-interest income. Non-interest income amounted to $2.7 million and $3.5 million for the three and six month periods ended March 31, 2020, respectively, compared to $542,000 and $922,000, respectively, for the comparable periods in fiscal 2019. The increase experienced in both of the 2020 periods was primarily attributable to the gain on sale of various investment securities of $2.4 million and $2.7 million for the quarter and six month periods ended March 31, 2020, respectively. Also contributing to the increase during the 2020 periods were attributable to the gain on sale of loans of $239,000 and $265,000 for the quarter and six month periods ended March 31, 2020, respectively.

Non-interest expense. For the three and six month periods ended March 31, 2020, non-interest expense increased $314,000 or 7.7% and $343,000 or 4.2%, respectively, compared to the same periods in the prior fiscal year. Non-interest expense increased in both of the fiscal 2020 periods primarily due in part to the hiring of additional personnel in our lending operations to support our expanded lending activities. Partially offsetting these increases were decreases in professional fees and occupancy expense as the Company maintained its focus on the continued implementation of operating efficiencies. The continued improvement of the Company’s efficiency ratio reflects the success of management’s efforts. The efficiency ratio for the six months ended March 31, 2020 improved to 54.3% from 61.7% for the same period in fiscal 2019.

Income tax expense. For the three month period ended March 31, 2020, the Company recorded a tax expense of $572,000, compared to a tax expense of $380,000 for the same period in fiscal 2019. For the six month period ended March 31, 2019, the Company recorded an income tax expense of $1.1 million as compared to a tax expense of $809,000 for the same period in fiscal 2019. The increase in income tax expense in the three and six month periods was commensurate with the increase in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. The Company also maintains excess funds in short-term, interest-earning assets that provide additional liquidity. At March 31, 2020, the Company’s cash and cash equivalents amounted to $76.7 million. In addition, its available-for-sale investment securities amounted to an aggregate of $511.3 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2020, the Company had $29.7 million in outstanding commitments to originate loans, not including loans in process. The Company also had commitments under unused lines of credit of $35.3 million and letters of credit outstanding of $1.1 million at March 31, 2020. Certificates of deposit as of March 31, 2020 that are maturing in one year or less totaled $342.4 million.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the FHLB, of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans, certain investment securities as well as our stock in the FHLB as collateral for such advances. At March 31, 2020, we had $354.6 million in outstanding FHLB advances and had the ability to obtain an additional $132.8 million in FHLB advances. The Bank has a line of credit amounting to $12.5 million with ACBB, which has yet to be drawn upon. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of March 31, 2020 and September 30, 2019 and compares them to current regulatory guidelines. The Company is not subject to capital ratios imposed by Basel III on bank holding companies because the Company is deemed to be a small bank holding company.

			To Be
			Well Capitalized
		Required for	Under Prompt
		Capital Adequacy	Corrective Action
	Actual Ratio	Purposes	Provisions
March 31, 2020:
Tier 1 capital (to average assets)
The Company	10.26%	N/A	N/A
The Bank	10.13%	4.0%	5.0%

Tier 1 common (to risk-weighted assets)
The Company	18.32%	N/A	N/A
The Bank	18.04%	4.5%	6.5%

Tier 1 capital (to risk-weighted assets)
The Company	18.32%	N/A	N/A
The Bank	18.04%	6.0%	8.0%

Total capital (to risk-weighted assets)
The Company	19.22%	N/A	N/A
The Bank	18.94%	8.0%	10.0%

September 30, 2019:
Tier 1 capital (to average assets)
Company	10.89%	N/A	N/A
Bank	10.49%	4.0%	5.0%

Tier 1 common (to risk-weighted assets)
The Company	18.43%	N/A	N/A
The Bank	18.10%	4.5%	6.5%

Tier 1 capital (to risk-weighted assets)
Company	18.43%	N/A	N/A
Bank	18.10%	6.0%	8.0%

Total capital (to risk-weighted assets)
Company	19.27%	N/A	N/A
Bank	18.94%	8.0%	10.0%

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

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset/Liability Committee which is comprised of our President and Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Treasurer and Controller. The Asset/Liability Committee meets on a regular basis and is responsible for reviewing our asset/liability policies and interest rate risk position. Both the extent and direction of shifts in interest rates are uncertainties that could have an adverse impact on future earnings.

In recent years, as a part of our asset/liability management strategy we primarily have reduced our investment in longer term fixed-rate callable agency bonds, increased our origination or purchase of hybrid adjustable-rate single-family residential mortgage loans, commercial real estate and construction loans (which typically bear adjustable rates indexed to the WSJ Prime) and increased our portfolio of step-up callable agency bonds and agency issued collateralized mortgage-backed securities (“CMOs”) with short effective lives. In addition, we recently implemented interest rate swaps to reduce funding cost for a five year period. However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a low interest rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision in prior periods to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2020, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2020, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 10.9% to 29.0%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.9% to 25.3%. For savings accounts, checking accounts and money markets, the decay rates vary on an annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$26,036	$63,749	$142,255	$94,383	$198,784	$525,207
Loans receivable(3)	158,793	77,751	161,261	86,702	92,205	576,712
Other interest-earning assets(4)	72,897	-	17,156	747	-	90,800
Total interest-earning assets	$257,726	$141,500	$320,672	$181,832	$290,989	$1,192,719

Interest-bearing liabilities:
Savings accounts	$2,025	$5,780	$9,709	$7,987	$51,996	$77,497
Money market deposit and NOW accounts	5,877	17,630	17,816	159,243	0	200,566
Certificates of deposit	103,802	128,649	70,157	150,813	-	453,421
Advances from FHLB	8,563	14,604	139,681	171,776	20,000	354,624
Advances from borrowers for taxes and insurance	2,667	-	-	-	-	2,667
Total interest-bearing liabilities	$122,934	$166,663	$237,363	$489,819	$71,996	$1,088,775

Interest-earning assets less interest-bearing liabilities	$134,792	($25,163)	$83,309	($307,987)	$218,993	$103,944

Cumulative interest-rate sensitivity gap (5)	$134,792	$109,629	$192,938	($115,049)	$103,944

Cumulative interest-rate gap as a percentage of total assets at March 31, 2020	10.80%	8.82%	14.02%	-1.20%	8.03%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at March 31, 2020	209.65%	137.86%	136.61%	88.68%	109.55%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, investment securities are reflected at amortized cost.

(3)	For purposes of the gap analysis, loans receivable includes non-performing loans and is gross of the allowance for loan losses and unamortized deferred loan fees, but net of the undisbursed portion of loans-in-process.

(4)	Includes FHLB stock.

(5)	Cumulative interest-rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of March 31, 2020 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in				NPV as % of Portfolio
Interest Rates	Net Portfolio			Value of
In Basis Points	Value			Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)
300	$101,362	$(37,970)	(27.25)%	8.84%	(2.10)%
200	115,562	(23,770)	(17.06)%	9.72%	(1.22)%
100	130,415	(8,917)	(6.40)%	10.57%	(0.37)%
Static	139,332	-	-	10.94%	-
(100)	131,727	(7,605)	(5.46)%	10.15%	(0.79)%
(200)	141,833	2,501	1.79%	10.73%	(0.21)%
(300)	167,098	27,766	19.93%	12.42%	1.48%

At September 30, 2019, the Company’s NPV was $159.6 million or 12.5% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $133.0 million or 16.7% of the market value of assets. Conversely, a 200 basis point decrease in interest rates would result in a post shock NPV of $140.6 million or 11.9% of the market value of assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2020, there had not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation –Exposure to Changes in Interest Rates.”

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

PART II

Item 1. Legal Proceedings

On March 31, 2016, Island View Properties, Inc. t/a Island View Crossing II and Renato J. Gualtieri (“Plaintiffs”) filed a complaint against Prudential Bank (formerly known as Prudential Savings Bank)in the Court of Common Pleas of Philadelphia County (the “CCP Action”) asserting, among other things, that the Bank breached various loan agreements and related agreements for a development known as Island View Crossing. In its complaint, Plaintiffs seek the amount of $27 million. The Company filed objections to the complaint seeking to dismiss significant portions of Plaintiffs’ claims. On August 31, 2016, the Court dismissed the majority of the claims. After that order, the Company filed an answer denying Plaintiffs’ claims as well as a counterclaim seeking damages for failure to pay the outstanding loans and not completing the project. Discovery was ongoing and a trial was scheduled for October 2, 2017. On June 30, 2017, Plaintiff Island View Crossing II filed a Chapter 11 bankruptcy and on or about July 18, 2017, the Bank removed the CCP Action to Bankruptcy Court (the “Removed Action”).

Within the bankruptcy, Island View Crossing, as the debtor, and the Chapter 11 Trustee, filed a separate adversary proceeding against the Company seeking to avoid certain collateral mortgages made by Island View Crossing as well as seeking to avoid certain loans made to Island View Crossing including, but not limited to, a $1.4 million loan and $5.5 million loan. The complaint was filed on or about December 3, 2018 and that action was ultimately consolidated with the Removed Action.

Currently, the parties are proceeding through the discovery phase of litigation. Fact discovery is scheduled to close on or about July 1, 2020. A pretrial conference is currently scheduled for some time after August 19, 2020. Given the stage of the case and the continuing discovery, we are unable to determine the likelihood of an unfavorable outcome at this time. The Bank intends to vigorously defend against all claims.

On June 30, 2017, Calnshire Estates filed a voluntary petition for relief under Chapter 11 of the United States bankruptcy code. On or about December 18, 2017, the bankruptcy court converted the matter from a Chapter 11 to a Chapter 7 proceeding. On December 20, 2017, the Court appointed Bonnie Finkel (“Trustee”) as the Chapter 7 Trustee for the bankruptcy estate.

On or about June 28, 2019, the Trustee filed an adversary proceeding against the Bank in the bankruptcy court seeking, among other things, a declaratory judgment that certain obligations of Calnshire Estates to the Bank are null and void. The Trustee also asserted various causes of action for breach of contract, breach of fiduciary duty and equitable subordination.

On August 26, 2019, the Bank filed a motion to dismiss a number of the claims filed by the Trustee. Dates for discovery and any potential trial have not been set by the bankruptcy court. Given the relatively early stages of the case, we are unable to determine the likelihood of an unfavorable outcome at this time. The Bank intends to vigorously defend against the claims.

On June 30, 2017, Steeple Run filed a voluntary petition for relief under Chapter 11 of the United States bankruptcy code. On or about December 18, 2017, the Bankruptcy Court converted the matter from a Chapter 11 to a Chapter 7 proceeding. On December 20, 2017, the Court also appointed the Trustee as the Chapter 7 Trustee for the bankruptcy estate.

On or about June 28, 2019, the Trustee filed an adversary proceeding against the Bank in bankruptcy court asserting, among other things, various causes of action for breach of contract, breach of fiduciary duty and equitable subordination in connection with a loan agreement.

On August 26, 2019, the Bank filed a motion to dismiss a number of the claims filed by the Trustee. Dates for discovery and any potential trial have not been set by the Bankruptcy Court. Given the relatively early stage of the case, we are unable to determine the likelihood of an unfavorable outcome at this time. The Bank intends to vigorously defend against the claims.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (“2019 Annual Report”), as such factors could materially affect the Company’s business, financial condition, or future results of operations. Except as set forth below, as of March 31, 2020, no material changes have occurred to the risk factors of the Company as reported in the 2019 Annual Report except for the risk factors described below. The risks described in the 2019 Annual Report are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial conditions, or results of operations. The risk factors set forth below supplement the risk factors included in the 2019 Annual Report.

The recent global COVID-19 pandemic has adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and results of operations and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and the actions taken by governmental authorities in response to the pandemic.

The Company believes the worldwide COVID-19 pandemic has negatively affected our business and is likely to continue to do so. The outbreak has caused significant volatility and disruption in the financial markets both in the United States and globally. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could continue to experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of the novel coronavirus, the overall severity of the disease, the duration of the outbreak, the measures that may be taken by various governmental authorities in response to the outbreak (such as continued quarantines and travel restrictions) and the possible further impacts on the global economy. The Company’s operations may also be disrupted if significant portions of its workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, and the Company has already temporarily limited access to certain of its branches and offices. In response to the pandemic, the Company has also offered fee waivers, payment deferrals, and other expanded assistance to small business and personal lending customers. Future governmental actions may require these and other types of customer-related responses.

Any significant decrease in economic activity or resulting decline in the housing market could have an adverse effect on the Company’s investments in mortgage real estate assets, including the need to recognize credit losses in its loan portfolio and increases in the allowance for loan losses. In addition, as interest rates continue to decline as a result of demand for U.S. Treasury securities and the activities of the Federal Reserve, prepayments on our assets are likely to increase due to refinancing activity, which could have a material adverse effect on our result of operations. Similarly, because of changing economic and market conditions affecting issuers, the Company may be required to recognize impairments on the securities it holds as well as reductions in other comprehensive income.

Further, in light of the current environment related to the COVID-19 pandemic on the overall economy, such as rising unemployment levels or changes in consumer behavior related to loans as well as government policies and pronouncements, borrowers may experience difficulties meeting their obligations or seek to forbear payment on or refinance their mortgage loans to avail themselves of lower rates, which may adversely affect our result of operations.

The Company cannot predict the effect that government policies, laws and plans adopted in response to the COVID-19 pandemic and global recessionary economic conditions will have on us.

Governments have adopted, and the Company expects will continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial and mortgage markets. The Company cannot assure you that these programs will be effective, sufficient or otherwise have a positive impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	and (b) Not applicable.

(c)	The Company’s repurchase of equity securities for the three months ended March 31, 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Purchased Under Plans or Programs (1)
January 1 - 31, 2020	-	$-	-	833,000
February 1 - 29, 2020	-	-	-	833,000
March 1 - 31, 2020	152,009	13.45	152,009	680,991
	152,009	$13.45	152,009

(1)	On November 19, 2018, the Company announced that the Board of Directors had approved a third stock repurchase program authorizing the Company to repurchase up 900,000 shares of common stock, approximately 10% of the Company's then outstanding shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
3.2	Amended and Restated Bylaws of Prudential Bancorp, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL BANCORP, INC.

Date: May 11, 2020	By: /s/ Dennis Pollack
Dennis Pollack President and Chief Executive Officer

Date: May 11, 2020	By: /s/ Jack E. Rothkopf
Jack E. Rothkopf Senior Vice President, Chief Financial Officer and Treasurer