Form 10-Q
period 2020-06-30
PRUDENTIAL BANCORP, INC.
filed 2020-08-10
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Yes   ⌧   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes   ⌧    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ⌧
Non-accelerated filer ☐	Smaller reporting company ⌧
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐ No  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of July 31, 2020, 10,819,006 shares were issued and 8,147,005 were outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	September 30,
	2020	2019

	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$2,246	$2,395
Interest-bearing deposits	57,774	45,573

Total cash and cash equivalents	60,020	47,968

Certificates of deposit	2,351	2,351
Investment and mortgage-backed securities available for sale at fair value	441,403	512,822
Investment and mortgage-backed securities held to maturity (fair value—June 30, 2020, $27,071; September 30, 2019, $69,507)	25,652	68,635
Equity securities	58	95
Loans held for sale	1,070	—
Loans receivable—net of allowance for loan losses (June 30, 2020, $6,690; September 30, 2019, $5,393)	583,291	585,456
Accrued interest receivable	5,134	4,549
Real estate owned	406	348
Restricted bank stock—at cost	12,982	16,406
Office properties and equipment—net	7,177	7,206
Bank owned life insurance (BOLI)	32,333	31,841
Deferred income taxes, net	4,127	2,358
Goodwill	6,102	6,102
Core deposit intangible	366	448
Prepaid expenses and other assets	5,340	2,849
TOTAL ASSETS	$1,187,812	$1,289,434

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest-bearing	$28,174	$16,949
Interest-bearing	698,975	728,495
Total deposits	727,149	745,444
Advances from Federal Home Loan Bank - Short Term	25,000	90,000
Advances from Federal Home Loan Bank - Long Term	266,069	286,904
Accrued interest payable	3,014	4,328
Advances from borrowers for taxes and insurance	3,259	2,332
Accounts payable and accrued expenses	35,082	20,815

Total liabilities	1,059,573	1,149,823

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 10,819,006 issued and 8,147,005 outstanding at June 30, 2020; 10,819,006 issued and 8,989,447 outstanding at September 30, 2019	108	108
Additional paid-in capital	118,218	118,384
Treasury stock, at cost: 2,672,001 shares at June 30, 2020 and 1,929,559 shares at September 30, 2019	(39,020)	(29,698)
Retained earnings	52,911	49,625
Accumulated other comprehensive (loss) income	(3,978)	1,192

Total stockholders’ equity	128,239	139,611

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,187,812	$1,289,434

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

INTEREST INCOME:
Interest and fees on loans	$6,012	$6,752	$19,175	$19,936
Interest on mortgage-backed securities	1,989	2,536	7,345	6,844
Interest and dividends on investments	1,665	1,792	5,231	5,040
Interest on interest-bearing deposits	125	193	877	589

Total interest income	9,791	11,273	32,628	32,409

INTEREST EXPENSE:
Interest on deposits	2,461	3,356	8,452	9,936
Interest on advances from FHLB - short term	61	184	1,026	373
Interest on advances from FHLB - long term	1,964	1,518	5,714	3,546

Total interest expense	4,486	5,058	15,192	13,855

NET INTEREST INCOME	5,305	6,215	17,436	18,554

PROVISION FOR LOAN LOSSES	750	—	1,375	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,555	6,215	16,061	18,554

NON-INTEREST INCOME:
Fees and other service charges	99	157	414	491
Gain on sale of mortgage-backed securities available for sale	3,311	511	5,993	628
Holding gain (loss) on equity securities	21	(2)	(37)	32
Gain on sale of loans	16	2	281	2
Swap income (loss)	76	232	(224)	125
Earnings from bank owned life insurance	158	170	492	473
Other	81	117	343	358

Total non-interest income	3,762	1,187	7,262	2,109

NON-INTEREST EXPENSES:
Salaries and employee benefits	2,209	2,175	7,131	6,558
Data processing	186	201	612	585
Professional services	474	385	1,186	1,160
Office occupancy	202	226	624	739
Depreciation	116	159	384	469
Director compensation	46	65	179	195
Federal Deposit Insurance Corporation deposit insurance premiums	165	254	541	557
Real estate owned expense	11	—	151	—
Advertising	42	68	134	221
Core deposit amortization	26	30	82	93
Other	519	627	1,453	1,751

Total non-interest expenses	3,996	4,190	12,477	12,328

INCOME BEFORE INCOME TAXES	4,321	3,212	10,846	8,335

INCOME TAXES:
Current	943	513	2,234	1,748
Deferred (benefit) expense	(242)	69	(395)	(357

Total income tax expense	701	582	1,839	1,391

NET INCOME	$3,620	$2,630	$9,007	$6,944

BASIC EARNINGS PER SHARE	$0.44	$0.30	$1.04	$0.79

DILUTED EARNINGS PER SHARE	$0.44	$0.29	$1.03	$0.78

DIVIDENDS PER SHARE	$0.07	$0.50	$0.64	$0.60

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019

Net income	$3,620	$2,630	$9,007	$6,944

Unrealized holding gain on available-for-sale securities	5,409	8,577	9,061	16,522

Tax effect	(1,136)	(1,801)	(1,903)	(3,469)

Unrealized holding loss on interest rate swaps	(990)	(3,885)	(9,612)	(7,089)

Tax effect	208	816	2,019	1,489

Reclassification adjustment for net gains recorded in net income	(3,311)	(511)	(5,993)	(628)

Tax effect	695	107	1,258	132

Total other comprehensive income (loss)	875	3,303	(5,170)	6,957

Comprehensive income	$4,495	$5,933	$3,837	$13,901

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity

	(Dollars in Thousands, Except Per Share Data)
BALANCE, April 1, 2020	$108	$118,123	$(30,994)	$49,862	$(4,853)	$132,246

Net income				3,620		3,620

Other comprehensive income					875	875

Dividends paid ($0.07 per share)				(571)		(571)

Purchase of treasury stock (635,020 shares)			(8,026)			(8,026)

Stock option expense		47				47

Restricted share award expense		48				48

BALANCE, June 30, 2020	$108	$118,218	$(39,020)	$52,911	$(3,978)	$128,239

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity

	(Dollars in Thousands, Except Per Share Data)
BALANCE, April 1, 2019	$108	$117,976	$(28,968)	$49,300	$(4,525)	$133,891

Net income				2,630		2,630

Other comprehensive income					3,303	3,303

Dividends paid ($0.50 per share)				(4,446)		(4,446)

Purchase of treasury stock (53,300 shares)			(912)			(912)

Treasury stock used for employee benefit plan (10,747 shares)		(193)	172			(21)

Stock option expense		146				146

Restricted share award expense		157				157

BALANCE, June 30, 2019	$108	$118,086	$(29,708)	$47,484	$(1,222)	$134,748

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity

	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2019	$108	$118,384	$(29,698)	$49,625	$1,192	$139,611

Net income				9,007		9,007

Other comprehensive loss					(5,170)	(5,170)

Dividends paid ($0.64 per share)				(5,646)		(5,646)

Purchase of treasury stock (787,029 shares)			(10,025)			(10,025)

Treasury stock used for employee benefit plan (44,587 shares)		(787)	703			(84)

Stock option expense		317				317

Restricted share award expense		304				304

Reclassification for adoption of ASC Topic 842				(75)		(75)

BALANCE, June 30, 2020	$108	$118,218	$(39,020)	$52,911	$(3,978)	$128,239

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity

	(Dollars in Thousands)
BALANCE, October 1, 2018	$108	$118,345	$(27,744)	$45,854	$(8,154)	$128,409

Net income				6,944		6,944

Other comprehensive income					6,957	6,957

Dividends paid ($0.60 per share)				(5,339)		(5,339)

Purchase of treasury stock (159,665 shares)			(3,160)			(3,160)

Treasury stock used for employee benefit plan (61,156 shares)		(1,146)	1,196			50

Stock option expense		423				423

Restricted share award expense		464				464

Reclassification for adoption of ASU 2016-01				25	(25)	—

BALANCE, June 30, 2019	$108	$118,086	$(29,708)	$47,484	$(1,222)	$134,748

See notes to unaudited consolidated financial statements

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2020	2019

	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$9,007	$6,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	384	469
Net amortization/accretion of premiums/discounts and other amortization	(920)	(1,387)
Provision for loan losses	1,375	—
Accretion of deferred loan fees and costs	(85)	(111)
Share-based compensation expense for stock options and share awards	621	887
Income from bank owned life insurance	(492)	(473)
Loss on sale of real estate owned	—	46
Gain on sale of investment and mortgage-backed securities	(5,993)	(628)
Write-down of real estate owned	125	—
Gain on sale of loans	(281)	—
Proceeds from the sale of loans held for sale	21,850	—
Originations of loans held for sale	(7,572)	—
Holding losses (gains) on equity securities	37	(31)
Deferred income tax benefit	(395)	(357)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(585)	(68)
Accrued interest payable	(1,314)	172
Other, net	216	(127)
Net cash provided by operating activities	15,978	5,336
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(165,178)	(196,059)
Purchase of investment and mortgage-backed securities held to maturity	(2,500)	—
Loans originated or acquired	(94,655)	(79,076)
Principal collected on loans	80,352	96,015
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	45,441	2,714
Available-for-sale	105,661	16,007
Proceeds from sale of investment and mortgage-backed securities	142,055	67,849
Proceeds from redemption of FHLB stock	9,881	6,401
Purchase of FHLB stock	(6,457)	(12,172)
Purchase of bank owned life insurance	—	(2,500)
Proceeds from sale of real estate owned	—	644
Purchases of equipment	(355)	(269)
Net cash provided by (used in) investing activities	114,245	(100,446)

	Nine Months Ended June 30,
	2020	2019
	(Dollars in thousands)
FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, and savings accounts	156,611	12,144
Net decrease in certificates of deposit	(174,906)	(66,856)
(Repayments) proceeds from FHLB advances - short term	(65,000)	26,500
Proceeds from FHLB advances - long term	—	139,315
Repayment of FHLB advances - long term	(20,835)	(19,088)
Increase in advances from borrowers for taxes and insurance	927	1,450
Cash dividends paid	(5,646)	(5,339)
Treasury stock used for employee benefit plans	703	50
Purchase treasury stock	(10,025)	(3,160)
Net cash (used in) provided by financing activities	(118,171)	85,016
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,052	(10,094)
CASH AND CASH EQUIVALENTS—Beginning of period	47,968	48,171

CASH AND CASH EQUIVALENTS—End of period	$60,020	$38,077
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid on deposits and advances from FHLB	$16,506	$13,683

Income taxes paid	$1,285	$1,325

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Loans transferred to other real estate owned	183	—
Lease adoption:
Right of use lease asset	1,415	—
Lease liability	1,536	—

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

Basis of presentation – The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three and nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The significant accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 81 through 85 of the Annual Report on Form 10-K for the year ended September 30, 2019.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company’s consolidated financial statements are reflected in the allowance for loan losses, deferred income taxes, other-than-temporary impairment, and the fair value measurement for financial instruments. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

Effective October 1, 2019, the Company adopted ASU 2016-02 – Leases. This Update and all subsequent ASUs that modified Topic 842 set forth a new lease accounting model for lessors and lessees. For lessees, virtually all leases will have to be recognized on the balance sheet by recording a right-of-use asset and lease liability. Subsequent accounting for leases varies depending on whether the lease is an operating lease or a finance lease. The accounting provided by a lessor is largely unchanged from that applied under the existing guidance. The ASU requires additional qualitative and quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The Update and its related amendments resulted in the recognition, as of October 1, 2019, of operating right-of-use assets totaling $1.5 million and operating lease liabilities totaling

$1.6 million. A $75,000 prior period adjustment to retained earnings was recognized as of October 1, 2019. The Company has presented the necessary disclosures in Note 15.

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

In November 2019, the FASB issued ASU 2019-08, Compensation ‒ Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which requires entities to measure and classify share-based payments to a customer, in accordance with the guidance in ASC 718, Compensation ‒ Stock Compensation. The amendments in that Update expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and, in doing so, superseded guidance in Subtopic 505-50, Equity ‒ Equity-Based Payments to Non-Employees. The amount that would be recorded as a reduction in revenue would be measured based on the grant date fair value of the share based payment, in accordance with Topic 718. The grant date is the date at which a supplier and customer reach a mutual understanding of the award’s key terms and conditions. The award’s classification and subsequent measurement would be subject to ASC 718 unless the award is modified or the grantee is no longer a customer. For entities that have not yet adopted the amendments in Update 2018-07, the amendments in this Update are effective for (1) public business entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and (2) other than public business entities in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. For entities that have adopted the amendments in Update 2018-07, the amendments in this Update are effective in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. An entity may early adopt the amendments in this Update, but not before it adopts the amendments in Update 2018-07. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In January 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

2.    EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock issued, net of any treasury shares and unearned restricted share awards, during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding, net of any treasury shares, after consideration of the potential dilutive effect of common stock equivalents (CSEs), based upon the treasury stock method using an average market price for the period.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,
	2020		2019

	(Dollars in Thousands Except Per Share Data)
	Basic	Diluted	Basic	Diluted

Net income	$3,620	$3,620	$2,630	$2,630

Weighted average common shares outstanding	8,233,640	8,233,640	8,775,210	8,775,210

Effect of CSEs	—	13,658	—	162,094

Adjusted weighted average common shares used in earnings per share computation	8,233,640	8,247,298	8,775,210	8,937,304

Earnings per share	$0.44	$0.44	$0.30	$0.29

	Nine Months Ended June 30,
	2020		2019

	(Dollars in Thousands, Except Share and Per Share Data)
	Basic	Diluted	Basic	Diluted

Net income	$9,007	$9,007	$6,944	$6,944

Weighted average common shares outstanding	8,669,322	8,669,322	8,785,618	8,785,618

Effect of CSEs	—	92,767	—	156,932

Adjusted weighted average common shares used in earnings per share computation	8,669,322	8,762,089	8,785,618	8,942,550

Earnings per share	$1.04	$1.03	$0.79	$0.78

As of June 30, 2020 and 2019, there were 514,659 and 550,832 shares of common stock, respectively, subject to options with exercise prices less than the then current market and which were included in the computation of diluted earnings per share. At June 30, 2020 and 2019, there were 265,030 and 202,500 shares, respectively, that had exercise prices greater than the then current market value and were considered anti-dilutive at such dates.

3.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods presented:

	Three Months Ended June 30,			Three Months Ended June 30,
	2020	2020	2020	2019	2019	2019

			Total			Total
			accumulated			accumulated
	Unrealized gain	Unrealized gain (loss)	other	Unrealized gain	Unrealized gain (loss)	other
	(loss) on AFS	on interest rate swaps	comprehensive	(loss) on AFS	on interest rate swaps	comprehensive
	securities (a)	(a)	income (loss)	securities (a)	(a)	income (loss)
Beginning balance, April 1	$8,864	$(13,717)	$(4,853)	$(2,160)	$(2,365)	$(4,525)
Other comprehensive (loss) income before reclassification	4,273	(782)	3,491	6,777	(3,070)	3,707
Reclassification for net gains recorded in net income	(2,616)	—	(2,616)	(404)	—	(404)
Ending Balance, June 30	$10,521	$(14,499)	$(3,978)	$4,213	$(5,435)	$(1,222)
(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

	Nine Months Ended June 30,			Nine Months Ended June 30,
	2020	2020	2020	2019	2019	2019

			Total			Total
			accumulated			accumulated
	Unrealized gain	Unrealized gain (loss)	other	Unrealized gain	Unrealized gain (loss)	other
	(loss) on AFS	on interest rate swaps	comprehensive	(loss) on AFS	on interest rate swaps	comprehensive
	securities (a)	(a)	income (loss)	securities (a)	(a)	income (loss)
Beginning balance, October 1	$8,098	$(6,906)	$1,192	$(8,320)	$166	$(8,154)
Other comprehensive (loss) income before reclassification	7,158	(7,593)	(435)	13,054	(5,601)	7,453
Reclassification from adoption of ASU 2016-01	—	—	—	(25)	—	(25)
Reclassification for net gains recorded in net income	(4,735)	—	(4,735)	(496)	—	(496)
Ending Balance, June 30	$10,521	$(14,499)	$(3,978)	$4,213	$(5,435)	$(1,222)
(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

4.    INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$32,293	$133	$—	$32,426
State and political subdivisions	64,454	5,571	(1,534)	68,491
Mortgage-backed securities - U.S. government agencies	250,547	10,802	(8)	261,341
Corporate debt securities	76,791	3,154	(800)	79,145
Total debt securities available for sale	$424,085	$19,660	$(2,342)	$441,403

Securities Held to Maturity:
U.S. government and agency obligations	$3,500	$247	$—	$3,747
State and political subdivisions	18,103	858	—	18,961
Mortgage-backed securities - U.S. government agencies	4,049	314	—	4,363

Total securities held to maturity	$25,652	$1,419	$—	$27,071

The Company recognized a holding loss on equity securities of $37,000 and a net realized gain of $21,000 for the nine and three months ended June 30, 2020, respectively. Net gains on equity securities were $38,000 and a loss of $3,000 during the nine and three months ended June 30, 2019.

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$24,960	$3	$(98)	$24,865
State and political subdivisions	47,909	484	(747)	47,646
Mortgage-backed securities - U.S. government agencies	362,342	8,836	(406)	370,772
Corporate debt securities	67,360	2,217	(38)	69,539
Total debt securities	$502,571	$11,540	$(1,289)	$512,822

Securities Held to Maturity:
U.S. government and agency obligations	$43,349	$181	$(188)	$43,342
State and political subdivisions	20,474	645	—	21,119
Mortgage-backed securities - U.S. government agencies	4,812	238	(4)	5,046

Total securities held to maturity	$68,635	$1,064	$(192)	$69,507

As of June 30, 2020, the Bank maintained $208.4 million of securities in a safekeeping account at the FHLB of Pittsburgh available to be used for collateral and convenience. As of June 30, 2020, the Bank was only required to hold $118.6 million as specific collateral for its borrowings; therefore the $89.8 million excess securities are not restricted and could be sold or transferred if needed.

The following table shows the gross unrealized losses and related fair values of the Company’s investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position as of June 30, 2020:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
State and political subdivisions	$—	$—	$(1,534)	$20,448	$(1,534)	$20,448
Mortgage-backed securities -U.S. government agencies	—	—	(8)	732	(8)	732
Corporate debt securities	(800)	13,227	—	—	(800)	13,227

Total securities available for sale	$(800)	$13,227	$(1,542)	$21,180	$(2,342)	$34,407

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position as of September 30, 2019:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
US government and agency obligations	$(3)	$6,997	$(95)	$3,866	$(98)	$10,863
State and political subdivisions	(4)	890	(743)	23,784	(747)	24,674
Mortgage-backed securities - US government agencies	(86)	50,057	(320)	37,056	(406)	87,113
Corporate debt securities	(13)	1,989	(25)	3,014	(38)	5,003

Total securities available for sale	$(106)	$59,933	$(1,183)	$67,720	$(1,289)	$127,653

Securities Held to Maturity:
U.S. government and agency obligations	$(188)	$14,811	$—	$—	$(188)	$14,811
Mortgage-backed securities - US government agencies	(4)	794	—	—	(4)	794

Total securities held to maturity	$(192)	$15,605	$—	$—	$(192)	$15,605

Total	$(298)	$75,538	$(1,183)	$67,720	$(1,481)	$143,258

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

For both the three and nine months ended June 30, 2020 and 2019, the Company did not record any credit losses on investment securities through earnings.

Mortgage-Backed Securities – At June 30, 2020, there was one mortgage-backed security in a gross unrealized loss position for less than 12 months, while there were three securities in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and all of them are currently rated AAA by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2020.

Corporate Debt Securities – At June 30, 2020, there were five securities in a gross unrealized loss for less than 12 months, while there were no securities in a gross unrealized loss position for more than 12 months at such date. These securities were issued by publicly reporting companies with an investment grade rating by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2020.

State and political subdivisions – At June 30, 2020, there was no security in a gross unrealized loss for less than 12 months, while there were seven securities in a gross unrealized loss position for more than 12 months at such date. The unrealized losses on these debt securities relate principally to the changes in market rates of interest in the financial markets and are not as a result of projected shortfall of cash flows. These securities were issued by local municipalities/school districts with an investment grade rating by at least one bond credit rating agency. As a result, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2020.

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

	June 30, 2020
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(Dollars in Thousands)
Due after one through five years	$—	$—	$18,465	$19,042
Due after five through ten years	14,074	14,904	59,511	61,396
Due after ten years	7,529	7,804	95,562	99,624

Total	$21,603	$22,708	$173,538	$180,062

During the three month period ended June 30, 2020, the Company sold securities with an aggregate amortized cost of $60.1 million for a recognized aggregate gain of $3.3 million (pre-tax). For the nine month period ended June 30, 2020, the Company sold securities with an aggregate amortized value of $142.1 million and a recognized gain of $6.0 million (pre-tax). During the three and nine month periods ended June 30, 2019, the Company sold securities with an aggregate amortized cost of $49.1 million and $61.9 million, respectively, for a recognized aggregate gain of $511,000 and 628,000, respectively (pre-tax).

5.    LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30,	September 30,
	2020	2019

	(Dollars in Thousands)
One-to-four family residential	$229,966	$268,780
Multi-family residential	32,865	30,582
Commercial real estate	140,236	128,521
Construction and land development	266,985	253,368
Loans to financial institutions	6,000	6,000
Commercial business	16,686	19,630
Leases	243	518
Consumer	686	834

Total loans	693,667	708,233

Undisbursed portion of loans-in-process	(101,141)	(114,528)
Deferred loan fees	(2,545)	(2,856)
Allowance for loan losses	(6,690)	(5,393)

Net loans	$583,291	$585,456

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at June 30, 2020:

	One- to					Loans to
	four-	Multi-family	Commercial	Construction and	Commercial	financial
	family residential	residential	real estate	land development	business	institutions	Leases	Consumer	Unallocated	Total

	(Dollars in Thousands)

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,376	402	1,647	2,340	207	74	3	3	638	6,690
Total ending allowance balance	$1,376	$402	$1,647	$2,340	$207	$74	$3	$3	$638	$6,690

Loans:
Individually evaluated for impairment	$3,528	$—	$1,417	$8,650	$—	$—	$—	$49		$13,644
Collectively evaluated for impairment	226,438	32,865	138,819	258,335	16,686	6,000	243	637		680,023
Total loans	$229,966	$32,865	$140,236	$266,985	$16,686	$6,000	$243	$686		$693,667

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at September 30, 2019:

	One- to					Loans to
	four-	Multi-family	Commercial	Construction and	Commercial	financial
	family residential	residential	real estate	land development	business	institutions	Leases	Consumer	Unallocated	Total

	(Dollars in Thousands)

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,002	315	1,257	2,034	206	63	5	13	498	5,393
Total ending allowance balance	$1,002	$315	$1,257	$2,034	$206	$63	$5	$13	$498	$5,393

Loans:
Individually evaluated for impairment	$4,827	$—	$1,965	$8,750	$—	$—	$—	$—		$15,542
Collectively evaluated for impairment	263,953	30,582	126,556	244,618	19,630	6,000	518	834		692,691
Total loans	$268,780	$30,582	$128,521	$253,368	$19,630	$6,000	$518	$834		$708,233

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

The following table presents impaired loans by class as of June 30, 2020, segregated by those for which a specific allowance was required and those for which no specific allowance was required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans

	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$—	$—	$3,528	$3,528	$3,839
Commercial real estate	—	—	1,417	1,417	1,536
Construction and land development	—	—	8,650	8,650	11,031
Consumer	—	—	49	49	49
Total	$—	$—	$13,644	$13,644	$16,455

The following table presents impaired loans by class as of September 30, 2019, segregated by those for which a specific allowance was required and those for which no specific allowance was required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans

	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$—	$—	$4,827	$4,827	$5,179
Commercial real estate	—	—	1,965	1,965	2,125
Construction and land development	—	—	8,750	8,750	11,131
Total	$—	$—	$15,542	$15,542	$18,435

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended June 30, 2020
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$3,663	$5	$5
Multi-family residential	—	—	—
Commercial real estate	1,417	—	—
Construction and land development	8,675	—	—
Consumer	25	—	—
Total impaired loans	$13,780	$5	$5

	Three Months Ended June 30, 2019
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$4,633	$18	$6
Multi-family residential	144	—	—
Commercial real estate	2,192	10	1
Construction and land development	8,750	—	—
Consumer	5	—	—
Total impaired loans	$15,724	$28	$7

	Nine Months Ended June 30, 2020
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$4,018	$8	$22
Multi-family residential	49	—	—
Commercial real estate	1,534	—	1
Construction and land development	8,708	—	—
Commercial business	3	—	1
Consumer	19	—	—
Total impaired loans	$14,331	$8	$24

	Nine Months Ended June 30, 2019
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$4,849	$62	$16
Multi-family residential	195	10	—
Commercial real estate	2,151	30	3
Construction and land development	8,751	—	—
Consumer	5	—	—
Total impaired loans	$15,951	$102	$19

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

	June 30, 2020
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans

	(Dollars in Thousands)
One-to-four residential	$225,007	$1,431	$3,528	$—	$229,966
Multi-family residential	32,865	—	—	—	32,865
Commercial real estate	137,727	1,092	1,417	—	140,236
Construction and land development	258,335	—	8,650	—	266,985
Loans to financial institutions	6,000	—	—	—	6,000
Commercial business	16,686	—	—	—	16,686
Total	$676,620	$2,523	$13,595	$—	$692,738

	September 30, 2019
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans

	(Dollars in Thousands)
One-to-four residential	$262,164	$1,789	$4,827	$—	$268,780
Multi-family residential	30,582	—	—	—	30,582
Commercial real estate	122,838	3,718	1,965	—	128,521
Construction and land development	244,618	—	8,750	—	253,368
Loans to financial institutions	6,000	—	—	—	6,000
Commercial business	19,630	—	—	—	19,630
Total	$685,832	$5,507	$15,542	$—	$706,881

The Company evaluates the classification of one-to-four family residential, leases and consumer loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular loan, the loan is downgraded following the above definitions of special mention, substandard, doubtful and loss.

The following tables represent loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status. Non-performing loans that would be included in the table are those loans greater than 90 days past due as to principal and/or interest that do not have a designated risk rating.

	June 30, 2020
		Non-	Total
	Performing	Performing	Loans

	(Dollars in Thousands)
One-to-four family residential	$226,858	$3,108	$229,966
Leases	243	—	243
Consumer	637	49	686
Total	$227,738	$3,157	$230,895

	September 30, 2019
		Non-	Total
	Performing	Performing	Loans

	(Dollars in Thousands)
One-to-four family residential	$265,068	$3,712	$268,780
Leases	518	—	518
Consumer	834	—	834
Total	$266,420	$3,712	$270,132

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following tables present the loan categories of the loan portfolio summarized by the aging categories of performing loans, delinquent loans and nonaccrual loans:

	June 30, 2020
							90 Days+
		30‑89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing

	(Dollars in Thousands)
One-to-four family residential	$226,616	$644	$2,706	$3,350	$229,966	$3,108	$—
Multi-family residential	32,865	—	—	—	32,865	—	—
Commercial real estate	137,163	1,656	1,417	3,073	140,236	1,417	—
Construction and land development	258,335	—	8,650	8,650	266,985	8,650	—
Commercial business	16,686	—	—	—	16,686	—	—
Loans to financial institutions	6,000	—	—	—	6,000	—	—
Leases	243	—	—	—	243	—
Consumer	637	—	49	49	686	49	—
Total Loans	$678,545	$2,300	$12,822	$15,122	$693,667	$13,224	$—

	September 30, 2019
							90 Days+
		30‑89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing

	(Dollars in Thousands)
One-to-four family residential	$264,784	$750	$3,246	$3,996	$268,780	$3,712	$—
Multi-family residential	30,582	—	—	—	30,582	—	—
Commercial real estate	127,104	—	1,417	1,417	128,521	1,473	—
Construction and land development	244,618	—	8,750	8,750	253,368	8,750	—
Commercial business	19,630	—	—	—	19,630	—	—
Loans to financial institutions	6,000	—	—	—	6,000	—	—
Leases	518	—	—	—	518	—
Consumer	739	95	—	95	834	—	—
Total Loans	$693,975	$845	$13,413	$14,258	$708,233	$13,935	$—

The allowance for loan losses is established through a provision for loan losses charged to expense. The Company maintains the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses no less than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio in view of these inherent losses. For each primary type of loan, a loss factor is established reflecting an estimate of the known and inherent losses in such loan type contained in the portfolio using both a quantitative analysis as well as consideration of qualitative factors. The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the Company’s loans, the value of collateral securing the loans, the borrowers’ ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. For the three months ended June 30, 2020 the analysis took into account the pandemic and its effects on the Company's business, especially with respect to commercial real estate, commercial business and construction and land development loans.

Commercial real estate loans entail significant additional credit risks compared to owner-occupied one-to-four family residential mortgage loans, as they generally involve large loan balances concentrated with a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrower who is, in some cases, also the primary occupant, and thus may be subject to a greater extent to the effects of adverse conditions in the real estate market and in the economy in general. Commercial business loans typically involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes the Company to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties and/or the availability of permanent financing upon completion of all improvements. These events may adversely affect the sale of the properties, potentially reducing both the borrowers’ ability to make required payments as well as reducing the value of the collateral property. Such lending is additionally subject to the risk that if the estimate of construction cost proves to be inaccurate, the Company potentially will be compelled to advance additional funds to allow completion of the project. In addition, if the estimate of value proves to be inaccurate, the Company may be confronted with a project, when completed, having less value than the loan amount. If the Company is forced to foreclose on a construction project prior to completion, there is no assurance that the Company would be able to recover the entire unpaid portion of the loan.

The following tables summarize the primary segments of the allowance for loan losses. Activity in the allowance is presented for the both three and nine month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at March 31, 2020	$1,301	$295	$1,365	$2,090	$257	$70	$4	$3	$576	$5,961
Charge-offs	—	—	—	—	—	—	—	(22)	—	(22)
Recoveries	1	—	—	—	—	—	—	—	—	1
Provision	74	107	282	250	(50)	4	(1)	22	62	750
ALLL balance at June 30, 2020	$1,376	$402	$1,647	$2,340	$207	$74	$3	$3	$638	$6,690

	Nine Months Ended June 30, 2020
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at September 30, 2019	$1,002	$315	$1,257	$2,034	$206	$63	$5	$13	$498	$5,393
Charge-offs	(3)	—	—	—	(15)	—	—	(77)	—	(95)
Recoveries	2	—	—	—	—	—	9	6	—	17
Provision	375	87	390	306	16	11	(11)	61	140	1,375
ALLL balance at June 30, 2020	$1,376	$402	$1,647	$2,340	$207	$74	$3	$3	$638	$6,690

	Three Months Ended June 30, 2019
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at March 31, 2019	$1,314	$385	$1,342	$1,370	$235	$68	$13	$20	$480	$5,227
Charge-offs	-	-	-	-	-	—	—	—	—	—
Recoveries	103	-	-	-	-	—	—	—	—	103
Provision	(387)	(65)	(56)	537	(28)	(5)	(4)	(14)	22	—
ALLL balance at June 30, 2019	$1,030	$320	$1,286	$1,907	$207	$63	$9	$6	$502	$5,330

	Nine Months Ended June 30, 2019
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at September 30, 2018	$1,343	$347	$1,154	$1,554	$187	$64	$18	$18	$482	$5,167
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	163	—	—	—	—	—	—	—	—	163
Provision	(476)	(27)	132	353	20	(1)	(9)	(12)	20	—
ALLL balance at June 30, 2019	$1,030	$320	$1,286	$1,907	$207	$63	$9	$6	$502	$5,330

The Company recorded a provision for loan losses of $750,000 and $1.4 million for the three and nine months period ended June 30, 2020, respectively, compared to no provision for loan losses for the comparable three and nine months periods in fiscal 2019. The provision expense incurred during the 2020 periods was primarily as a precaution due to the uncertainty associated with the economic effects of COVID-19 and the potential credit deterioration caused thereby. Although minimal delinquencies had occurred as of June 30, 2020 due to the effects of the COVID-19 pandemic, deferments were granted during the three months ended June 30, 2020 with respect to commercial real estate and residential real estate loans aggregating $132.6 million and $ 17.1 million respectively. These deferments are not anticipated to be troubled debt restructurings (“TDRs“) as all the borrowers requesting deferments were current as of December 31, 2019 and the request for the deferments were related to the current economic conditions caused by COVID-19, not underlying weaknesses within the respective loans. Notwithstanding the foregoing, the Company believes there is a material risk that credit losses and non-performing assets may increase due to current economic conditions.  During the quarter ended June 30, 2020, the Company recorded $22,000 in charge offs and recoveries of $1,000. During the nine months ended June 30, 2020, the Company recorded charge offs of $95,000 and recoveries of $17,000. During the quarter ended June 30, 2019, the Company recorded no charge offs and recoveries of $103,000. During the nine months ended June 30, 2019, the Company recorded no charge offs and recoveries of $163,000

At June 30, 2020, the Company had four loans aggregating $5.3 million that were classified as TDRs. Three of the TDRs, totaling $4.9 million, which are classified as non-accrual are a part of a troubled lending relationship totaling $10.5 million. The remaining TDR is also on non-accrual and consists of a $420,000 loan secured by a single-family property; the loan is performing in accordance with the restructured terms.

The Company did not restructure any loans, as a TDR, during the three and nine months ended June 30, 2020, or during the three and nine months ending June 30, 2019.

No TDRs defaulted during the three and nine-month periods ending June 30, 2020 or 2019.

6.    DEPOSITS

Deposits consist of the following major classifications:

	June 30,		September 30,
	2020		2019
	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Non-interest-bearing checking accounts	$28,174	3.9%	$16,949	2.2%
Interest-bearing checking accounts	67,033	9.2%	58,647	7.9%
Money market deposit accounts	210,447	28.9%	75,766	10.2%
Passbook, club and statement savings	83,207	11.5%	80,899	10.9%
Certificates maturing in six months or less	173,387	23.8%	294,343	39.5%
Certificates maturing in more than six months	164,901	22.7%	218,840	29.3%

Total	$727,149	100.0%	$745,444	100.0%

Certificates in the amount of $250,000 and over totaled $104.3 million as of June 30, 2020 and $182.8 million as of September 30, 2019.

7.    ADVANCES FROM FEDERAL HOME LOAN BANK – SHORT TERM

As of June 30, 2020 and September 30, 2019 outstanding balances and related information of short-term borrowings from the FHLB are summarized as follows:

	June 30,	September 30,
(Dollar Amounts in Thousands)	2020	2019
Balance at period-end	$25,000	$90,000
Weight-average rate at period-end	0.48%	2.32%

As of June 30, 2020, the $25.0 million of borrowings consisted of  one 90-day FHLB advance associated with an interest rate swap contract.

As of September 30, 2019, the $90.0 million of borrowings consisted of seven 30-day FHLB advances associated with interest rate swap contracts.

The Bank maintains borrowing facilities with the FHLB of Pittsburgh, Atlantic Community Bankers Bank (“ACBB”) and the Federal Reserve Bank of Philadelphia, the terms and interest rates of which are subject to change on the date of execution of borrowings. Available borrowings are based on collateral with the facility. The Bank maintains unsecured borrowing facilities with ACBB and PNC for $12.5 million and $10.0 million, respectively. There were  no draws on either facility as of June 30, 2020.

8.    ADVANCES FROM FEDERAL HOME LOAN BANK – LONG TERM

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by a blanket collateral of loans held by the Company and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of June 30, 2020 and September 30, 2019 are as follows:

Lomg-term FHLB advances:	Maturity range		Weighted average	Stated interest rate range		June 30,	September 30,
Description	from	to	interest rate	from	to	2020	2019

						(Dollars in Thousands)
Fixed Rate - Amortizing	1‑Oct‑19	30‑Sep‑20	1.53%	1.53%	1.53%	$—	$236
Fixed Rate - Amortizing	1‑Oct‑20	30‑Sep‑21	2.73%	1.94%	2.83%	7,495	14,354
Fixed Rate - Amortizing	1‑Oct‑21	30‑Sep‑22	2.83%	1.99%	3.05%	6,333	8,729
Fixed Rate - Amortizing	1‑Oct‑22	30‑Sep‑23	2.89%	1.94%	3.11%	5,686	6,931
Total			2.81%			$19,514	$30,250

Fixed Rate - Advances	1‑Oct‑19	30‑Sep‑20	2.87%	1.38%	3.06%	$2,252	$12,304
Fixed Rate - Advances	1‑Oct‑20	30‑Sep‑21	2.37%	1.42%	2.92%	18,002	18,017
Fixed Rate - Advances	1‑Oct‑21	30‑Sep‑22	2.31%	1.94%	3.23%	63,304	63,336
Fixed Rate - Advances	1‑Oct‑22	30‑Sep‑23	2.52%	2.00%	3.15%	94,999	94,999
Fixed Rate - Advances	1‑Oct‑23	30‑Sep‑24	2.88%	2.38%	3.20%	67,998	67,998
Total			2.56%			$246,555	$256,654

			2.58%		Total	$266,069	$286,904

9.    DERIVATIVES

The Company has contracted with a third party to participate in interest rate swap contracts. One of the swaps is a cash flow hedge associated with FHLB advances at both June 30, 2020 and September 30, 2019, while there are eleven additional cash flow hedges tied to wholesale funding at both June 30, 2020 and September 30, 2019. These interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. During the quarter ended June 30, 2020, $1,000 of expense was recognized as ineffectiveness through earnings, while $3,000 of expense was recognized as ineffectiveness through earnings during the comparable period in fiscal 2019. During the nine months ended June 30, 2020, $4,000 of expense was recognized as ineffectiveness through earnings, while $5,000 of expense was recognized as ineffectiveness through earnings during the comparable period in 2019. There were nine interest rate swaps designated as fair value hedges involving the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements that were applicable to three loans and seven investment securities as of both June 30, 2020 and September 30, 2019. The fair value is recorded in the other liabilities section of the statement of financial condition.

Below is a summary of the interest rate swap agreements and their terms as of June 30, 2020.

2020
Hedged	Notional	Pay Rate		Receive	Maturity Date		Unrealized
Item	Amount	from	to	Rate	from	to	Loss
(Dollars in thousands)
FHLB advance	$10,000	2.70%	2.70%	1 Mth Libor	10-Apr-25	10-Apr-25	$(1,207)
State and political subdivisions	21,570	3.06%	3.07%	3 Mth Libor	1-Feb-27	1-May-28	(4,000)
Commercial loans	23,656	4.10%	5.74%	1 Mth Libor +225 to 276 bp	13-Jun-25	1-Aug-26	(2,709)
30 day wholesale funding	80,000	1.36%	2.51%	1 Mth Libor	15-Feb-24	12-Jun-26	(5,334)
90 day wholesale funding	135,000	2.51%	2.78%	3 Mth Libor	11-Jan-24	27-Mar-24	(11,813)

							$(25,063)

Below is a summary of the interest rate swap agreements and their terms as of September 30, 2019.

2019
Hedged	Notional	Pay Rate		Receive	Maturity Date		Unrealized
Item	Amount	from	to	Rate	from	to	Loss
(Dollars in thousands)
FHLB advance	$10,000	2.70%	2.70%	1 Mth Libor	10-Apr-25	10-Apr-25	$(719)
State and political subdivisions	21,570	3.06%	3.07%	3 Mth Libor	1-Feb-27	1-May-28	(2,502)
Commercial loans	17,229	4.10%	5.74%	1 Mth Libor +250 to 276 bp	13-Jun-25	1-Aug-26	—
30 day wholesale funding	65,000	1.94%	2.51%	1 Mth Libor	15-Feb-24	12-Jun-26	(1,415)
90 day wholesale funding	135,000	2.51%	2.78%	3 Mth Libor	11-Jan-24	27-Mar-24	(6,605)

							$(11,241)

All interest swaps are carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”

10.  INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	June 30,	September 30,
	2020	2019

	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,736	$1,488
Nonaccrual interest	565	487
Accrued vacation	7	7
Capital loss carryforward	—	121
Split dollar life insurance	9	9
Post-retirement benefits	73	76
Realized loss on equity securities	8	—
Unrealized losses on interest rate swaps	3,854	1,836
Deferred compensation	788	809
Goodwill	61	69
Other	61	64
Employee benefit plans	307	216
Total deferred tax assets	7,469	5,182
Valuation allowance	—	(121)
Total deferred tax assets, net of valuation allowance	7,469	5,061

Deferred tax liabilities:
Property	134	141
Realized gain on equity securities	—	19
Unrealized gains on available for sale securities	2,797	2,153
Purchase accounting adjustments	299	215
Deferred loan fees	112	175
Total deferred tax liabilities	3,342	2,703
Net deferred tax assets	$4,127	$2,358

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be fully realized through future reversals of existing taxable temporary differences and/or, to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains recognized over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. There was no valuation allowance at June 30, 2020 and a valuation allowance of $121,000 at September 30, 2019.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statements of Operations as a component of income tax expense. The Company’s federal and state income tax returns for taxable years through September 30, 2016 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

11.  STOCK COMPENSATION PLANS

The Company maintains the 2008 Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the RRP purchased 213,528 shares (on a converted basis) of the Company’s common stock in the open market for an aggregating cost of approximately $2.5 million, at an average purchase price per share of $11.49. The Company made sufficient contributions to the RRP to fund these purchases. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares of common stock can be awarded as restricted stock awards or units, of which 233,500 shares were awarded during February 2015. In August 2016, the Company granted 7,473 awards covering shares under the RRP and 3,027 shares under the 2014 SIP. In March 2017, the Company granted awards covering 17,128 shares under the 2014 SIP. In March 2018, the Company granted awards covering 924 shares under the RRP and 25,576 shares under the 2014 SIP. Shares subject to awards under either plan generally vest at the rate of 20% per year over five years. No further grants may be made pursuant to the RRP in accordance with its terms.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three and nine months ended June 30, 2020, an aggregate of $47,000 and $303,000, respectively, was recognized in compensation expense for the grants pursuant to the RRP and the grants  pursuant to the 2014 SIP. During the three and nine months ended June 30, 2019, $157,000 and $464,000, respectively, was recognized in compensation expense for the grants pursuant to the RRP and the grants pursuant to the 2014 SIP. At June 30, 2020, approximately $396,000 in additional compensation expense for unvested shares awarded related to the RRP and 2014 SIP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the nine months ended June 30, 2020 is presented in the following tables:

	Nine Months Ended
	June 30, 2020
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested stock awards at October 1, 2019	68,980	$15.05
Granted	—	—
Forfeited	—	—
Vested	(42,024)	13.44
Non-vested stock awards at June 30, 2020	26,956	$17.56

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

A summary of the status of the Company’s stock options under the Option Plan and the 2014 SIP as of June 30, 2020 is presented below:

	Nine Months Ended
	June 30, 2020
	Number of	Weighted Average
	Shares	Exercise Price
Options outstanding at October 1, 2019	793,034	$13.86
Granted	—	—
Exercised	(13,345)	10.09
Forfeited	—	—
Outstanding at June 30, 2020	779,689	$13.93
Exercisable at the June 30, 2020	603,356	$12.72

The weighted average remaining contractual term was approximately 5.5 years for options outstanding as of June 30, 2020.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013, $4.67 for the options granted during fiscal 2014, $4.58 for options granted during fiscal 2015, $2.13 for options granted during fiscal 2016, $3.18 for options granted during fiscal 2017, $3.63 for options granted during fiscal 2018 and $3.38 for options granted in fiscal 2019. The fair value for grants made in fiscal 2017 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $17.43, term of seven years, volatility rate of 14.37%, interest rate of 2.22% and a yield rate of 0.69%. The fair value for grants made in fiscal 2018 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $18.46, term of seven years, volatility rate of 15.90%, interest rate of 2.82% and a yield rate of 1.08%. The fair value for grants made in fiscal 2019 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $18.16, term of seven years, volatility rate of 17.76%, interest rate of 1.87% and a yield rate of 1.10%.

During the three and nine months ended June 30, 2020, $48,000 and $319,000, respectively, was recognized in compensation expense for options granted pursuant to the Option Plan and the 2014 SIP.

At June 30, 2020, there was approximately $518,000 in additional compensation expense to be recognized for awarded options which remained outstanding and unvested at such date. The weighted average period over which this expense will be recognized is approximately 2.9 years.

12.  COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2020, the Company had $7.8 million in outstanding commitments to originate loans with market interest rates ranging from 3.25% to 5.00%. At September 30, 2019, the Company had $32.4 million in outstanding commitments to originate loans with market interest rates ranging from 1.99% to 6.50%. The aggregate undisbursed portion of loans-in-process amounted to $101.1 million at June 30, 2020 and $114.5 million at September 30, 2019.

The Company also had commitments under unused lines of credit of $35.0 million as of June 30, 2020 and $37.5 million as of September 30, 2019 and letters of credit outstanding of $1.1 million as of June 30, 2020 and $1.5 million as of September 30, 2019.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At June 30, 2020, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $1.2 million. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

13.  FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2020 and September 30, 2019, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Level 3         Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities; Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets and liabilities as of June 30, 2020 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$—	$32,426	$—	$32,426
State and political subdivisions	—	68,491	—	68,491
Mortgage-backed securities - U.S. Government agencies	—	261,341	—	261,341
Corporate bonds	—	79,145	—	79,145
Equity security - FHLMC preferred stock	58	—	—	58
Total	$58	$441,403	$—	$441,461

Liabilities:
Interest rate swap contracts	$—	$25,063	$—	$25,063
Total	$—	$25,063	$—	$25,063

Those assets and liabilities as of September 30, 2019 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$—	$24,865	$—	$24,865
State and political subdivisions	—	47,646	—	47,646
Mortgage-backed securities - U.S. Government agencies	—	370,772	—	370,772
Corporate bonds	—	69,539	—	69,539
Equity security - FHLMC preferred stock	95	—	—	95
Total	$95	$512,822	$—	$512,917

Liabilities:
Interest rate swap contracts	$—	$11,241	$—	$11,241
Total	$—	$11,241	$—	$11,241

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and other real estate owned at fair value on a non-recurring basis.

Impaired Loans

The Company considers loans to be impaired when it becomes more likely than not that the Company will be unable to collect all amounts due (principle and interest) in accordance with the contractual terms of the loan agreements. Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparables included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value of approximately $13.6 million as of June 30, 2020.

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

Summary of Non-Recurring Fair Value Measurements

	At June 30, 2020
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$13,644	$13,644
Other real estate owned	—	—	406	406
Total	$—	$—	$14,050	$14,050

	At September 30, 2019
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$15,542	$15,542
Other real estate owned	—	—	348	348
Total	$—	$—	$15,890	$15,890

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

	At June 30, 2020
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$13,644	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 9% discount / 7%
Other real estate owned	$406	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	22% discount

	At September 30, 2019
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$15,542	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 9% discount / 7%
Other real estate owned	$348	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	22% discount
(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
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

			Fair Value Measurements at
	Carrying	Fair	June 30, 2020
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$60,020	$60,020	$60,020	$—	$—
Certificates of deposit	2,351	2,351	2,351	—	—
Investment and mortgage-backed securities available for sale	441,403	441,403	—	441,403	—
Equity securities	58	58	58	—	—
Investment and mortgage-backed securities held to maturity	25,652	27,071	—	27,071	—
Loans held for sale	1,070	1,070	1,070	—	—
Loans receivable, net	583,291	587,337	—	—	587,337
Accrued interest receivable	5,134	5,134	5,134	—	—
Restricted bank stock	12,982	12,982	12,982	—	—
Bank owned life insurance	32,333	32,333	32,333	—	—

Liabilities:
Checking accounts	95,207	95,207	95,207	—	—
Money market deposit accounts	210,447	210,447	210,447	—	—
Passbook, club and statement savings accounts	83,207	83,207	83,207	—	—
Certificates of deposit	338,288	349,810	—	—	349,810
Advances from FHLB -short-term	25,000	25,000	25,000	—	—
Advances from FHLB -long-term	266,069	280,418	—	—	280,418
Accrued interest payable	3,014	3,014	3,014	—	—
Advances from borrowers for taxes and insurance	3,259	3,259	3,259	—	—
Interest rate swap contracts	25,063	25,063	—	25,063	—

			Fair Value Measurements at
	Carrying	Fair	September 30, 2019
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$47,968	$47,968	$47,968	$—	$—
Certificates of deposit	2,351	2,351	2,351	—	—
Investment and mortgage-backed securities available for sale	512,822	512,822	—	512,822	—
Equity securities	95	95	95
Investment and mortgage-backed securities held to maturity	68,635	69,507	—	69,507	—
Loans receivable, net	585,456	585,476	—	—	585,476
Accrued interest receivable	4,549	4,549	4,549	—	—
Restricted bank stock	16,406	16,406	16,406	—	—
Bank owned life insurance	31,841	31,841	31,841	—	—

Liabilities:
Checking accounts	75,596	75,596	75,596	—	—
Money market deposit accounts	75,766	75,766	75,766	—	—
Passbook, club and statement savings accounts	80,899	80,899	80,899	—	—
Certificates of deposit	513,183	529,099	—	—	529,099
Accrued interest payable	4,328	4,328	4,328	—	—
Advances from FHLB -short-term	90,000	90,000	90,000		—
Advances from FHLB -long-term	286,904	293,839	—	—	293,839
Advances from borrowers for taxes and insurance	2,332	2,332	2,332	—	—
Interest rate swap contracts	11,241	11,241	—	11,241	—

14. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp on January 1, 2017.

	Balance			Balance
	October 1,	Additions/		June 30,	Amortization
	2019	Adjustments	Amortization	2020	Period

			(Dollars in Thousands)
Goodwill	$6,102	$—	$—	$6,102
Core deposit intangible	448	—	(82)	366	10 years
	$6,550	$—	$(82)	$6,468

As of June 30, 2020, the current fiscal year and the future fiscal periods amortization expense for the core deposit intangible is:

(In Thousands)

2020	$26
2021	93
2022	78
2023	64
2024	49
Thereafter	56
$366

15. LEASES

Operating leases in which the Company is the lessee are recorded as operating lease Right of Use ("ROU") assets and operating lease liabilities, included in other assets and other liabilities, respectively, on the consolidated statement of financial condition. The Company does not currently have any finance leases. Operating lease ROU assets represent the right to use an underlying asset during the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized as of the date of adoption of ASU2016-02 based on the present value of the remaining lease payments using a discount rate that represents the Company's incremental borrowing rate at the date of initial application.

Operating lease expense, which is comprised of amortization of the ROU assets and the implicit interest accreted on the operating lease liability, is recognized on a straight line basis over the lease term of the operating lease, and is recorded in office occupancy expense in the consolidated statements of operations. The leases relate to Bank branches with remaining lease terms of generally five to nine years.

As of June 30, 2020, operating lease ROU assets were $1.3 million and operating lease liabilities were $1.4 million. Operating lease costs of $59,000 and $178,000 were recognized for the three and nine month periods ended June 30, 2020.

The following table summarizes other information related to our operating leases:

June 30, 2020
Weighted-average remaining lease term - operating leases in years	6.50
Weighted-average discount rate - operating leases	2.0%

The following table presents aggregate lease maturities and obligations as of June 30, 2020:

(Dollars in Thousands)

2020	$52
2021	210
2022	213
2023	216
2024	220
2025 and thereafter	647
Total lease payments	1,558
Less: interest	110
Present value of lease liabilities	$1,448

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

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Losses are charged against the allowance for loan losses when management believes that the collectability in full of the principal of a loan is unlikely. Subsequent recoveries are added to the allowance. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairments based upon an evaluation of known and inherent losses in the loan portfolio that are both probable and reasonable to estimate. For the quarter ended June 30, 2020, the analysis took into account the exposure to credit deterioration due to the COVID-19 pandemic. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to criticized and classified loans.

Management monitors its allowance for loan losses at least quarterly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends. In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

●	Levels of past due, classified, criticized and non-accrual loans, troubled debt restructurings and loan modifications;
●	Nature and volume of loans;
●	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries and for commercial loans, the level of loans being approved with exceptions to the Bank’s lending policy;
●	Experience, ability and depth of management and staff;
●	National and local economic and business conditions, including various market segments, especially in light of the COVID-19 pandemic on both the national and local economies;
●	Quality of the Bank’s loan review system and the degree of Board oversight;
●	Concentrations of credit and changes in levels of such concentrations; and
●	Effect of external factors on the level of estimated credit losses in the current portfolio.

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

Investment and mortgage-backed securities available for sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no securities with a Level 3 classification as of June 30, 2020 or September 30, 2019.

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

Derivatives. The Company uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the payment of either fixed or variable-rate amounts in exchange for the receipt of variable or fixed-rate amounts from a counterparty. The Company uses interest rate swaps to manage its exposure to changes in fair value. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.

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

In addition to factors previously disclosed in the reports filed by the Company with the Securities and Exchange Commission (“SEC”) and those identified elsewhere in this press release, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; general economic conditions; the scope and duration of the COVID-19 pandemic; the effects of the COVID-19 pandemic, including on the Company’s credit quality and operations as well as its impact on general economic conditions; legislative and regulatory changes including actions taken by governmental authorities in response to the COVID-19 pandemic; monetary and fiscal policies of the federal government; the effect of the Federal Reserve’s Open Market Committee’s reduction in the federal funds rate to near 0%; changes in tax policies, rates and regulations of federal, state and local tax authorities including the effects of the Tax Reform Act; changes in interest rates, deposit flows, the cost of funds, demand for loan products, including potential declines in demand due to the COVID-19 pandemic, and the demand for financial services, in each case as may be affected by the COVID-19 pandemic, competition, changes in the quality or composition of the Company’s loan, investment and mortgage-backed securities portfolios; geographic concentration of the Company’s business; fluctuations in real estate values, especially in light of the COVID-19 pandemic; the adequacy of loan loss reserves; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.

The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company to reflect events or circumstances occurring after the date of this Form 10-Q.

For a complete discussion of the assumptions, risks and uncertainties related to our business, readers are encouraged to review the Company’s filings with the SEC, including the “Risk Factors” section in the Company’s most recent Form 10-K, as supplemented by the Company Quarterly Report on Form 10-Q for this quarter and the Form 10-Q for the quarter ended March 31, 2020 and as further supplemented by its quarterly or other reports subsequently filed with the SEC.

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

The following discussion provides further details on the financial condition of the Company at June 30, 2020 and September 30, 2019, and the results of operations for the three and nine months ended June 30, 2020 and 2019.

COMPARISON OF FINANCIAL CONDITION AT June 30, 2020 AND SEPTEMBER 30, 2020

At June 30, 2020, The Company had total assets of $1.2 billion compared to $1.3 billion at September 30, 2019. At June 30, 2020, the investment portfolio decreased by $114.4 million to $467.1 million as compared to $581.5 million at September 30, 2019 primarily as a result of investment securities sales, calls and paydowns of amortizing mortgage-backed securities. Net loans receivable decreased slightly by $2.2 million to $583.3 million at June 30, 2020 from $585.5 million at September 30, 2019 both due to the continued intense competition for quality loans as well as to the sale of a $14.0 million package of long-term, fixed-rate mortgage loans undertaken to address the Company’s interest-rate margin compression.

Total liabilities were $1.1 billion at both June 30, 2020 and September 30, 2019, although deposits and FHLB borrowings decreased modestly as the Company has been allowing higher costing certificates of deposit and FHLB borrowings to run-off as they mature in order to reduce its cost of funds.

Total stockholders’ equity decreased by $11.4 million to $128.2 million at June 30, 2020 from $139.6 million at September 30, 2019. The decrease was primarily due to treasury stock repurchases, net of stock plan activity, of $9.3 million. For the nine months ended June 30, 2020, the Company repurchased 786,866 shares at an average cost of $12.81 per share, which is well below book value per share. Also contributing to the decrease were dividend payments totaling $5.6 million and an aggregate $5.2 million decrease in the appreciation in the fair market value of interest rate swaps and available for sale securities. The decrease in the value of the interest rate swaps was due to the large decrease in market rates of interest in light of current market conditions and the Federal Reserve’s Open Market Committee action to reduce the federal funds interest rate to near 0%. These decreases were partially offset by net income of $9.0 million for the nine months ended June 30, 2020.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2020 AND 2019

Net income. The Company reported net income of $3.6 million, or $0.44 per basic share and diluted share, for the quarter ended June 30, 2020 as compared to $2.6 million, or $0.30 per basic share and $0.29 per diluted share, for the same quarter in fiscal 2019. For the nine months ended June 30, 2020, the Company reported net income of $9.0 million, or $1.04 per basic share and $1.03 per diluted share as compared to $6.9 million, or $0.79 per basic and $0.78 per diluted share, for the same period in fiscal 2019.

Net interest income. For the three months ended June 30, 2020, net interest income decreased to $5.3 million as compared to $6.2 million for the same period in fiscal 2019. The decrease reflected the effects of a $1.4 million, or 13.1%, decrease in interest income partially offset by a decrease of $572,000 or 11.3%, in interest paid on deposits and borrowings. Net-interest income continued to reflect, as well, the effects of margin compression. The weighted average yield on interest-earning assets decreased by 66 basis points, to 3.38% for the quarter ended June 30, 2020 from the comparable period in 2019 due to the decline in market yields of interest, in particular as a result of the Federal Reserve’s Open Market Committee’s action to reduce the Federal Funds Rate.  The weighted average rate paid on interest-bearing liabilities decreased from 1.98% to 1.73% as we continued our efforts to reduce the Company’s use of brokered deposits which are generally a more expensive finding source.

As part of the Company’s strategic lending initiatives, the Company increased its involvement in commercial and construction lending. The yields on such loans are typically tied to the Wall Street Journal Prime Rate (“WSJ Prime”) and adjust rapidly with changes in the WSJ Prime. With the recent unexpected significant decline in the WSJ Prime during the quarter ended June 30, 2020, a significant portion of the Company’s commercial and construction loan portfolio experienced downward adjustments in the interest rates on such loans.

For the nine months ended June 30, 2020, net interest income was $17.4 million as compared to $18.6 million for the same period in fiscal 2019. The decrease primarily was due to an increase of $1.3 million, or 10.0%, in interest paid on deposits and borrowings. Partially offsetting the increase in interest expense was an increase in interest income of $219,000, or 0.7%.  The weighted average yield on interest-earning assets decreased by 30 basis points, to 3.59%, for the nine months ended June 30, 2020 from the comparable period in 2019 due to a reduction in market yields of interest which created downward pressure on our yields on all interest-earning asset categories.  The increase in interest expense was due to a $94.5 million increase in the average balance of interest-bearing liabilities to fund growth during the period.  The weighted average cost of borrowings and deposits remained unchanged at 1.88% for both the nine month periods ended June 30, 2020 and 2019.

For the three and nine months ended June 30, 2020, the net interest margin was 1.83% and 1.92%, respectively, compared to 2.23% and 2.26% for the same periods in fiscal 2019, respectively. The margin compression experienced in the 2020 periods in large part reflected the more rapid decline in asset yields as compared to declines in liability costs as a result of the declining interest rate environment. As part of the Company’s strategic lending initiatives, the Company has increased its involvement in commercial real estate and construction lending. The yields on such loans are typically tied to the WSJ Prime and adjust rapidly with changes in the WSJ Prime. As a result of the implementation of the Company’s strategic lending initiatives, its interest-earning assets are more rate sensitive than its interest-bearing liabilities and as a result, adjust more rapidly to changes in interest rates than its interest-bearing liabilities.

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

	Three Months			Three Months
	Ended June 30,			Ended June 30,
	2020			2019
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Investment securities (1)	$220,528	$1,671	3.01%	$182,315	$1,723	3.79%
Mortgage-backed securities	290,565	1,990	2.72	315,571	2,536	3.22
Loans receivable (2)	573,927	6,012	4.16	587,703	6,752	4.61
Other interest-earning assets	62,948	118	0.74	34,720	262	3.03
Total interest-earning assets	1,147,968	9,791	3.38	1,120,309	11,273	4.04
Cash and non-interest bearing balances	2,481			2,313
Non-interest-earning assets	68,607			70,862
Total assets	$1,219,056			$1,193,484
Interest-bearing liabilities:
Savings accounts	$80,568	$16	0.08	$83,898	$8	0.04
Checking and money market accounts	252,720	381	0.60	133,856	266	0.80
Certificate accounts	378,758	2,064	2.16	543,506	3,080	2.27
Total deposits	712,046	2,461	1.37	761,260	3,354	1.77
Advances from Federal Home Loan Bank	314,179	2,024	2.56	258,527	1,703	2.64
Advances from borrowers for taxes and insurance	2,877	1	0.14	2,439	1	0.16
Total interest-bearing liabilities	1,029,102	4,486	1.73	1,022,226	5,058	1.98
Non-interest-bearing liabilities:
Non interest-bearing demand accounts	25,993			14,798
Other liabilities	36,528			16,593
Total liabilities	1,091,623			1,053,617
Stockholders' equity	127,433			139,867
Total liabilities and stockholders' equity	$1,219,056			$1,193,484
Net interest-earning assets	$118,866			$98,083
Net interest income, interest rate spread		$5,305	1.65%		$6,215	2.05%
Net interest margin (3)			1.83%			2.23%
Average interest-earning assets to average interest-bearing liabilities		111.55%			109.59%

	Nine Months Ended			Nine Months Ended
	June 30,			June 30,
	2020			2019
			Average				Average
	Average		Yield/	Average			Yield/
	Balance	Interest	Rate	Balance	Interest		Rate

Interest-earning assets:
Investment securities (1)	$229,461	$5,231	3.04%	$187,128	$4,963		3.55%
Mortgage-backed securities	342,333	7,345	2.86	283,345	6,844		3.23
Loans receivable (2)	581,900	19,175	4.39	586,940	19,936		4.54
Other interest-earning assets	56,025	877	2.09	42,324	666		2.10
Total interest-earning assets	1,209,719	32,628	3.59	1,099,737	32,409		3.94
Cash and non interest-bearing balances	2,445			2,203
Non-interest-earning assets	58,246			49,739
Total assets	$1,270,410			$1,151,679
Interest-bearing liabilities:
Savings accounts	$79,674	$29	0.05	$87,000	$113		0.17
Checking and money market accounts	191,231	1,155	0.80	122,048	600		0.66
Certificate accounts	446,451	7,264	2.17	570,365	9,219		2.16
Total deposits	717,356	8,448	1.57	779,413	9,932		1.70
Advances from Federal Home Loan Bank	358,857	6,741	2.50	202,909	3,920		2.58
Advances from borrowers for taxes and insurance	2,961	3	0.13	2,328	3		0.17
Total interest-bearing liabilities	1,079,174	15,192	1.88	984,650	13,855		1.88
Non-interest-bearing liabilities:
Non interest-bearing demand accounts	21,289			15,111
Other liabilities	28,033			18,143
Total liabilities	1,128,496			1,017,904
Stockholders' equity	141,914			133,775
Total liabilities and stockholders' equity	$1,270,410			$1,151,679
Net interest-earning assets	$130,545			$115,087
Net interest income, interest rate spread		$17,436	1.72%		$18,554		2.06%
Net interest margin (3)			1.92%				2.06%
Average interest-earning assets to average interest-bearing liabilities		112.10%			111.69	~~%~~
(1)	Yields and rates for the three and niniemonth periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for loan losses. The Company recorded provisions for loan losses of $750,000 and $1.4 million, respectively, for the three and nine months ended June 30, 2020, compared to no provisions for loan losses for the same periods in fiscal 2019, primarily as a precaution due to the uncertainty associated with the economic effects of the COVID-19 pandemic and the potential credit deterioration caused thereby. Although minimal delinquencies had occurred as of June 30, 2020 due to the effects of the COVID-19 pandemic, deferments were granted during the three months ended June 30, 2020 with respect to commercial real estate and residential real estate loans aggregating $132.6 million and $17.1 million, respectively, or approximately 21.6% of the total loan portfolio. These deferments were not considered to be TDRs as of June 30, 2020 as all applicable borrowers were current as of December 31, 2019 and the requests for the deferments were related to the current economic conditions caused by COVID-19, and not by underlying weaknesses within the respective loans. All expiring deferrals are performing in accordance with revised contractual terms. Notwithstanding the foregoing, the Company believes there is a material risk that credit losses and non-performing assets may increase due to current economic conditions and the effects of the COVID-19 pandemic. During the three and nine months ending June 30, 2020, the Company recorded one charge off in the amount of $22,000 and four charge offs aggregating $95,000. During the three and nine months ended June 30, 2020, the Company recorded recoveries aggregating $1,000 and $17,000, respectively. During the three and nine months ended June 30, 2019, the Company recorded no charge offs and one recovery in the amount of $58,000.

The allowance for loan losses totaled $6.7 million, or 1.1% of total loans and 49.0% of total non-performing loans at June 30, 2020 as compared to $5.4 million, or 0.9% of total loans and 38.7% of total non-performing loans at September 30, 2019. The Company believes that the allowance for loan losses at June 30, 2020 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

The Company’s methodology for assessing the adequacy of the allowance establishes both specific and general pooled allocations of the allowance. Loans are assigned ratings, either individually for larger credits or in homogeneous pools, based on an internally developed grading system. The resulting determinations are reviewed and approved by senior management.

At June 30, 2020, the Company’s non-performing assets totaled $14.1 million or 1.2% of total assets as compared to $14.3 million or 1.1% of total assets at September 30, 2019. Non-performing assets at June 30, 2020 included five construction loans aggregating $8.7 million, 28 one-to-four family residential loans aggregating $3.5 million, four commercial real estate loans aggregating $1.4 million and one consumer loan aggregating $49,000. Non-performing assets at June 30, 2020 also included other real estate owned consisting of two single-family residential properties with an aggregate carrying value of $406,000. At June 30, 2020, the Company had four loans totaling $5.3 million that were classified as troubled debt restructurings (“TDRs”). One TDR is on non-accrual and consists of a $420,000 loan secured by a single-family residential property and is performing in accordance with the restructured terms. The three remaining TDRs totaling $4.9 million are also classified as non-accrual and are part of a lending relationship totaling $10.5 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower (see Item 1. Legal Proceeding in Part II of this Form 10-Q). As previously disclosed, subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in June 2017. The Bank has moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings. Four units in the project have been sold and a portion of the proceeds from such sales have been applied against the outstanding debt. In addition, there are agreements of sale in place for four additional units. Due to the COVID-19 pandemic and the shelter-in-place order in place much of the third quarter of fiscal 2020, sales activities at the project were substantially curtailed

At June 30, 2020, the Company had $2.3 million of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of five one-to-four family residential loans totaling $644,000,  and one commercial real estate loan in the amount of $1.7 million. At September 30, 2019, the Company had $845,000 of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of seven one-to-four family residential loans totaling $750,000 and two consumer loans totaling $95,000.

At June 30, 2020, the Company also had a total of 18 loans aggregating $2.5 million that had been designated “special mention”. These loans consist of 13 one-to-four family residential loans totaling $1.4 million and five commercial real estate loans totaling $1.1 million. At September 30, 2019, we had a total of 21 loans aggregating $5.5 million designated as “special mention”.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal and/or interest and real estate owned) as of June 30, 2020 and September 30, 2019. At neither date did the Company have any loans 90 days or more past due that were accruing.

	June 30,	September 30,
	2020	2019

Non-accruing loans:
One-to-four family residential	$3,108	$3,712
Commercial real estate	1,417	1,473
Construction and land development	8,650	8,750
Consumer	49	—
Total non-accruing loans	13,224	13,935
Other real estate owned, net (1)	406	348
Total non-performing assets	$13,630	$14,283

Total non-performing loans as a percentage of loans	2.33%	2.38%
Total non-performing loans as a percentage of total assets	1.15%	1.08%
Total non-performing assets as a percentage of total assets	1.18%	1.11%
(1)	Other real estate owned balances are shown net of related loss allowances and consist solely of real property.

Non-interest income. Non-interest income amounted to $3.8 million and $7.3 million for the three and nine month periods ended June 30, 2020, respectively, compared to $1.2 million and $2.1 million, respectively, for the comparable periods in fiscal 2019. The increase experienced in both of the 2020 periods was primarily attributable to the gain on sale of $60.1 million and $142.1 million of investment securities during the three and nine months ended June 30, 2020, respectively, resulting in gains of $3.3 million and $6.0 million for the three and nine month periods ended June 30, 2020, respectively. These increases were offset by decreases in swap income in the 2020 periods as compared to 2019.  The investment sales were consummated in order to recognize gains in the portfolio in order to take advantage of the historically low interest rate environment which has resulted in significant appreciation in the fair value of such investments.

Non-interest expense. For the three month period ended June 30, 2020, non-interest expense decreased $194,000 or 4.6%, compared to the same period in the prior fiscal year. The largest component of the decrease in the three months ended June 30, 2020 was attributable to a decrease in deposit insurance as a result of decreased exposure to brokered deposits.  For the nine month period ended June 30, 2020, non-interest expense increased $149,000, or 1.2%, compared to the same period in the prior fiscal year. The increase was due in part to the hiring of additional personnel in our lending operations to support our expanded lending activities.  Partially offsetting this increase for the nine month period ended June 30, 2020 was a decrease in occupancy and advertising expense as the Company maintained its focus on the continued implementation of operating efficiencies. The continued improvement of the Company’s efficiency ratio reflects the success of management’s efforts.  The efficiency ratio for the nine months ended June 30, 2020 improved to 50.5% from 59.7% for the same period in fiscal 2019. Likewise, for the three months ended June 30, 2020, the efficiency ratio improved to 44.1% as compared to 56.6% for the same period in 2019.

Income tax expense. For the three month and nine-month periods ended June 30, 2020, the Company recorded tax expense of $701,000 and $1.8 million, respectively, compared to $582,000 and $1.4 million for the same periods in fiscal 2019.  The increase in the three and nine month periods was commensurate with the increase in pre-tax income.

COVID-19 Related Information

As noted above, in response to the current situation surrounding the COVID-19 pandemic, the Company is providing assistance to its customers in a variety of ways. The Company  participated in the Paycheck Protection Program offered under the CARES Act as a Small Business Administration (“SBA”) lender. As of June 30, 2020, we had originated 63 requests for PPP loans totaling approximately $5.1  million. A total of 56 of these loans, or more than 88%, are for loan amounts less than $150,000 and represent a total of $1.9 million. These loans were sold servicing released during July 2020 at a gain of approximately $90,000.

The primary method of relief is to allow the borrower to defer their loan payments for three months (and extending the term of the loan accordingly). The CARES Act and regulatory guidelines suspend temporarily the determination of certain loan modifications related to the COVID-19 pandemic from being treated as TDRs. We are working closely with our loan customers to effectively manage our portfolio through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

While the Company’s banking operations were not restricted by the government stay-at-home orders, the Company took steps to protect its employees and customers by providing for remote working for many employees, enhancing cleaning procedures for the Company’s offices, in particular its branch offices, requiring face masks to be worn by employees and maintaining appropriate  social distancing in our offices.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. The Company also maintains excess funds in short-term, interest-earning assets that provide additional liquidity. At June 30, 2020, the Company’s cash and cash equivalents amounted to $60.0 million. In addition, its available-for-sale investment securities amounted to an aggregate of $441.4 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2020, the Company had $7.8 million in outstanding commitments to originate loans, not including loans in process. The Company also had commitments under unused lines of credit of $35.0 million and letters of credit outstanding of $1.1 million at June 30, 2020. Certificates of deposit as of June 30, 2020 that are maturing in one year or less totaled $233.9 million.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the FHLB of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans, certain investment securities as well as our stock in the FHLB as collateral for such advances. At June 30, 2020, we had $291.1 million in outstanding FHLB advances and had the ability to obtain an additional $118.6 million in FHLB advances. The Bank has a line of credit amounting to $12.5 million with ACBB, which has yet to be drawn upon. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of June 30, 2020 and September 30, 2019 and compares them to current regulatory guidelines. The Company is not subject to capital ratios imposed by Basel III on bank holding companies because the Company is deemed to be a small bank holding company.

			To Be
			Well Capitalized
			Under Prompt
		Required for Capital	Corrective
		Adequacy	Action
	Ratio	Purposes	Provisions

June 30, 2020:
Tier 1 capital (to average assets)
Company	10.33%	N/A	N/A
Bank	10.29%	4.0%	5.0%
Tier 1 Common (to risk-weighted assets)
Company	17.31%	N/A	N/A
Bank	17.00%	4.5%	6.5%
Tier 1 capital (to risk-weighted assets)
Company	17.31%	N/A	N/A
Bank	17.00%	6.0%	8.0%
Total capital (to risk-weighted assets)
Company	18.31%	N/A	N/A
Bank	17.99%	8.0%	10.0%

September 30, 2019:
Tier 1 capital (to average assets)
Company	10.89%	N/A	N/A
Bank	10.49%	4.0%	5.0%
Tier 1 Common (to risk-weighted assets)
Company	18.43%	N/A	N/A
Bank	18.10%	4.5%	6.5%
Tier 1 capital (to risk-weighted assets)
Company	18.43%	N/A	N/A
Bank	18.10%	6.0%	8.0%
Total capital (to risk-weighted assets)
Company	19.27%	N/A	N/A
Bank	18.94%	8.0%	10.0%

Effective January 1, 2020, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (the “CBLR”) requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios. The CBLR is equal to Tier 1 capital divided by average total consolidated assets. In order to qualify for the CBLR election, a community bank must (i) have a leverage capital ratio greater than 9 percent, (2) have less than $10 billion in average total consolidated assets, (3) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities and (4) not be an advanced approaches banking organization. A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be “well capitalized” under the prompt corrective action rules. The Bank choose to not elect to not use the CBLR requirement.

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

In recent years, as a part of our asset/liability management strategy we primarily have reduced our investment in longer term fixed-rate callable agency bonds, increased our origination or purchase of hybrid adjustable-rate single-family residential mortgage loans, commercial real estate and construction loans (which typically bear adjustable rates indexed to the WSJ Prime) and increased our portfolio of step-up callable agency bonds and agency issued collateralized mortgage-backed securities (“CMOs”) with short effective lives. In addition, during the past year we  implemented interest rate swaps to reduce funding cost for a five year period. However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a low interest rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision in prior periods to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2020, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2020, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization, anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 10.3% to 29.0%. The annual prepayment rate for mortgage-

backed securities is assumed to range from 0.5% to 36.5%. For savings accounts, checking accounts and money markets, the decay rates vary on an annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities	$37,420	$61,330	$100,017	$98,977	$152,051	$449,795
Loans receivable(2)	164,386	96,315	169,895	75,605	84,024	590,225
Other interest-earning assets (3)	57,774	249	15,084	—	—	73,107
Total interest-earning assets	$259,580	$157,894	$284,996	$174,582	$236,075	$1,113,127

Interest-bearing liabilities:
Savings accounts	$2,076	$6,489	$10,647	$8,722	$55,273	$83,207
Checking and money market accounts	6,543	19,627	18,683	133,889	126,912	305,654
Certificate accounts	64,511	94,374	73,049	106,354	—	338,288
Advances from Federal Home Loan Bank	5,845	26,030	122,884	136,310	—	291,069
Real estate tax escrow accounts	3,259	—	—	—	—	3,259
Total interest-bearing liabilities	$82,234	$146,520	$225,263	$385,275	$182,185	$1,021,477

Interest-earning assets less interest-bearing liabilities	$177,346	$11,374	$59,733	$(210,693)	$53,890	$91,650

Cumulative interest-rate sensitivity gap(4)	$177,346	$188,720	$248,453	$37,760	$91,650

Cumulative interest-rate gap as a percentage of total assets at June 30, 2020	14.93%	15.89%	20.92%	3.18%	7.72%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at June 30, 2020	315.66%	182.50%	154.72%	104.50%	108.97%
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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 0%

increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of June 30, 2020 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in
Interest Rates				NPV as % of Portfolio
In Basis Points	Net Portfolio Value			Value of Assets
(Rate Shock)	Amount	$Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$110,011	$(18,948)	(14.69)%	10.01%	(1.08)%
200	$121,176	$(7,783)	(6.04)%	10.78%	(0.31)%
100	$130,148	$1,189	0.92%	11.32%	0.23%
Static	$128,959	$—	—	11.09%	—
(100)	$124,335	$(4,624)	(3.59)%	10.57%	(0.52)%
(200)	$140,641	$11,682	9.06%	11.70%	0.61%
(300)	$163,252	$34,293	26.59%	13.29%	2.20%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2020, there had not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation –Exposure to Changes in Interest Rates.”

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

PART II

Item 1. Legal Proceedings

On March 31, 2016, Island View Properties, Inc. t/a Island View Crossing II and Renato J. Gualtieri (“Plaintiffs”) filed a complaint against Prudential Bank (formerly known as Prudential Savings Bank) in the Court of Common Pleas of Philadelphia County (the “CCP Action”) asserting, among other things, that the Bank breached various loan agreements and related agreements for a development known as Island View Crossing. In its complaint, Plaintiffs seek the amount of $27 million. The Company filed objections to the complaint seeking to dismiss significant portions of Plaintiffs’ claims. On August 31, 2016, the Court dismissed the majority of the claims. After that order, the Company filed an answer denying Plaintiffs’ claims as well as a counterclaim seeking damages for failure to pay the outstanding loans and not completing the project. Discovery was ongoing and a trial was scheduled for October 2, 2017. On June 30, 2017, Plaintiff Island View Crossing II filed a Chapter 11 bankruptcy and on or about July 18, 2017, the Bank removed the CCP Action to Bankruptcy Court (the “Removed Action”).

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

The discovery phase of litigation has concluded A mediation is currently scheduled for September 24, 2020 with a  pretrial conference to be  scheduled for some time after October  2020. Given the stage of the case, we are unable to determine the likelihood of an unfavorable outcome at this time. The Bank, however,  intends to vigorously defend against all claims.

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

On August 26, 2019, the Bank filed a motion to dismiss a number of the claims filed by the Trustee.The Court granted the motion in many respects but allowed the Trustee to amend.  The Trustee thereafter filed an amended complaint where the Bank filed a motion to dismiss the amended complaint. We are waiting for the Trustee’s response to the motion and the Court’s disposition of that motion. Dates for discovery and any potential trial have not been set by the Bankruptcy Court. Given the relatively early stages of the case, we are unable to determine the likelihood of an unfavorable outcome at this time. The Bank, however, intends to vigorously defend against the claim.

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

On August 26, 2019, the Bank filed a motion to dismiss a number of the claims filed by the Trustee.The Court granted the motion in many respects but allowed the Trustee to amend.  The Trustee thereafter filed an amended complaint where the Bank filed a motion to dismiss the amended complaint. We are waiting for the Trustee’s response to the motion and the Court’s disposition of that motion. Dates for discovery and any potential trial have not been set by the Bankruptcy Court. Given the relatively early stages of the case, we are unable to determine the likelihood of an unfavorable outcome at this time. The Bank, however, intends to vigorously defend against the claim.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (“2019 Annual Report”), as such factors could materially affect the Company’s business, financial condition, or future results of operations. Except as set forth below, as of June 30, 2020, no material changes have occurred to the risk factors of the Company as reported in the 2019 Annual Report except for the risk factors described below. The risks described in the 2019 Annual Report are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial conditions, or results of operations. The risk factors set forth below supplement the risk factors included in the 2019 Annual Report.

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

The Company believes the worldwide COVID-19 pandemic has negatively affected our business and is likely to continue to do so. The outbreak has caused significant volatility and disruption in the financial markets both in the United States and globally. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could continue to experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of the novel coronavirus, the overall severity of the disease, the duration of the outbreak, the measures that may be taken by various governmental authorities in response to the outbreak (such as continued and/or new quarantines and travel restrictions) and the possible further impacts on the global economy. The Company’s operations may also be disrupted if significant portions of its workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, and the Company has already temporarily limited access to certain of its branches and offices. In response to the pandemic, the Company has also offered fee waivers, payment deferrals, and other expanded assistance to small business and personal lending customers. Future governmental actions may require these and other types of customer-related responses.

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

Among the factors outside the Company’s control that are likely to affect the impact the COVID-19 pandemic will ultimately have on our business are:

•	the pandemic’s course and severity;
•	the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, consumer spending and real estate market values;
•	political, legal and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce and banking, such as dividends, moratorium and other suspension of collections, foreclosure, and related obligations;
•	the timing, magnitude and effect of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits and commercial activity;
•	the timing and availability of direct and indirect governmental support for various financial assets, including mortgage loans;
•	the long-term effect of the economic downturn on the value of the Company’s assets and related accounting estimates;
•	potential longer-term effects of increased government spending on the interest rate environment and borrowing costs for non-governmental parties;
•	the ability of the Company’s employees and its third-party vendors to work effectively during the course of the pandemic;
•	potential longer-term shifts toward mobile banking, telecommuting and telecommerce; and
•	geographic variation in the severity and duration of the COVID-19 pandemic, including in the Commonwealth of Pennsylvania in which the Company operates physically.

The ongoing COVID-19 pandemic has resulted in severe volatility in the financial markets and meaningfully lower stock prices for many companies, including our common stock. Depending on the extent and duration of the COVID-19 pandemic, the price of the Company’s common stock may continue to experience volatility and declines.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	and (b) Not applicable.

(c)	The Company’s repurchases of equity securities for the three months ended June 30, 2020 were as follows:

			Total Number
			of Shares
			Purchased as
			Part of	Maximum Number
	Total		Publicly	of Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under Plans or
Period	Purchased	Per Share	Programs (1) (2)	Programs (1) (2)
April 1 - 30, 2020	579,546	$12.65	579,546	55,474
May 1 - 31, 2020	55,474	11.91	55,474	—
June 1 - 30, 2020	—	—	—	407,600
	635,020	$12.59
(1)	On November 19, 2018, the Company announced that the Board of Directors had approved a third stock repurchase program authorizing the Company to repurchase up 900,000 shares of common stock, approximately 10% of the Company’s then outstanding shares.
(2)	On June 18, 2020 the Company announced a new stock repurchase program to repurchase up to 407,600 shares of common stock, approximately 5% of the company’s outstanding shares of common stock over a one-year period or such longer period of time as may be necessary to complete such repurchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL BANCORP, INC.

Date: August 10, 2020	By: /s/ Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Date: August 10, 2020	By: /s/ Jack E. Rothkopf
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer and Treasurer