Form 10-K
period 2020-09-30
PRUDENTIAL BANCORP, INC.
filed 2020-12-18
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended SEPTEMBER 30, 2020

-or-

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission File Number: 000-55084

PRUDENTIAL BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	46-2935427 (IRS Employer Identification No.)

1834 WEST OREGON AVENUE	19145
PHILADELPHIA, PENNSYLVANIA	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number: (including area code) (215) 755-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered

Common Stock (par value $0.01 per share)	PBIP	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ◻ NO ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ◻ NO ⌧

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ⌧ NO ◻

Indicate by checkmark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     YES ⌧ NO ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ◻	Accelerated Filer ◻
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ⌧

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $14.80 on March 31, 2020, the last business day of the Registrant’s second quarter was approximately $115.2 million (8,202,479 shares issued and outstanding less approximately 418,000 shares held by affiliates at $14.80 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

As of the close of business on December 9, 2020 there were 8,098,675 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

Prudential Bancorp, Inc. and Subsidiaries

FORM 10-K INDEX

For the Fiscal Year Ended September 30, 2020

Forward-looking Statements.

This Annual Report on Form 10-K may be  deemed to contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, expectations or predictions of future financial or business performance, conditions relating to Prudential Bancorp, Inc. (the “Company” or “Prudential Bancorp”). These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.

In addition to factors previously disclosed in the reports filed by Prudential Bancorp with the Securities and Exchange Commission (“SEC”) and those identified elsewhere in this Form 10-K, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; general economic conditions; the scope and duration of the COVID-19 pandemic; the effects of the COVID-19 pandemic, including on the Company’s credit quality and operations as well as its impact on general economic conditions; legislative and regulatory changes including actions taken by governmental authorities in response to the COVID-19 pandemic; monetary and fiscal policies of the federal government; changes in tax policies, rates and regulations of federal, state and local tax authorities including the effects of the Tax Reform Act; changes in interest rates, deposit flows, the cost of funds, demand for loan products and the demand for financial services, in each case as may be affected by the COVID-19 pandemic, competition, changes in the quality or composition of the Company’s loan, investment and mortgage-backed securities portfolios; geographic concentration of the Company’s business; fluctuations in real estate values; the adequacy of loan loss reserves; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.

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

The Company’s results of operations are primarily dependent on the results of the Bank. As of September 30, 2020, the Company, on a consolidated basis, had total assets of approximately $1.2 billion, total deposits of approximately $770.9 million, and total stockholders’ equity of approximately $129.1 million.

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

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. The Company’s principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities and calls of investment securities and interest-bearing deposits, funds provided from operations and funds borrowed from the Federal Home Loan Bank(”FHLB”) of Pittsburgh. These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and consumer loans. Traditionally, the Bank focused on originating long-term, single-family residential mortgage loans for portfolio. However, in recent years the focus has shifted to emphasizing commercial real estate and construction and land development lending. Construction and land development loans increased from $21.8 million or 6.2% of the total loan portfolio at September 30, 2016 to $260.6 million or 38.0% of the total loan portfolio at September 30, 2020. The Company also increased, on a dollar basis, its commercial real estate loans from $79.9 million or 22.7% of the total loan portfolio at September 30, 2016 to $139.9 million or 20.4% of the total loan portfolio at September 30, 2020. See “-Lending Activities” and “-Asset Quality”

The investment and mortgage-backed securities portfolio decreased by $138.2 million to $443.2 million at September 30, 2020 from $581.5 million at September 30, 2019. This decrease was primarily due to sales and paydowns  of guaranteed mortgage-backed securities. The Company recorded approximately $6.0 million in gains on sale of investment and mortgage-backed securities during fiscal 2020. At September 30, 2020, the investment and mortgage-backed securities available for sale had an aggregate net unrealized gain of $13.4 million compared with an aggregate net unrealized gain of $10.3 million as of September 30, 2019, which was primarily due to recent decreases in the yield on longer term U.S. Treasury bond yields which resulted in an increase in the fair value of our available-for-sale securities.

At September 30, 2020, the Company’s non-performing assets totaled $13.0 million or 1.1% of total assets as compared to $14.3 million or 1.1% of total assets at September 30, 2019. Non-performing assets at September 30, 2020 included five construction loans aggregating $8.5 million, 28 one-to-four family residential loans aggregating $3.1 million and four commercial real estate loans aggregating $1.4 million. There was no real estate acquired through foreclosure or deed-in-lieu as of September 30, 2020.  At September 30, 2020, the Company had four loans totaling $5.0 million that were classified as troubled debt restructurings (“TDRs”). One TDR is on non-accrual and consists of a $415,000 loan secured by a single-family residential property and is performing in accordance with the restructured terms. The three remaining TDRs totaling $4.6 million are also classified as non-accrual and are part of a lending relationship totaling $10.4 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower. As previously disclosed, subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in June 2017. The Bank moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings. Nine units have been sold in the project and a portion of the proceeds have been applied against the outstanding debt. As of September 30, 2020, the Company had reviewed $13.0 million of loans for possible impairment of which $13.0 million was classified substandard compared to $15.5 million reviewed for possible impairment and $13.9 million of which was classified substandard as of September 30, 2019. The allowance for loan losses totaled $8.3 million, or 1.4% of total loans and 63.7% of total non-performing loans (which included loans acquired from Polonia Bank at their fair value) at September 30, 2020. See “-Asset Quality”.

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

Lending Activities

General. At September 30, 2020, the net loan portfolio totaled $588.3 million or 48.1% of total assets. The Company has changed its lending philosophy and increased its investment in loans for construction and land development and commercial real estate which comprised in the aggregate 58.5% of the loan portfolio at September 30, 2020. Management believes it has the expertise to underwrite these types of loans which management believes will enhance the Company’s earnings while reducing interest rate risk due to the generally shorter contractual maturity of such loans. At September 30, 2020, the Company still held $233.9 million of residential real estate loans collateralized by one-to-four family, also known as “single-family”, residential properties located primarily in the Company’s market area.

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

Loan Portfolio Composition. The following table shows the composition of the loan portfolio by type of loan at the dates indicated.

	September 30,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in Thousands)
Real estate loans:
One-to-four family residential (1)	$233,872	34.13%	$268,780	37.95%	$324,865	48.82%	$351,298	53.83%	$233,531	66.36%
Multi-family residential	31,100	4.54%	30,582	4.32%	34,355	5.16%	21,508	3.30%	12,478	3.55%
Commercial real estate	139,943	20.42%	128,521	18.15%	119,511	17.96%	127,644	19.56%	79,859	22.69%
Construction and land development	260,648	38.04%	253,368	35.77%	160,228	24.08%	145,486	22.29%	21,839	6.21%
Total real estate loans	665,563	97.13%	681,251	96.19%	638,959	96.03%	645,936	98.98%	347,707	98.81%
Loans to financial institutions	6,000	0.88%	6,000	0.85%	6,000	0.90	—	—	—	—
Commercial business	12,916	1.88%	19,630	2.77%	17,792	2.67%	488	0.07%	99	0.03%
Leases	176	0.02%	518	0.07%	1,687	0.25%	4,240	0.65%	3,286	0.93%
Consumer	604	0.09%	834	0.12%	953	0.14%	1,943	0.30%	799	0.23%
Total loans	685,259	100.00%	708,233	100.00%	665,391	100.00%	652,607	100.00%	351,891	100.00%
Less:
Undisbursed portion of loans in process	86,862		114,528		54,474		73,858		5,371
Deferred loan costs	1,794		2,856		2,818		2,940		(1,697)
Allowance for loan losses	8,303		5,393		5,167		4,466		3,269
Net loans	$588,300		$585,456		$602,932		$571,343		$344,948
(1)	Includes home equity loans totaling $3.3 million, $4.1 million, $4.9 million, $6.5 million and $3.8 million as of September 30, 2020, 2019, 2018, 2017 and 2016, respectively. Also includes lines of credit totaling $7.8 million, $8.5 million, $10.2 million, $14.1 million and $7.4 million as of September 30, 2020, 2019, 2018, 2017 and 2016, respectively.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of loans as of September 30, 2020, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One-to-Four			Construction	Loans to
	Family	Multi-family	Commercial	and Land	financial	Commercial
	Residential	Residential	Real Estate	Development	institutions	Business	Leases	Consumer	Total

	(In Thousands)
Amounts due after September 30, 2020 in:
One year or less	$7,369	$1,910	$5,248	$120,945	$—	$7,248	$69	$9	$142,798
After one year through two years	9,017	639	13,370	74,475	—	3,418	107	18	101,044
After two years through three years	18,230	14,492	2,560	10,000	—	—	—	17	45,299
After three years through five years	15,020	3,121	32,028	11,365	—	1,024	—	52	62,610
After five years through ten years	53,583	9,258	67,961	43,863	6,000	1,226	—	254	182,145
After ten years through fifteen years	22,055	51	13,071	—	—	—	—	254	35,431
After fifteen years	108,598	1,629	5,705	—	—	—	—	—	115,932
Total	$233,872	$31,100	$139,943	$260,648	$6,000	$12,916	$176	$604	$685,259

The following table shows the dollar amount of all loans due after one year from September 30, 2020, as shown in the table above, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total

	(In Thousands)
One-to-four family residential (1)	$180,741	$45,762	$226,503
Multi-family residential	27,523	1,667	29,190
Commercial real estate	84,235	50,460	134,695
Construction and land development	4,143	135,560	139,703
Loans to financial institutions	6,000	—	6,000
Commercial business	1,630	4,038	5,668
Leases	107	—	107
Consumer	591	4	595
Total	$304,970	$237,491	$542,461
(1)	Includes home equity loans and lines of credit.

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

Single-family residential mortgage loans are generally written on standardized documents used by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”). Property valuations of loans secured by real estate are undertaken by independent third-party appraisers approved by the board of directors and are reviewed internally before acceptance. At both September 30, 2020 and September 30, 2019, the Company had no residential real estate loans in portfolio that would be considered subprime loans, which we define as mortgage loans advanced to borrowers who do not qualify for loans bearing market interest rates because of problems with their credit history.  The Bank does not originate and has not in the past originated subprime loans.

We also purchase participation interests in larger balance loans, typically commercial real estate and construction and land development loans, from other financial institutions in our market area. Such participations are reviewed for compliance, are underwritten independently in accordance with our underwriting criteria and are approved before they are purchased by the Management Loan Committee and one of the following: the President’s Committee, the Executive Committee or the full Board, depending upon the dollar amount of the participation interest being purchased. Generally, loan purchases have been without any recourse to the seller, but on occasion we have obtained such provisions. However, we actively monitor the performance of such loans through the receipt of regular updates, including inspection reports, from the lead lender regarding the loan’s performance, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements of the borrower from the lead lender. These loans are subjected to regular internal reviews in accordance with our loan policy.

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

As part of the Bank’s loan policy, we are permitted, to make loans to one borrower and related entities in an aggregate amount of up to 15% of the capital accounts of the Bank which consist of the aggregate of its capital, surplus, undivided profits, capital securities and allowance for loan losses. At September 30, 2020, the Bank’s internal “guidance” limit is $15.0 million to one borrower or borrowing relationship as a threshold. The Bank is permitted to exceed such limit in certain situations subject to the (i) approval of the Board of Directors and (ii) subject to the overall legal/regulatory lending limit which was calculated to be $19.8 million at September 30, 2020. At September 30, 2020, our three largest loans to one borrower and related entities amounted to $18.5 million, $16.0 million and $15.0 million. The largest relationship is with a real estate developer in northern New Jersey and consists of a multi-family residential housing construction project, two commercial real estate loans and a personal line of credit. The second largest relationship consists of a participation interest in a $16.0 million commercial line of credit secured by commercial real estate in central and northern New Jersey. The third largest relationship consists of a participation interest in a construction loan to construct a 30 story, 102 unit mixed-use luxury apartment building in Manhattan, New York. The three relationships are all performing in accordance with contractual terms. For more information regarding these loans, see “-Lending Activities - Construction and Land Development Lending.”

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2020	2019	2018

	(In Thousands)
Loan originations (1)
One-to-four family residential	$45,276	$16,376	$15,366
Multi-family residential	9,256	5,481	17,321
Commercial real estate	11,400	2,347	10,361
Construction and land development	77,224	72,714	58,554
Loans to financial institutions	—	—	6,000
Commercial business	7,199	4,000	15,950
Consumer	108	56	56
Total loan originations	150,463	100,974	123,608
Loans transferred to real estate owned	183	—	1,289
Loan principal repayments and sales	144,944	119,016	90,589
Total loans sold and principal repayments	145,127	119,016	91,878
Increase (decrease) due to other items, net (2)	(2,492)	566	(141)
Net increase (decrease) in loan portfolio	$2,844	$(17,476)	$31,589
(1)	Includes loan participations with other lenders.
(2)	Other items consist of the undisbursed portion of loans in process, deferred fees and the allowance for loan losses.

One-to-Four Family Residential Mortgage Lending. One of the Bank’s primary lending activities continues to be the origination or purchase of loans secured by first mortgages on one-to-four family residential properties located in the Company’s market area. Our single-family residential mortgage loans are obtained through the lending department and branch personnel. The balance of such loans has increased, on a dollar basis, but decreased as a percentage of portfolio basis, from $233.5 million or 66.4% of total loans at September 30, 2016 to $233.9 million, or 34.1% of total loans at September 30, 2020. The percentage of total loans as well as the total amount that such loans have represented of the loan portfolio has decreased as our focus has shifted to the origination of commercial real estate loans and construction and land development loans.

Single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae. We have historically retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate, including our jumbo residential mortgage loans, only selling certain long-term, fixed-rate loans bearing interest rates below certain levels established by the Board. We service all loans that we have originated. We currently offer adjustable-rate mortgage and balloon loans, which are structured as shorter term fixed-rate loans (generally 10 years or less) followed by a final payment of the full amount of the principal due at the maturity date. Due to the interest rate environment, originations of such loans have been limited in recent years. At September 30, 2020, $47.7 million, or 20.4%, of our one-to-four family residential loan portfolio consisted of adjustable-rate loans, including hybrid loans. We also originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20 or 30 years, for resale in the secondary market.

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

Our single-family residential mortgage loans also include home equity loans and lines of credit, which amounted to $3.3 million and $7.8 million, respectively, at September 30, 2020. The unused portion of home equity lines was $5.9 million at such date. Our home equity loans are fully amortizing and have terms to maturity of up to 20 years. While home equity loans also are secured by the borrower’s residence, we generally obtain a second mortgage position on these loans. Our lending policy requires that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of a maximum 80% or less at time of origination, although the preponderance of our home equity loans have combined loan-to-value ratios of 75% or less at time of origination. We also offer home equity revolving lines of credit with interest tied to the Wall Street Journal prime rate plus a stipulated margin. Generally, we have a second mortgage on the borrower’s residence as collateral on our home equity lines. In addition, our home equity lines generally have loan-to-value ratios (combined with any loan secured by a first mortgage) of 75% or less at time of origination. Our customers may apply for home equity lines as well as home equity loans at any banking office. While there has been decline in some collateral values due to the continued weak real estate market, we believe our conservative underwriting guidelines have minimized our exposure in this regard.

Construction and Land Development Lending. We have maintained our emphasis on construction and land development loan originations because construction loans have shorter terms to maturity, provide an attractive yield and generally have either higher fixed interest rates or adjustable interest rates. At September 30, 2020, our construction and loan development loans amounted to $260.6 million, or 38.0% of our total loan portfolio. This amount includes $86.9 million of undisbursed loans in process. The average size of our construction and land development loans, excluding loans to our largest lending relationship, was approximately $2.3 million at September 30, 2020. Our construction loan portfolio has increased substantially since September 30, 2016 when construction loans amounted to $21.8 million or 6.2% of our total loan portfolio.

Other than our loan participations, loans to finance the construction of condominium projects or single-family homes and subdivisions are generally offered to experienced builders in our primary market area with whom we have an established relationship. Residential construction and development loans are offered with terms of up to 36 months although typically the terms are 12 to 24 months. The maximum loan-to-value limit applicable to these loans is 75% of the appraised post construction value and the policy does not require amortization of the principal during the term of the loan. We often establish interest reserves and obtain personal and corporate guarantees as additional security on the construction loans. Interest reserves are used to pay the monthly interest payments during the development phase of the loan and are treated as an addition to the loan balance. Interest reserves pose an additional risk to the Company if it does not become aware of deterioration in the borrower’s financial condition before the interest reserve is fully utilized. In order to help monitor the risk, financial statements and tax returns are obtained from borrowers on an annual basis. Additionally, construction loans are reviewed at least annually pursuant to a third-party loan review. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by approved appraisers or loan inspector warrants. Construction loans are negotiated on an individual basis but typically have floating rates of interest based upon the Wall Street Journal prime rate plus a stipulated margin. Additional fees may be charged as funds are disbursed. In addition to interest payments during the term of the construction loan, we typically require that payments to reduce the principal outstanding be made as units are completed and released. Generally, such principal payments must be equal to 110% of the amount attributable to the acquisition and development of the lot plus 100% of the amount attributable to construction of the individual home. We typically permit a pre-determined limited number of model homes to be constructed on an unsold or “speculative” basis. All other units must be pre-sold before we will disburse funds for construction. Construction loans also include loans to acquire land and loans to develop the basic infrastructure, such as roads and sewers. The majority of the construction loans are secured by properties located in our primary lending area.

Set forth below is a brief description of the five largest construction loans or loan relationships.

The largest construction loan is in the amount of $14.9 million of which $13.6 million had been disbursed as of September 30, 2020. This loan was originated in January 2018 and is a participation interest in a $73.0 million loan participated from another financial institution. The proceeds were used to construct a 30 story, 102-unit mixed use luxury apartment building in Manhattan, New York. The project was approximately 78% complete as of September 30, 2020. The loan is performing in accordance with its contractual terms.

The second largest construction loan is in the amount of $19.4 million of which $3.9 million had been disbursed as of September 30, 2020. This loan was originated in August 2019 and a participation interest of $7.4 million was sold to another financial institution, reducing our position to $12.0 million. The proceeds are being used to construct 90 apartments and 21 townhomes in Philadelphia, Pennsylvania. The project was approximately 7.0% complete as of September 30, 2020. The loan is performing in accordance with its contractual terms.

The third largest construction loan is in the amount of $10.0 million of which $9.9 million had been disbursed as of September 30, 2020. This loan was originated in January 2017. The proceeds are being used to construct 66 residential units and 9,000 square feet of retail space in Jersey City, New Jersey. The project was approximately 99.0% complete as of September 30, 2020. The loan is performing in accordance with its contractual terms.

The fourth largest construction loan is also in the amount of $10.0 million of which $8.8 million had been disbursed as of September 30, 2020. The loan was originated in February 2019 and is a participation interest in a $30.0 million loan purchased from another financial institution. The proceeds are being used to construct a six story building with 214 apartment units in Dover, New Jersey. The project was approximately 98.0% complete as of September 30, 2020. The loan is performing in accordance with its contractual terms.

The fifth largest construction loan is in the amount of $10.0 million of which $8.8 million had been disbursed as of September 30, 2020. This loan was originated in February 2019 and is a participation interest in a $28.0 million loan participated from another financial institution. The proceeds were used to construct a 198 unit residential apartment complex in Warren County, New Jersey. The project was approximately 59.0% complete as of September 30, 2020. The loan is performing in accordance with its contractual terms.

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. Furthermore, because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor.

Multi-Family Residential and Commercial Real Estate Loans. At September 30, 2020, multi-family residential and commercial real estate loans amounted in the aggregate to $171.0 million or 25.0% of the total loan portfolio.

The commercial real estate and multi-family residential real estate loan portfolio consists primarily of loans secured by small office buildings, strip shopping centers, small apartment buildings and other properties used for commercial and multi-family purposes located in the Company’s market area. At September 30, 2020, the average commercial and multi-family real estate loan size was approximately $1.2 million. At September 30, 2020, the largest relationship consists of a participation interest in a $16.0 million commercial real estate loan secured by a 70 unit residential building located in Westfield, New Jersey. The second largest multi-family residential or commercial real estate loan at September 30, 2020 was a $11.5 million fixed-rate loan secured by a 316 unit apartment complex located in East Rutherford, New Jersey with retail space on the first floor. Substantially all of the properties securing the multi-family residential and commercial real estate loans are located in the Company’s primary lending area.

Although terms for commercial real estate and multi-family residential loans vary, our underwriting standards generally allow for terms up to 15 years with loan-to-value ratios of not more than 75%. Most of the loans are structured with balloon payments of 10 years or less and amortization periods of up to 25 years. Interest rates are either fixed or adjustable, based upon designated market indices such as the Wall Street Journal prime rate plus a stipulated margin or, with respect to our multi-family residential loans, the Average Contract Interest Rate for previously occupied houses as reported by the Federal Housing Finance Board. In addition, fees are charged to the borrower at the origination of the loan.

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

In recent years, the Company has shifted its emphasis to originate for portfolio more multi-family residential and commercial real estate loans, due to their higher yields and shorter duration. Although some delinquencies have occured with respect to these types of loans in our portfolio, no losses have been incurred over the past several years.

Commercial Business Loans. At September 30, 2020, commercial business loans amounted to $12.9 million, or 1.9% of our loan portfolio.

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

Consumer Lending Activities. We offer various types of consumer loans such as loans secured by deposit accounts and unsecured personal loans. Consumer loans are originated primarily through existing and walk-in customers and direct advertising. At September 30, 2020, $604,000, or 0.1% of the total loan portfolio consisted of consumer loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans. However, consumer loans have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.

Loans to Financial Institutions. At September 30, 2020, we had one loan in the amount of $6.0 million to a financial institution.

Leases. The Company purchases small business equipment leases through a relationship with a local lender specializing in originating such loans. These leases are purchased based on the remaining cash flow’s present value on an agreed upon yield. This lender provides the servicing for the leases purchased.

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

We account for our impaired loans in accordance with generally accepted accounting principles. An impaired loan generally is one for which it is more likely than not, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, construction and land development and commercial business loans are individually evaluated for impairment on at least a quarterly basis by management. All loans classified as substandard as part of the loan review process or due to delinquency status are evaluated for potential impairment. There were $13.0 million of loans evaluated for impairment as of September 30, 2020 (of which $10.5 million is related to one relationship), consisting of $8.5 million of construction and land development loans, $3.1 million of one-to-four family residential loans and $1.4 million of commercial real estate loans. Although no specific allocations were applied to these loans, there were charge-offs totaling $144,000 incured during fiscal 2020. As of September 30, 2020, there were twenty-one loans totaling $11.4 million designated as special mention loans consisting of eight non-residential real estate loans aggregating $10.0 million and thirteen single-family residential loans aggregating $1.4 million. As of September 30, 2019, there were twenty-one loans totaling $5.5 million designated as special mention loans, consisting of six non-residential real estate loans aggregating $3.7 million and fifteen single-family residential loans aggregating $1.8 million.

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

We review and classify assets on no less frequently than a quarterly basis and the Board of Directors is provided with reports on our classified and criticized assets. We classify assets in accordance with the management guidelines described above. At September 30, 2020 and 2019, we had no assets classified as “doubtful” or “loss” and $13.0 million and $15.5 million, respectively, of assets classified as “substandard.” In addition, there were $11.4 million and $5.5 million of loans designated as “special mention” as of September 30, 2020 and 2019, respectively.

In response to the current situation surrounding the COVID-19 pandemic, the Company is providing assistance to its customers in a variety of ways.   The Company  participated in the Paycheck Protection Program offered under the CARES Act as a Small Business Administration (“SBA”) lender. During the quarter ended June 30, 2020, we had originated 63 requests for Paycheck Protection Program (“PPP”) loans totaling approximately $5.1 million. These loans were sold during the quarter ended September 30, 2020 at a net gain of $111,000.  We are working closely with our loan customers to effectively manage our portfolio through the ongoing uncertainty surrounding the duration, impact and government response to the crisis.

The CARES Act provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. During the year ended September 30, 2020, the Company made COVID-19 pandemic related modifications on 160 loans aggregating to $149.7 million. All of these borrowers had resumed making payments as of September 30, 2020. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. Two participation interests in commercial real estate loans aggregating $10.0 million, or 1.5% of total loans, each entered into a subsequent deferral period during October 2020.  With respect to one of the two loan participations on deferral in the amount of $3.0 million, the Company was granted a put option as an integral part of the purchase of the participation from the lead lender. The Company has notified the lead lender that it is exercising the put option. These deferments were not considered to be TDRs as of September 30, 2020 as all applicable borrowers were current as of December 31, 2019 and the request for the deferments were related to the current economic conditions caused by the COVID-19 pandemic, and not by underlying weaknesses within the respective loans.

Delinquent Loans. The following table shows the delinquencies in the loan portfolio as of the dates indicated.

	September 30, 2020				September 30, 2019
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance

	(Dollars in Thousands)
One-to-four family residential	8	$523	20	$2,153	7	$750	20	$3,246
Multi-family residential	—	—	—	—	—	—	—	—
Commercial real estate	2	2,301	4	1,417	—	—	4	1,417
Construction and land development	—	—	5	8,525	—	—	5	8,750
Commercial business	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	2	95	—	—
Total delinquent loans	10	$2,824	29	$12,095	9	$845	29	$13,413
Delinquent loans to total net loans	0.48%		2.06%		0.14%		2.29%
Delinquent loans to total loans	0.41%		1.77%		0.12%		1.89%

Non-Performing Loans and Real Estate Owned. The following table sets forth information regarding non-performing loans and real estate owned. The Company’s general policy is to cease accruing interest on loans which are 90 days or more past due and to reverse all accrued interest. At September 30, 2020, all of the loans listed as 90 or more days past due in the table above were in non-accrual status. At September 30, 2020, the Company had four loans aggregating $5.0 million that were classified as TDRs. As of September 30, 2020, three of such loans aggregating $4.5 million were classified as non-performing and are related to one lending relationship. The remaining TDR is also on non-accrual and consists of a $415,000 loan secured by a single-family property.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal or interest and real estate owned) at the dates indicated. There were no loans more than 90 days delinquent as to principal and/or interest and continuing to accrue interest at any of the dates presented in this table.

	September 30,
	2020		2019		2018		2017		2016

	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$3,095	(1)	$3,712	(1)	$3,012	(1)	$5,107	(1)	$4,244	(1)
Commercial real estate	1,417	(1)	1,473	(1)	1,627	(1)	1,566	(1)	1,346	(1)
Construction and land development	8,525	(1)	8,750	(1)	8,750	(1)	8,724	(1)	10,288	(1)
Total non-accruing loans	13,037		13,935		13,389		15,397		15,878
Other real estate owned, net (2)	—		348		1,026		192		581
Total non-performing assets	$13,037		$14,283		$14,415		$15,589		$16,459

Total non-performing loans as a percentage of loans	2.22%		2.38%		2.22%		2.69%		4.56%
Total non-performing loans as a percentage of total assets	1.07%		1.08%		1.24%		1.71%		2.84%
Total non-performing assets as a percentage of total assets	1.07%		1.11%		1.33%		1.73%		2.94%
(1)	Includes at: (i) September 30, 2020, $5.0 million of TDRs that were classified non-performing consisting of two construction and land development loans in the amount of $3.8 million, one one-to-four family loan in the amount of $415,000 and one commercial real estate loans in the amount of $705,000; (ii) September 30, 2019, $5.4 million of TDRs that were classified non-performing consisting of two construction and land development loans in the amount of $4.2 million, one one-to-four family loans aggregating $432,000 and one commercial real estate loan in the amount of $705,000; (iii) September 30, 2018, $5.5 million of TDRs that were classified non-performing consisting of two construction and land development loans in the amount of $4.2 million, two one-to-four family loans aggregating $606,000 and one commercial real estate loan in the amount of $712,000; (iv) September 30, 2017, $5.7 million of TDRs that were classified non-performing consisting of a $3.6 million construction and land development loan, a $1.4 million one-to-four family loan and five commercial real estate loans aggregating $1.6 million; (v) September 30, 2016, $5.7 million of TDRs that were classified non-performing consisting of a $3.6 million construction and land development loan, a $1.4 million one-to-four family loan and a $729,000 commercial real estate loan.
(2)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Interest income on non-accrual loans is recognized on the cash basis until either the loan is paid-in full or the Bank determines after a significant payment history has been achieved to warrant the involved loan being classified as a performing loan and being returned to accruing status. There was $13,000 of such interest recognized during fiscal 2020 while there was $123,000, $85,000, $161,000 and $175,000 of such interest recognized for non-accrual loans for fiscal 2019, fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Approximately $748,000 in additional interest income would have been recognized during the year ended September 30, 2020 if these loans had been performing during fiscal 2020.

At September 30, 2020, the Company’s non-performing assets totaled $13.0 million or 1.1% of total assets as compared to $14.3 million or 1.1% of total assets at September 30, 2019. Non-performing assets at September 30, 2020 included five construction loans aggregating $8.5 million, 28 single-family residential loans aggregating $3.1 million, and four commercial real estate loans aggregating $1.4 million. At September 30, 2020, the Company had four loans aggregating $5.0 million that were classified as TDRs, four of which are included in non-performing assets. One TDR is on non-accrual and consists of a $415,000 loan secured by a single-family property. The three remaining TDRs totaling $4.5 million are also classified as non-accrual and are part of a borrowing relationship totaling $10.7 million (after taking into account the $1.9 million write-down recognized during fiscal 2017 related to this borrowing relationship). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower. Subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in September 2017. The Bank has moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings.

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

The carrying value of loans is periodically evaluated and the allowance is adjusted accordingly. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments that differ from those of management. Loans acquired from Polonia Bancorp amounted to $160.8 million for which there is no allowance for loan losses because these loans were recorded at fair value upon completion of the merger. A general credit mark of $2.3 million was recorded in connection with completion of the acquisition and is being amortized over 30 years. As of September 30, 2020, our allowance for loan losses of $8.3 million was 1.4% of total loans receivable and 63.7% of non-performing loans.

Charge-offs on loans totaled $144,000 and $38,000 for the years ended September 30, 2020 and 2019, respectively. Management has taken a prudent approach in writing down all substandard loans to the net realizable value of the applicable underlying collateral.

Management will continue to monitor and modify the allowance for loan losses as conditions dictate. However, based on its comprehensive analysis, management believes that the amount maintained in the allowance for loan losses as of September 30, 2020 is adequate to absorb probable losses inherent in the portfolio. No assurances can be given that the level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

The following table shows changes in the allowance for loan losses during the periods presented.

	At or For the Year Ended September 30,
	2020	2019	2018	2017	2016

	(Dollars in Thousands)
Total loans outstanding at end of period	$685,259	$708,233	$665,391	$652,607	$351,891
Average loans outstanding	583,367	587,102	588,493	487,999	327,877
Allowance for loan losses, beginning of period	5,393	5,167	4,466	3,269	2,930
Provision for loan losses	3,025	100	810	2,990	225
Charge-offs:
One-to-four family residential	3	7	114	140	11
Multi-family residential and commercial real estate	—	—	—	—	—
Commercial business	15	—	—	—	—
Construction and land development	—	—	12	1,819	—
Leases	—	31	—	—	—
Consumer	126	—	11	16	—
Total charge-offs	144	38	137	1,975	11
Recoveries on loans previously charged off	29	164	28	182	125
Allowance for loan losses, end of period	$8,303	$5,393	$5,167	$4,466	$3,269

Allowance for loan losses as a percent of total loans	1.39%	0.91%	0.85%	0.78%	0.94%
Allowance for loan losses as a percent of non-performing loans	63.68%	38.70%	38.59%	29.01%	20.59%
Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.02%	(0.02)%	0.02%	0.37%	(0.03)%

The following table shows how the allowance for loan losses is allocated by type of loan at each of the dates indicated.

	September 30,
	2020		2019		2018		2017		2016
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		as a % of		as a % of		as a % of		as a % of		as a % of
	Amount of	Total	Amount of	Total	Amount of	Total	Amount of	Total	Amount of	Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans

	(Dollars in Thousands)
One-to-four family residential	$1,877	34.1%	$1,002	38.0%	$1,325	48.8%	$1,241	53.8%	$1,624	66.4%
Multi-family residential	460	4.5%	315	4.3%	347	5.2%	205	3.3%	137	3.5%
Commercial real estate	1,989	20.4%	1,257	18.1%	1,154	18.0%	1,201	19.6%	859	22.7%
Construction and land development	2,888	38.0%	2,034	35.8%	1,554	24.1%	1,358	22.2%	318	6.2%
Commercial business	194	1.9%	206	2.8%	187	2.7%	4	0.1%	1	—%
Loans to financial institutions	89	0.9%	63	0.8%	64	0.9%	—	—%	—	—%
Leases	3	0.1%	5	0.1%	18	0.2%	23	0.7%	21	0.9%
Consumer	6	0.1%	13	0.1%	17	0.1%	24	0.3%	10	0.3%
Unallocated	797	—	498	—	501	—	410	—	299	—
Total allowance for loan losses	$8,303	100.0%	$5,393	100.0%	$5,167	100.0%	$4,466	100.0%	$3,269	100.0%

The aggregate allowance for loan losses increased by $2.9 million from September 30, 2019 to September 30, 2020, due to a provision of $3.0 million combined with a net charge off of $115,000 recorded during the period. The aggregate allowance for loan losses increased by $226,000 from September 30, 2018 to September 30, 2019, due to a provision of $100,000 combined with a net recovery of $126,000 recorded during the period. Fluctuations in the allowance may occur based on management’s consideration of the known and inherent losses in the loan portfolio that are reasonably estimable as well as current qualitative and quantitative risk factors at the time of the analysis.

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

At September 30, 2020, the investment and mortgage-backed securities portfolio amounted to $443.2 million or 36.2% of total assets at such date. The largest component of the securities portfolio as of September 30, 2020 consisted of mortgage-backed securities which amounted to $240.4 million or 54.2% of the securities portfolio at September 30, 2020. In addition, we invest in corporate debt, state and political subdivisions, U.S Government and agency obligations and to a significantly lesser degree, other securities.

The securities are classified at the time of acquisition as available for sale, held to maturity or trading. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held-to-maturity securities are accounted for based upon the amortized cost of the security. Available-for-sale securities can be sold at any time based upon needs or market conditions. Available-for-sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income. At September 30, 2020, the Company had $22.9 million of investment and mortgage-backed securities classified as held to maturity, $420.3 million of investment and mortgage-backed securities classified as available for sale and no securities classified as trading securities. At September 30, 2020, we had no investments in a single issuer other than securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.

The following table sets forth certain information relating to the investment and mortgage-backed and equity securities portfolios at the dates indicated.

	September 30,
	2020		2019		2018
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In Thousands)
Mortgage-backed securities - U.S. Government agencies	$230,647	$240,659	$367,154	$375,818	$199,229	$193,133
U.S. Government and agency obligations	23,241	23,630	68,309	68,207	59,062	54,445
Corporate debt securities	78,764	81,783	67,360	69,539	75,622	73,083
State and political subdivisions	97,175	98,622	68,383	68,765	42,652	41,416
Total debt securities	429,827	444,694	571,206	582,329	376,565	362,077
Equity securities	6	51	6	95	6	37
Total investment and mortgage-backed securities	$429,833	$444,745	$571,212	$582,424	$376,571	$362,114

The following table sets forth the amortized cost of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2020.

	Amounts at September 30, 2020 Which Mature In
			Over		Over Five
	One Year	Weighted	One Year	Weighted	Years	Weighted	Over	Weighted		Weighted
	or	Average	Through	Average	Through	Average	Ten	Average		Average
	Less	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield	Total	Yield

	(Dollars in Thousands)
Bonds and other debt securities:
U.S. Government and agency obligations	$—	—	$—	—	$1,000	4.44%	$22,241	2.70%	$23,241	2.79%
Mortgage-backed securities	—	—	6	4.18%	107	3.25%	230,534	2.76%	230,647	2.76%
Corporate debt securities	—	—	28,495	4.46%	50,269	4.62%	—	—	78,764	4.56%
State and political subdivisions	—	—	5,739	2.89%	8,498	3.04%	82,938	3.36%	97,175	3.30%
Total	$—	—	$34,240	4.36%	$59,874	3.62%	$335,713	3.16%	$429,827	3.26%

The following table sets forth the purchases and principal repayments of our mortgage-backed securities at amortized cost during the periods indicated.

	At or For the Year Ended September 30,
	2020	2019	2018

	(Dollars in Thousands)
Mortgage-backed securities at beginning of period	$367,154	$199,229	$126,459
Purchases of mortgage-backed securities available for sale	56,472	221,606	98,128
Sale of mortgage-backed securities available for sale	(85,978)	(33,149)	(4,840)
Maturities and repayments	(108,569)	(22,443)	(20,411)
Amortizations of premiums and discounts, net	1,568	1,911	(107)
Mortgage-backed securities at end of period	$230,647	$367,154	$199,229
Weighted average yield at end of period	2.78%	3.15%	2.97%

Sources of Funds

General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At September 30, 2020 65.0% of the funds deposited with the Bank were in core deposits, which are deposits other than certificates of deposit.

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

At September 30, 2020, jumbo cds (certificates of deposit of $100,000 or more) amounted to $178.2 million, of which $121.4 million are scheduled to mature within twelve months subsequent to such date. At September 30, 2020, the weighted average remaining period until maturity of the certificate of deposit accounts was 11.3 months. During fiscal 2020, jumbo cds from government agencies and other financial institutions and brokered deposits, were utilized to fund growth.

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	September 30,
	2020		2019		2018
		% of Total		% of Total		% of Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(Dollars in Thousands)
Certificate accounts:
Less than 1.00%	$95,739	12.42%	$14,341	1.86%	$57,843	7.76%
1.00% - 1.99%	66,034	8.57%	180,761	23.45%	264,535	35.49%
2.00% - 2.99%	75,206	9.75%	284,909	36.96%	222,617	29.86%
3.00% - 3.40%	32,631	4.23%	33,172	4.30%	18,825	2.53%
Total certificate accounts	$269,610	34.97%	$513,183	66.57%	$563,820	71.90%

Transaction accounts:
Savings	$224,435	29.11%	$81,874	10.62%	$91,489	12.27%
Checking:
Non-interest-bearing	30,002	3.89%	15,974	2.07%	13,620	1.83%
Interest-bearing	135,797	17.61%	58,647	7.61%	49,209	6.60%
Money market	111,105	14.41%	75,766	9.83%	66,120	8.87%
Total transaction accounts	$501,339	65.03%	$232,261	30.13%	$220,438	28.10%
Total deposits	$770,949	100.00%	$745,444	96.69%	$784,258	105.21%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended September 30,
	2020			2019			2018
			Average			Average			Average
	Average	Interest	Rate	Average	Interest	Rate	Average	Interest	Rate
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

	(Dollars in Thousands)
Savings	$83,757	$38	0.05%	$88,049	$124	0.14%	$105,665	$66	0.06%
Interest-bearing checking and money market accounts	245,421	2,045	0.83%	125,148	899	0.72%	121,954	247	0.20%
Certificate accounts	413,308	8,819	2.13%	555,004	12,137	2.19%	454,554	7,073	1.56%
Total interest-bearing deposits	742,486	$10,902	1.47%	768,201	$13,160	1.71%	682,173	$7,386	1.08%

Non-interest-bearing deposits	22,966			15,493			12,416
Total deposits	$765,452		1.42%	$783,694		1.68%	$694,589		1.06%

The following table shows the deposit cash flows during the periods indicated.

	Year Ended September 30,
	2020	2019	2018

	(In Thousands)
Deposits made	$2,110,071	$1,302,749	$894,105
Withdrawals	(2,089,115)	(1,346,326)	(749,331)
Interest credited	4,549	4,763	3,502
Total (decrease) increase in deposits	$25,505	$(38,814)	$148,276

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at September 30, 2020.

	Maturing in the 12 Months Ending September 30,
Certificates of Deposit	2021	2022	2023	Thereafter	Total

	(In Thousands)
Less than 1.00%	$86,633	$5,131	$1,658	$2,317	$95,739
1.00% - 1.99%	41,119	13,094	6,102	5,719	66,034
2.00% - 2.99%	41,192	24,337	6,477	3,200	75,206
3.00% - 3.40%	1,610	779	16,152	14,090	32,631
Total certificate accounts	$170,554	$43,341	$30,389	$25,326	$269,610

The following tables show the maturities of our certificates of deposit of $100,000 or more at September 30, 2020, by time remaining to maturity.

		Weighted
Quarter Ending:	Amount	Avg Rate

	(Dollars in Thousands)
December 31, 2020	$73,425	0.64%
March 31, 2021	23,819	1.71%
June 30, 2021	13,981	1.74%
September 30, 2021	10,150	1.04%
After September 30, 2021	56,864	2.27%
Total certificates of deposit with balances of $100,000 or more	$178,239	1.41%

Borrowings. From time to time we utilize advances from the FHLB of Pittsburgh as an alternative to retail deposits to fund the operations as part of the operating and liquidity strategy. See “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. These FHLB advances are collateralized primarily by certain mortgage loans and mortgage-backed securities and secondarily by an investment in capital stock of the FHLB of Pittsburgh. There are no specific credit covenants associated with these borrowings. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Pittsburgh will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB of Pittsburgh. At September 30, 2020, the Company had $285.3 million in outstanding advances with the FHLB, and had the ability to obtain additional advances in the amount of $103.4 million. The Bank utilized the FHLB advances to fund an investment leverage strategy along with funding growth in the loan and investment portfolios.

The following table shows certain information regarding short-term borrowings (one year or less) at or for the dates indicated:

	At or For the Year Ended September 30,
	2020	2019	2018

	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$66,735	$31,158	$18,933
Maximum amount outstanding at any month-end during the period	115,000	90,000	30,200
Balance outstanding at end of period	25,000	90,000	10,000
Average interest rate during the period	1.58%	2.53%	1.81%
Weighted average interest rate at end of period	0.39%	2.32%	2.31%

The following table shows certain information regarding long-term borrowings at or for the dates indicated:

Lomg-term FHLB advances:	Maturity Range		Weighted Average	Stated Interest Rate Range		At September 30,
Description	from	to	Interest Rate	from	to	2020	2019

						(Dollars in Thousands)
Fixed Rate - Advances	9-Oct-20	21-May-24	2.55%	1.42%	3.23%	$244,286	$256,654
Fixed Rate - Amortizing	26-Oct-20	15-Aug-23	2.83%	1.94%	3.11%	15,967	30,250
Total						$260,253	$286,904

Subsidiaries

The Company has only one direct subsidiary: Prudential Bank. The Bank’s sole subsidiary as of September 30, 2020 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered corporation established to hold investment securities. As of September 30, 2020, PSB had assets of $266.7 million primarily consisting of mortgage-backed and investment securities. We may consider the establishment of one or more additional subsidiaries in the future.

Employees and Human Capital Resources

At September 30, 2020, we had 91 full-time employees, and two part-time employees. None of such employees are represented by a collective bargaining group, and we believe that the Company’s relationship with its employees is good. We believe our ability to attract and retain employees is a key to the Bank’s success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas.

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

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

●	A new independent consumer financial protection bureau was established, the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

●	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.
●	The prohibition on payment of interest on demand deposits was repealed.
●	Deposit insurance on most accounts increased to $250,000.
●	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.
●	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Prudential Bancorp:

●	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.
●	The SEC is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.
●	Public companies are now required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.
●	A separate, non-binding shareholder vote is now required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.
●	Securities exchanges are now required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors and executive compensation matters.
●	Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.
●	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.
●	Item 402 of Regulation S-K promulgated by the SEC will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.
●	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

Effective July 1, 2016 the FDIC adopted changes that eliminated its risk-based premium system. The FDIC assesses deposit insurance premiums on the assessment base of a depository institution, which is their average total asset reduced by the amount of its average tangible equity. For a small institution (one with assets of less than $10 billion) that has been federally insured for at least five years, effective July 1, 2016, the initial base assessment rate ranges from 3 to 30 basis points, based on the institution’s CAMELS composite and component ratings and certain financial ratios: its leverage ratio; its ratio of net income before taxes to total assets; its ratio of nonperforming loans and leases to gross assets; its ratio of other real estate owned to gross assets; its brokered deposits ratio (excluding reciprocal deposits if the institution is well capitalized and has a CAMELS composite rating of 1 or 2); its one year asset growth ratio (which penalizes growth adjusted for mergers in excess of 10%); and its loan mix index (which penalizes higher risk loans based on historical industry charge off rates).  The initial base assessment rate is subject to downward adjustment (not below 1.5%) based on the ratio of unsecured debt the institution has issued to its assessment base, and to upward adjustment (which can cause the rate to exceed 30 basis points) based on its holdings of unsecured debt issued by other insured institutions. Institutions with assets of $10 billion or more are assessed using a scorecard method. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The Financing Corporation bonds matured in 2019.

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

Regulatory Capital Requirements. Unless a community bank qualifies and elects to comply with the community bank leverage ratio (the “CBLR”) requirement described below, federal regulations require Federal Deposit Insurance Corporation-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1capital to risk-based assets of 6.0%, a total capital to risk-based assets ratio of 8.0% and a Tier 1 capital to average assets leverage ratio of 4.0%. In addition, in order to make capital distributions and pay discretionary bonuses to executive officers without restriction, an institution must also maintain greater than 2.5% in common equity attributable to a capital conservation buffer.

Effective January 1, 2020, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (the “CBLR”) requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios. The CBLR is equal to Tier 1 capital divided by average total consolidated assets. In order to qualify for the CBLR election, a community bank must (i) have a leverage capital ratio greater than 9 percent, (2) have less than $10 billion in average total consolidated assets, (3) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities and (4) not be an advanced approaches banking organization. A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be “well capitalized” under the prompt corrective action rules. As of September 30,2020, the Bank had not elected to be subject to the CBLR requirement.

The common equity Tier 1 capital component generally consists of retained earnings and common stock instruments. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Under the risk-based capital requirement, “total” capital (a combination of core and “supplementary” capital). The FDIC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

In determining compliance with the risk-based capital requirement, a savings bank is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings bank’s core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets and to 150% for certain acquisition, development and construction loans and more than 90-day past due exposures.

Savings banks must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings banks should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital, as defined by generally accepted accounting principles.

At September 30, 2020, the Bank exceeded all of its regulatory capital requirements, with Tier 1, Tier 1 common equity, Tier 1 (to risk-weighted assets) and total risk-based capital ratios of 10.51%, 16.88%, 16.88% and 18.08%, respectively.

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

Department Capital Requirements. The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At September 30, 2020, the Bank’s capital ratios exceeded each of its capital requirements.

Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations(and does not take into account the potential determination to elect to use the CBLR.

	Total	Tier 1	Tier 1	Tier 1
	Risk-Based	Risk-Based	Common Equity	Leverage
Capital Category	Capital	Capital	Capital	Capital
Well capitalized	10% or more	8% or more	6.5% or more	5% or more
Adequately capitalized	8% or more	6% or more	4.5% or more	4% or more
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%

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

At September 30, 2020, the Bank was deemed to be a “well capitalized” institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

Summary of Capital Positions. The table below sets forth the Company and the Bank’s capital position relative to its respective regulatory capital requirements at September 30, 2020.

			To Be
			Well Capitalized
			Under Prompt
		Required for Capital	Corrective
		Adequacy	Action
	Ratio	Purposes	Provisions

September 30, 2020:
Tier 1 capital (to average assets)
Company	10.34%	N/A	N/A
Bank	10.51%	4.0%	5.0%
Tier 1 Common (to risk-weighted assets)
Company	17.21%	N/A	N/A
Bank	16.88%	4.5%	6.5%
Tier 1 capital (to risk-weighted assets)
Company	17.21%	N/A	N/A
Bank	16.88%	6.0%	8.0%
Total capital (to risk-weighted assets)
Company	18.41%	N/A	N/A
Bank	18.08%	8.0%	10.0%

September 30, 2019:
Tier 1 capital (to average assets)
Company	10.89%	N/A	N/A
Bank	10.49%	4.0%	5.0%
Tier 1 Common (to risk-weighted assets)
Company	18.43%	N/A	N/A
Bank	18.10%	4.5%	6.5%
Tier 1 capital (to risk-weighted assets)
Company	18.43%	N/A	N/A
Bank	18.10%	6.0%	8.0%
Total capital (to risk-weighted assets)
Company	19.27%	N/A	N/A
Bank	18.94%	8.0%	10.0%
(1)	The Company is not subject to the regulatory capital ratios imposed by Basel III on bank holding companies because the Company was deemed to be a small bank holding company as of September 30, 2020.

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

In January 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged. The comment period ended in February 2010. As of September 30, 2020, a final rule has not been adopted.

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

Community Reinvestment Act. All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. The Bank received a “needs to improve” Community Reinvestment Act rating in its most recently completed examination.

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At September 30, 2020, the Bank was in compliance with this requirement.

Federal Reserve Board. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Department. At September 30, 2020, the Bank was in compliance with these reserve requirements. On March 15, 2020, the Federal Reserve Board reduced reserve requirement to 0% effective as of March 26, 2020, which eliminated reserve requirements for all depository institutions.

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

Regulatory Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board’s capital adequacy guidelines for bank holding company, on a consolidated basis, are similar to those imposed on the Bank by the FDIC. See “-Regulation of Prudential Savings Bank - Capital Requirements.” Moreover, certain of the bank holding company capital requirements promulgated by the Federal Reserve Board in 2013 became effective as of January 1, 2016. Those requirements establish four minimum capital ratios that Prudential Bancorp had to comply with as of that date as set forth in the table below. However, in May 2016, amendments to the Federal Reserve Board’s SBHC Policy became effective which increased the asset threshold to qualify to utilize the provisions of the SBHC Policy from $500 million to $1.0 billion. Subsequently, as part of the 2018 Act, the threshold was increased to $3.0 billion. Bank holding companies which are subject to the SBHC Policy are not subject to compliance with the regulatory capital requirements set forth in the table below until they exceed $3.0 billion in assets. As a consequence, as of September 30, 2020, Prudential Bancorp was not required to comply with the requirements set forth below until such time that its consolidated total assets exceed $3.0 billion or the Federal Reserve Board determines that Prudential Bancorp is no longer deemed to be a small bank holding company. However, if Prudential Bancorp had been subject to the requirements, it would have been in compliance with such requirements.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of an insured financial institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the insured financial institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the insured financial institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by an insured financial institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 2020, the Bank was in compliance with the above restrictions.

TAXATION

Federal Taxation

General. Prudential Bancorp and the Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. During fiscal 2020, the Internal Revenue Service had concluded an audit of the Company’s tax returns for the year ended September 30, 2016 and no adverse findings were noted. The federal and state income tax returns for taxable years through September 30, 2016 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

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

At September 30, 2020, the total federal pre-1988 reserve was approximately $6.6 million. The reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provisions have been made.

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

State and Local Taxation

Pennsylvania Taxation. Prudential Bancorp is subject to the Pennsylvania Corporate Net Income Tax and the Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2020 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise

Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

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

Risks Related to the COVID-19 Pandemic

The global COVID-19 pandemic has adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and results of operations and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and the actions taken by governmental authorities in response to the pandemic.

The Company believes the worldwide COVID-19 pandemic has negatively affected our business and is likely to continue to do so. The outbreak has caused significant volatility and disruption in the financial markets both in the United States and globally. In our market area, stay-at-home orders and travel restrictions, and similar orders imposed across the United States to restrict the spread of COVID-19, resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and significant layoffs and furloughs. Local jurisdictions have subsequently lifted stay-at-home orders and moved to phased reopening of businesses, although capacity restrictions and health and safety recommendations that encourage continued physical distancing and working remotely have limited the ability of businesses to return to pre-pandemic levels of activity. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could continue to experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of the novel coronavirus, the overall severity of the disease, the duration of the outbreak, the measures that may be taken by various governmental authorities in response to the outbreak (such as continued quarantines and travel restrictions or the re-imposition of such measures) and the possible further impacts on the global economy. The Company's operations may also be disrupted if significant portions of its workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, and the Company has already temporarily limited access to certain of its branches and offices. In response to the pandemic, the Company has also offered fee waivers, payment deferrals, and other expanded assistance to small business and personal lending customers. Future governmental actions may require these and other types of customer-related responses.

The continued spread of COVID-19 and the efforts to contain the virus, including stay-at-home orders and travel restrictions, could, among other things: (1) cause changes in consumer and business spending, borrowing and saving habits, which may affect the demand for loans and other products and services the Company offers, as well as the creditworthiness of potential and current borrowers; (2) cause the Company’s borrowers to be unable to meet existing payment obligations, particularly those borrowers that may be disproportionately affected by business shut downs and travel restrictions, resulting in increases in loan delinquencies, problem assets, and foreclosures; (3) cause the value of collateral for loans, especially real estate, to decline in value; (4) result in the imposition of limitations on the Company’s ability to foreclose on properties during the COVID-19 pandemic; (5) result in the decline in the value of the investment securities portfolio as well as the impairment of the value of investment securities; (6) reduce the availability and productivity of the Company’s employees; (7) require the Company to increase its allowance for loan losses; (8) cause the Company’s vendors and counterparties to be unable to meet existing obligations to the Company; (9) adversely impact the business and operations of third-party service providers that perform critical services for our business; (10) impede our ability to close mortgage loans, if appraisers and title companies are unable to perform their functions; and (11) and reduce the net worth and liquidity of loan guarantors, impairing their ability to honor commitments to us.

The Company’s operations substantially depend on the management skills of the Company’s senior management and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the COVID-19 pandemic could harm the Company’s ability to operate its business or execute its business strategy. The Company may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the above events could have a material, adverse effect on the Company’s business, financial condition, and results of operations.

Risks Related To Our Lending Activities

Our non-performing assets expose us to increased risk of loss.

At September 30, 2020, we had total non-performing assets of $13.0 million, or 1.07% of total assets as compared to $14.3 million or 1.11% of total assets as of September 30, 2019. Our non-performing assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans and no interest income is recognized until the loan is performing and the financial condition of the borrower supports recording interest income on a cash basis. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of the Bank. Finally, if our estimate of the allowance for loan losses is inaccurate, we will have to increase the allowance accordingly. At September 30, 2020, our allowance for loan losses amounted to $8.3 million, or 1.4% of total loans and 63.7% of non-performing loans, compared to $5.4 million, or 0.9% of total loans and 38.7% of non-performing loans at September 30, 2019.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings

When we loan money, we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to pay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. Weakness in the national economy and the economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions, resulting in the increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary banking regulators, the Department and the FDIC, as part of their examination process, which may result in the establishment of an additional provision based upon the judgment of such agencies after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 1.4% of total loans and 63.7% of non-performing loans at September 30, 2020. Our allowance for loan losses at September 30, 2020 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require an increased provision to replenish the allowance, which would negatively affect earnings.

Our existing residential mortgage loans exposes us to lending risks, and the geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

At September 30, 2020, $233.9 million, or 34.1% of our loan portfolio, was secured by one-to-four family real estate. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in our local housing market that occurred in the recent past in many cases reduced the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Real estate values are affected by various factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies and natural disasters. Future weakness in economic conditions also could result in reduced loan demand and a decline in loan originations. In particular, a significant decline in real estate values would likely lead to a decrease in new construction, commercial real estate and residential mortgage loan originations and increased delinquencies and defaults in our real estate loan portfolio.

Our increased emphasis on originating construction and land development and commercial real estate loans may expose us to increased lending risks.

At September 30, 2020, $260.6 million, or 38.0%, of our loan portfolio consisted of construction and land development loans, and $139.9 million, or 20.4%, of our loan portfolio consisted of commercial real estate loans. Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied residential real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. Likewise, commercial real estate loans generally expose a lender to a greater risk of loss than one-to-four family residential loans. Repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the property or business to cover operating expenses and debt service. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Changes in economic conditions that are out of the control of the borrower and lender could impact the value of the security for the loan, the future cash flow of the involved property, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. Additionally, any decline in real estate values may be more pronounced with respect to commercial real estate properties than residential properties. Also, many of construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

In recent periods, the majority of our non-performing assets have related to construction loans. At September 30, 2020, five construction loans aggregating $8.5 million were considered non-performing and on non-accrual status. All of these construction loans were related to one lending relationship consisting of nine loans with a total principal balance outstanding of $10.5 million, all of which were deemed non-performing as of such date.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the FDIC, the FRB and the Office of the Comptroller of the Currency (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of commercial real estate and multi-family loans represents 327.1% of the Bank’s total risk-based capital at September 30, 2020.

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

●	Loan delinquencies may increase;
●	Problem assets and foreclosures may increase;
●	Demand for our products and services may decline;
●	The carrying value of our other real estate owned may decline; and
●	Collateral for loans made by us, especially real estate, may continue to decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans.

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

Risks Related to Market Interest Rates

A significant percentage of our assets is invested in securities which typically have a lower yield than our loan portfolio.

Our results of operations are substantially dependent on our net interest income. At September 30, 2020, $562.5 million or 46.0 % of our assets was invested in investment securities, certificates of deposit, cash and amounts due from banks. These investments yield substantially less than the loans we hold in our portfolio. The weighted average yield on such assets for the year ended September 30, 2020 was 2.82% as compared to 4.31% for loans. Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets consisted of loans. In addition, at September 30, 2020, $420.4 million, or 94.8% of our investment securities, are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the material size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.

While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest margin and net interest income, we may not be able to increase originations of loans that are acceptable to us.

Higher interest rates would hurt our profitability

Management is unable to predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, unemployment, monetary policy, domestic and international disorder and instability in domestic and foreign financial markets, and investor and consumer demand. Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of single-family residential loans) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits). The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board (the “FOMC”), and market interest rates. The FOMC lowered the federal funds rate to near zer percent in 2020.

A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates (or, if adjustable, are initially fixed for periods of five to 10 years) and longer terms than our deposits and borrowings. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. As a result of our historical focus on the origination of one-to-four family residential mortgage loans, which focus has been emphasized in recent years due to asset quality issues experienced by our construction and land development lending activities, the majority of our loans have fixed interest rates. In addition, a large percentage of our investment securities and mortgage-backed securities have fixed interest rates and are classified as held to maturity. As is the case with many banks and savings institutions, our emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our assets. As of September 30, 2020, 22.1% of our loan portfolio had maturities of 10 years or more. Furthermore, at such date, $358.6 million or 52.3% of the loans due after September 30, 2020 bear adjustable interest rates. At September 30, 2020, 65.0% of our deposits had no stated maturity date and 63.2% consisted of certificates of deposit with maturities of one year or less. This imbalance can create significant earnings volatility because interest rates change over time and are currently at historical low levels. As interest rates increase, our cost of funds will increase more rapidly than the yields on the bulk of our interest-earning assets. In addition, the market value of our fixed-rate assets for example, our investment and mortgage-backed securities portfolios, would decline if interest rates increase. For example, we estimate that as of September 30, 2020, a 200 basis point increase in interest rates would have resulted in our net portfolio value declining by approximately $8.5 million or 1.3%. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts.

The fair value of our investment securities can fluctuate due to market conditions outside of our control.

As of September 30, 2020, the fair value of our investment securities portfolio was approximately $420.4 million. We have historically taken a conservative investment strategy, with concentrations of securities that are backed by government sponsored enterprises. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

Risks Related to Laws and Regulations

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

The final rule includes new minimum risk-based capital and leverage ratios, which were effective for us on January 1, 2016, and refines the definition of what constitutes “capital” for calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. Prudential Savings elected to opt out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating its regulatory capital requirements. The final rule also establishes a “capital conservation buffer” of 2.5%. As a result, the Banks minimum capital ratios are as follows: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began being phased-in January 2016 at 0.625% of risk-weighted assets and become fully phased in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. We are in compliance with these requirements as of September 30, 2020.

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

Risks Related to Our Business and Industry Generally

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

Risks Related to Operational Matters

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

Risks Related to Accounting Matters

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

If our intangible assets, including goodwill, are either partially or fully impaired in the future, it would decrease earnings.

We are required to test our goodwill and other identifiable intangible assets for impairment on an annual basis and more regularly if indicators of impairment exist. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similar insured depository institutions. Future impairment testing may result in a partial or full impairment of the value of our goodwill or other identifiable intangible assets, or both. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. However, the recording of such an impairment loss would have no impact on the tangible book value of our shares of common stock or our regulatory capital levels.

Other Risks Related to our Business

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

Legal and regulatory proceedings and related matters could adversely affect us.

We have been and may in the future become involved in legal and regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. There could be substantial costs and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, reputation, or our financial condition and results of our operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently conduct business from our main office and nine banking offices. On January 1, 2017, the Company completed its acquisition of Polonia Bancorp and Polonia Bank, Polonia Bancorp’s wholly owned subsidiary. The acquisition added five banking offices to our existing properties. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at September 30, 2020.

			Net Book Value
		Date of	of Property and
		Lease	Leasehold	Amount of
Description/Address	Leased/Owned	Expiration	Improvements	Deposits

			(In Thousands)
Main Office	Owned	N/A	$120	$418,505
1834 West Oregon Avenue
Philadelphia, PA 19145

Huntingdon Valley Executive Office	Owned	N/A	2,960	31,310
3993 Huntingdon Pike
Huntingdon Valley, PA 19006

Broad Street Financial Center	Owned	N/A	161	49,621
1722 South Broad Street
Philadelphia, PA 19145

Pennsport Financial Center	Owned	N/A	12	38,382
238A Moore Street
Philadelphia, PA 19148

Drexel Hill Financial Center	Leased	Sep-21	14	91,586
1270 Township Line Road
Drexel Hill, PA 19026

Center City Financial Center	Leased	Oct-22	64	15,955
1500 JFk Boulevard
Philadelphia, PA 19103

Alleghney Financial Center	Owned	N/A	786	47,387
2644-56 E Alleghney Avenue
Philadelphia, PA 19134

Spring Garden Financial Center	Owned	N/A	1,387	44,615
2133-35 Spring Garden Street
Philadelphia, PA 19130

Richmond Financial Center	Owned	N/A	208	5,225
4800 Richmond Street
Philadelphia, PA 19137

Frankford Financial Center	Owned	N/A	389	28,363
8000 Frankford Avenue
Philadelphia, PA 19136

Total			$6,101	$770,949

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

The discovery phase of litigation has concluded. A mediation was conducted on September 24, 2020, which did not result in a settlement.  Currently, the parties have each filed motions for summary judgment with the Court where final responses to each of the motions  is due in January 2021.  A pretrial conference with the Court will be conducted at some point after that date.

Given the stage of the case and pending motions, we are unable to determine the likelihood of an unfavorable outcome at this time. The Bank, however, intends to vigorously defend against all claims.

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

On August 26, 2019, the Bank filed a motion to dismiss a number of the claims filed by the Trustee. The Court granted the motion in many respects but allowed the Trustee to amend.  The Trustee thereafter filed an amended complaint where the Bank filed a motion to dismiss the amended complaint. The Trustee then filed  a response to the motion. The parties thereafter entered into settlement discussions where an agreement in principal has been reached with terms favorable to the Bank. The parties are in the midst of drafting the settlement agreement.

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

On August 26, 2019, the Bank filed a motion to dismiss a number of the claims filed by the Trustee. The Court granted the motion in many respects but allowed the Trustee to amend.  The Trustee thereafter filed an amended complaint where the Bank filed a motion to dismiss the amended complaint. The Trustee then filed a response to the motion. The parties thereafter entered into settlement discussions where an agreement in principal has been reached with terms favorable to the Bank. The parties are in the midst of drafting the settlement agreement.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)       Our common stock is traded on the NASDAQ Global Market (NASDAQ) under the symbol “PBIP”. At December 1, 2020, there were approximately 396 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms and banks.

The following table shows the quarterly high and low trading prices of our stock, reported on the NASDAQ Stock Market, and the amount of cash dividends declared per share for each of the quarters in fiscal 2020 and 2019:

			Cash
	Stock Price		dividends
Quarter ended:	High	Low	per share
September 30, 2020	$12.66	$9.53	$0.07
June 30, 2020	14.29	9.90	0.07
March 31, 2020	18.58	10.26	0.50
December 31, 2019	18.59	16.51	0.07

			Cash
	Stock Price		dividends
Quarter ended :	High	Low	per share
September 30, 2019	$18.80	$15.21	$0.05
June 30, 2019	19.57	16.39	0.50
March 31, 2019	18.54	16.34	0.05
December 31, 2018	18.15	13.92	0.05

(b)Not applicable

(c)The Company’s repurchases of equity shares for the fourth quarter of fiscal year 2020 were as follows:

Total Number
of Shares
Purchased as
			Part of	Maximum Number
	Total		Publicly	of Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under Plans or
Period	Purchased	Per Share	Programs (1)	Programs (1)
July 1 - 31, 2020	—	$—	—	407,600
August 1 - 31, 2020	31,929	10.99	31,929	375,671

September 1 - 30, 2020	10,430	10.07	10,430	365,241
	42,359	$10.76	42,359
(1)	On June 18, 2020, the Company announced that the Board of Directors had approved a fourth stock repurchase program authorizing the Company to repurchase up to 407,000 shares of common stock, approximately 5% of the Company’s then outstanding shares.

Item 6. Selected Financial Data

Set forth below is selected financial and other data of Prudential Bancorp. Reference is made to the consolidated financial statements and related notes contained in Item 8 which provide additional information.

	At September 30,
	2020	2019	2018	2017	2016

	(Dollars in Thousands)
Selected Financial and Other Data:
Total assets	$1,223,353	1,289,434	$1,081,170	$899,540	$559,480
Cash and cash equivalents	117,081	47,968	48,171	27,903	12,440
Investment and mortgage-backed securities:
Held-to-maturity	22,860	68,635	59,852	61,284	39,971
Available-for-sale	420,415	512,822	306,187	178,402	138,694
Loans receivable, net	588,300	585,456	602,932	571,343	344,948
Deposits	770,949	745,444	784,258	635,982	389,201
FHLB advances	285,254	376,904	154,683	114,318	50,638
Non-performing loans	13,037	13,936	13,389	15,397	15,878
Non-performing assets	13,037	14,284	14,415	15,589	16,459
Total stockholders’ equity, substantially restricted	129,117	139,611	128,409	136,179	114,002
Banking offices	10	10	10	11	6

	Year Ended September 30,
	2020	2019	2018	2017	2016

	(Dollars in Thousands, except Per Share Data)
Selected Operating Data:
Total interest income	$42,227	$44,040	$34,851	$26,343	$17,483
Total interest expense	19,425	19,289	10,137	5,266	3,326
Net interest income	22,802	24,751	24,714	21,077	14,157
Provision for loan losses	3,025	100	810	2,990	225
Net interest income after provision for loan losses	19,777	24,651	23,904	18,087	13,932
Total non-interest income	8,103	3,094	2,500	2,198	1,337
Total non-interest expense	16,725	16,270	15,639	16,566	11,290
Income before income taxes	11,155	11,475	10,765	3,719	3,979
Income tax expense	1,600	1,945	3,701	941	1,259
Net income	$9,555	$9,530	$7,064	$2,778	$2,720
Basic earnings per share	$1.12	$1.09	$0.80	$0.33	$0.37
Diluted earnings per share	$1.12	$1.07	$0.78	$0.32	$0.36
Dividends paid per common share	$0.71	$0.65	$0.70	$0.12	$0.12
Selected Operating Ratios(1):
Average yield earned on interest-earning assets	3.54%	3.92%	3.77%	3.65%	3.40%
Average rate paid on interest-bearing liabilities	1.79	1.91	1.23	0.82	0.80
Average interest rate spread(2)	1.75	2.01	2.55	2.83	2.60
Net interest margin(2)	1.92	2.20	2.68	2.92	2.75
Average interest-earning assets to average interest-bearing liabilities	109.69	111.46	111.81	111.83	124.28
Net interest income after provision for loan losses to non-interest expense	118.25	151.51	152.85	109.18	123.40
Total non-interest expense to total average assets	1.33	1.38	1.60	2.10	2.11
Efficiency ratio(3)	54.12	58.43	57.47	71.18	72.87
Return on average assets	0.79	0.81	0.72	0.35	0.51
Return on average equity	6.88	7.06	5.45	2.16	2.36
Average equity to average total assets	11.04	11.47	13.28	16.31	21.55

(Footnotes on next page)

	At or For the Year Ended September 30,
	2020	2019	2018	2017	2016
Asset Quality Ratios(4):
Non-performing loans as a percent of total loans receivable(5)	2.22%	2.38%	2.22%	2.69%	4.56%
Non-performing assets as a percent of total assets(5)	1.07	1.11	1.33	1.73	2.94
Allowance for loan losses as a percent of non-performing loans	63.68	38.70	38.59	29.01	20.59
Allowance for loan losses as a percent of total loans	1.39	0.91	0.85	0.78	0.94
Net charge-offs to average loans receivable	0.02	(0.02)	0.02	0.37	(0.03)

Capital Ratios(4) (6):
Tier 1 leverage ratio
Company	10.34%	10.89%	12.51%	14.81%	20.41%
Bank	10.51	10.49	11.86	13.59	18.15

Tier 1 common risk-based capital ratio
Company	17.21	18.43	19.74	23.94	38.57
Bank	16.88	18.10	18.73	21.97	34.36

Tier 1 risk-based capital ratio
Company	17.21	18.43	19.74	23.94	38.57
Bank	16.88	18.10	18.73	21.97	34.36

Total risk-based capital ratio
Company	18.41	19.27	20.58	24.83	39.70
Bank	18.08	18.94	19.56	22.86	35.49
(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
(2)	Average interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.
(5)	Non-performing assets generally consist of all loans on non-accrual, loans which are 90 days or more past due as to principal or interest, and real estate acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure. Non-performing assets and non-performing loans also include loans classified as TDRs due to being recently restructured and placed on non-accrual in connection with such restructuring. The TDRs in most cases are performing in accordance with their restructured terms. It is the Company’s policy to cease accruing interest on all loans which are 90 days or more past due as to interest and/or principal.
(6)	The Company is not subject to the regulatory capital ratios imposed by Basel III on bank holding companies because the Company is deemed to be a small bank holding company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

At September 30, 2020, we had total assets of $1.2 billion, including total net loans of $588.3 million, aggregate investment and mortgage-backed securities of $443.2 million, total deposits of $770.9 million and total stockholders’ equity of $129.1 million.

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

●	Levels of past due, classified, criticized and non-accrual loans, TDRs and loan modifications;
●	Nature and volume of loans;
●	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries and for commercial loans, the level of loans being approved with exceptions to lending policy;
●	Experience, ability and depth of management and staff;
●	National and local economic and business conditions, including various market segments, especially in light of the COVID-19 pandemic on both the national and local economies;
●	Quality of the Company’s loan review system and degree of Board oversight;
●	Concentrations of credit and changes in levels of such concentrations; and
●	Effect of external factors on the level of estimated credit losses in the current portfolio.

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

Investment and Mortgage-Backed Securities Available for Sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of September 30, 2020 or 2019.

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

Commitments

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2020.

	Total	Amount of Commitment Expiration - Per Period
	Amounts	Less than	1-3	3-5	After 5
	Committed	1 Year	Years	Years	Years

	(In Thousands)
Letters of credit	$1,119	$1,119	$—	$—	$—
Lines of credit	40,121	4,556	23,226	507	11,832
Undisbursed portions of loans in process	86,863	19,949	36,238	3,378	27,298
Commitments to originate loans	29,925	29,925	—	—	—
Total commitments	$158,028	$55,549	$59,464	$3,885	$39,130

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at September 30, 2020.

		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years

	(In Thousands)
Certificates of deposit	$269,610	$170,553	$74,937	$24,120	$—
Advances from FHLB	260,254	23,175	169,081	67,998	—
Total long-term debt	529,864	193,728	244,018	92,118	—
Short-term borrowings, FHLB	25,000	25,000	—	—	—
Advances from borrowers for taxes and insurance	2,798	2,798	—	—	—
Operating lease obligations	1,506	210	429	451	416
Total contractual obligations	$559,168	$221,736	$244,447	$92,569	$416

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

	Year Ended September 30,
	2020			2019			2018
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities (1)	$224,716	$6,942	3.09%	$191,214	$6,822	3.57%	$155,154	$4,862	3.23%
Mortgage-backed securities	318,069	9,198	2.89%	300,318	9,561	3.18%	153,056	4,078	2.66%
Loans receivable (2)	583,367	25,140	4.31%	587,102	26,736	4.55%	588,493	25,367	4.31%
Other interest-earning assets	62,509	947	1.51%	45,895	921	2.01%	26,963	544	2.02%
Total interest-earning assets	1,188,661	42,227	3.54%	1,124,529	44,040	3.92%	923,666	34,851	3.77%
Cash and non-interest bearing balances
Non-interest-earning assets	69,492			51,811			51,683
Total assets	$1,258,153			$1,176,340			$975,349
Interest-bearing liabilities:
Savings accounts	$83,757	$38	0.05%	$88,049	$124	0.14%	$105,665	$66	0.06%
Checking and money market accounts	245,421	2,045	0.83%	125,148	899	0.72%	121,954	247	0.20%
Certificate accounts	413,308	8,819	2.13%	555,004	12,137	2.19%	454,554	7,073	1.56%
Total deposits	742,486	10,902	1.47%	768,201	13,160	1.71%	682,173	7,386	1.08%
FHLB advances	341,154	8,523	2.50%	240,739	6,130	2.55%	143,913	2,751	1.91%
Advances from Federal Home Loan Bank
Advances from borrowers for taxes and insurance
Total interest-bearing liabilities	1,083,640	19,425	1.79%	1,008,940	19,290	1.91%	826,086	10,137	1.23%
Non-interest-bearing liabilities:	35,665			32,443			19,702
Non interest-bearing demand accounts
Other liabilities
Total liabilities	1,119,305			1,041,383			845,788
Stockholders' equity	138,848			134,957			129,561
Total liabilities and stockholders' equity	$1,258,153			$1,176,340			$975,349
Net interest-earning assets	$105,021			$115,589			$97,580
Net interest income, interest rate spread		$22,802	1.75		$24,750	2.00%		$24,714	2.55%
Net interest margin (3)			1.92%			2.20%			2.68%
Average interest-earning assets to average interest-bearing liabilities			109.69%			111.46%			111.81%
(1)	Tax-exempt yields have been adjusted to a tax-equivalent basis.
(2)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

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

	2020 vs. 2019				2019 vs. 2018
	Increase (Decrease) Due to				Increase (Decrease) Due to
				Total				Total
			Rate/	Increase			Rate/	Increase
	Rate	Volume	Volume	(Decrease)	Rate	Volume	Volume	(Decrease)

	(In Thousands)
Interest income:
Investment securities	$(915)	$1,195	$(160)	$120	$518	$1,166	$275	$1,959
Mortgage-backed securities	(880)	565	(48)	(363)	795	3,924	765	5,484
Loans receivable, net	(1,421)	(170)	(5)	(1,596)	1,432	(60)	(3)	1,369
Other interest-earning assets	(228)	334	(80)	26	(3)	382	(2)	377
Total interest income	(3,444)	1,924	(293)	(1,813)	2,742	5,412	1,035	9,189
Interest expense:
Savings accounts	(85)	(7)	5	(87)	87	(12)	(17)	58
Checking and money market accounts (interest-bearing and non-interest bearing)	146	862	138	1,146	612	11	28	651
Certificate accounts	(294)	(3,099)	75	(3,318)	2,868	1,564	633	5,065
Total deposits	(233)	(2,244)	218	(2,259)	3,567	1,563	644	5,774
FHLB advances	(116)	2,557	(47)	2,394	913	1,851	615	3,379
Total interest expense	(349)	313	171	135	4,480	3,414	1,259	9,153
Increase (decrease) in net interest income	$(3,095)	$1,611	$(464)	$(1,948)	$(1,738)	$1,998	$(224)	$36

Comparison of Financial Condition at September 30, 2020 and September 30, 2019

The Company had total assets of $1.2 billion at September 30, 2020 compared to $1.3 billion at September 30, 2019.  At September 30, 2020, the investment portfolio had decreased by $138.3 million to $443.2 million as compared to $581.5 million at September 30, 2019 primarily as a result of investment securities sales, calls and paydowns of amortizing mortgage-backed securities.  Net loans receivable increased slightly by $2.8 million to $588.3 million at September 30, 2020 from $585.5 million at September 30, 2019 due primarily to the continued intense competition for quality loans combined with the uncertain economic climate created by the COVID-19 pandemic.  In addition, the Company sold a $14.0 million package of long-term, fixed-rate mortgage loans as part of its strategy to address interest-rate margin compression as well as sold the PPP loans generated in the third quarter of fiscal 2020 as discussed below.

Total liabilities were $1.1 billion at both September 30, 2020 and September 30, 2019.  Deposits increased by $25.5 million to $770.9 million at September 30, 2020 from $745.4 million at September 30, 2019.  The increase was primarily in demand deposit and money market products.  FHLB borrowings decreased by $91.7 million to $285.3 million at September 30, 2020 from $376.9 million at September 30, 2020 as the Company allowed higher costing FHLB borrowings to run-off as they mature in order to reduce its cost of funds.

Total stockholders’ equity decreased by $10.5 million to $129.1 million at September 30, 2020 from $139.6 million at September 30, 2019. The decrease was primarily due to treasury stock purchases, net of stock plan activity, totaling $9.5 million.  During the fiscal year ended September 30, 2020, the Company repurchased 829,388 shares at an average cost of $12.70, which is well below book value per share.  Also contributing to the decrease were dividend payments totaling $6.2 million combined with  an aggregate $4.1 million decrease in the fair market value of interest rate swaps and available for sale securities which significantly reduced other comprehensive income (loss).  The decrease in the fair value of the interest rate swaps was due to the large decrease in market rates of interest during the second and third quarters of fiscal 2020.  These decreases were partially offset by net income of $9.6 million for the fiscal year ended September 30, 2020.

.

Results of Operations for the Years Ended September 30, 2020, 2019 and 2018

General.

2020 vs. 2019. For the fiscal year ended September 30, 2020, the Company recognized net income of $9.6 million, or $1.12 per diluted share, as compared to net income of $9.5 million, or $1.07 per diluted share, for the fiscal year ended September 30, 2019.

2019 vs. 2018. For the fiscal year ended September 30, 2019, the Company recognized net income of $9.5 million, or $1.07 per diluted share, as compared to net income of $7.1 million, or $0.78 per diluted share, for the fiscal year ended September 30, 2018. Fiscal year 2018 results reflected the effect of a $1.8 million non-cash charge in the first quarter of the fiscal year related to the revaluation of the Company’s deferred tax assets due to the enactment of the Tax Cuts and Jobs Act in December 2017 which significantly reduced the corporate income tax rate applicable to the Company.

Net Interest Income.

2020 vs. 2019. For the fiscal year ended September 30, 2020, net interest income was $22.8 million as compared to $24.8 million for fiscal 2019. The decrease primarily was due to a decrease of $1.6 million, or 6.0%, in interest on loans combined with a $136,000 or 0.7% increase in interest expense. The weighted average yield on interest-earning assets decreased by 38 basis points, to 3.54%, for the fiscal year ended September 30, 2020 from 3.92% for fiscal 2019 primarily due to the  reduction in market yields of interest which created downward pressure on our yields in all interest-earning asset categories, in particular commercial real estate and construction loans which generally bear adjustable rates.  The increase in interest expense was due to a $74.7 million increase in the average balance of interest-bearing liabilities used to fund growth during fiscal 2020. The weighted average cost of borrowings and deposits decreased by 12 basis points to 1.79% for fiscal 2020 from 1.91% for fiscal 2019.

2019 vs. 2018. For the fiscal year ended September 30, 2019, net interest income increased by $37,000 to $24.8 million as compared to $24.7 million for fiscal 2018. The $9.2 million, or 26.4%, increase in interest income in fiscal 2019, was offset by a $9.2 million, or 90.3%, increase in interest paid on deposits and borrowings. The increase in interest income was primarily due to the increase in the average balance of earning assets and the emphasis on increased investment in commercial real estate and construction and land development loans. The average balance of interest-earning assets increased by $200.9 million, or 21.8%, from fiscal 2018. The weighted-average yield on interest-earning assets increased by 15 basis points to 3.92% for the fiscal year ended September 30, 2019 from 3.77% for fiscal 2018. The weighted average cost of borrowings and deposits increased to 1.91% during the fiscal year ended September 30, 2019 from 1.23% for fiscal 2018 primarily due to increases in market rates of interest, reflecting in part the competitive market for deposits, particularly time deposits, in the areas in which the Company operates, as well increases in market rates of interest.

Provision for Loan Losses.

2020 vs. 2019. The Company recorded provisions for loan losses of  $3.0 million for the fiscal year ended September 30, 2020, compared to a $100,000 provision for loan losses for fiscal 2019, primarily due to the continued uncertainty associated with the economic effects of the COVID-19 pandemic, especially in light of the increasing level of cases of COVID-19 in recent months, and the potential credit deterioration caused thereby. Minimal delinquencies had occurred as of September 30, 2020 due to the effects of the COVID-19 pandemic. There were no loan deferments outstanding as of September 30, 2020 and all existing deferrals had ended by September 30, 2020 compared to loans on deferral totaling $149.7 million, or 21.6% of total loans at June 30, 2020.  Two participation interests in commercial real estate loans aggregating $10.0 million, or 1.5% of total loans, each entered into a subsequent deferral period during October 2020.  With respect to one of the two loan participations on deferral in the amount of $3.0 million, the Company was granted a put option as an integral part of the purchase of the participation from the lead lender. The Company has notified the lead lender that it is exercising the put option. These deferments were not considered to be TDRs as of September 30, 2020 as all applicable borrowers were current as of December 31, 2019 and the request for the deferments were related to the current economic conditions caused by the COVID-19 pandemic, and not by underlying weaknesses within the respective loans. Notwithstanding the foregoing, the Company believes there is a material risk that credit losses and non-performing assets may increase due to current economic conditions. During the fiscal year ending September 30, 2020, the Company recorded charge offs of  $145,000 and recoveries aggregating $30,000. During the fiscal year ended September 30, 2019, the Company recorded two charge offs amounting to $38,000. Recoveries of  $166,000 were recognized during the fiscal year ended September 30, 2019.

The allowance for loan losses totaled $8.3 million, or 1.4% of total loans and 63.7% of total non-performing loans at September 30, 2020 as compared to $5.4 million, or 0.9% of total loans and 38.7% of total non-performing loans at September 30, 2019. The Company believes that the allowance for loan losses at September 30, 2020 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

2019 vs. 2018. The Company recorded a provision for loan losses of $100,000 for the fiscal year ended September 30, 2019, compared to a provision for loan losses of $810,000 for fiscal 2018 primarily due to the slight decrease in the size of the loan portfolio and to a lesser degree, the recoveries received on previously charged-off loans, partially offset by the shift in the loan portfolio’s composition. During the fiscal year ending September 30, 2019, the Company recorded charge offs amounting to $38,000 and recoveries of $166,000. During the fiscal year ended September 30, 2018, the Company recorded charge offs of $137,000 and recoveries of $28,000.

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

Non-interest Income.

2020 vs. 2019. With respect to the year ended September 30, 2020, non-interest income amounted to $8.1 million compared with $3.1 million for fiscal 2019. The increase experienced in the 2020 period was primarily attributable to the gain on sale of investment securities totaling  $6.0 million compared to gains of totaling $1.1 million during fiscal 2019.  The investment securities sales were consummated to recognize gains in the portfolio in order to take advantage of the historically low interest rate environment which has resulted in significant appreciation in the fair value of such investments.

2019 vs. 2018. With respect to the year ended September 30, 2019, non-interest income amounted to $3.1 million compared with $2.5 million for fiscal 2018. The increase experienced in the 2019 period was primarily attributable to the recognition of gain on sale of investment securities in fiscal the 2019 as compared to a loss incurred on the sale of available-for-sale securities in fiscal 2018. Non-interest income in fiscal 2018 included the recognition of an aggregate of $808,000 of gains resulting from the unwinding of two cash flow hedges.

Non-interest Expense.

2020 vs. 2019. For the fiscal year ended September 30, 2020, non-interest expense increased $660,000 to $16.7 million, compared to in fiscal 2019. The increase was due in large part to the hiring of additional personnel in our lending operations to support our expanded lending activities.  Partially offsetting this increase for the fiscal year ended September 30, 2020 was a decrease in occupancy and advertising expense as the Company maintained its focus on the continued implementation of operating efficiencies. The continued improvement of the Company’s efficiency ratio reflects the success of management’s efforts.  The efficiency ratio for the fiscal year ended September 30, 2020 improved to 54.1% from 58.4% for fiscal 2019.

2019 vs. 2018. For  the fiscal year ended September 30, 2019, non-interest expense increased $631,000, to $16.1 million compared to $15.6 million for fiscal year 2018. The primary reason for the higher level of non-interest expense experienced during the year ended September 30, 2019, as compared to fiscal year 2018, was the hiring of additional personnel for our lending operations and an increase in FDIC deposit insurance expense. In connection with the Bank’s increased emphasis on the origination of commercial real estate and construction and land development loans and the attendant increase in such portfolios, the Bank has expanded its lending department operations. Partially offsetting these increases were decreases in professional fees and occupancy expense as the Company maintained its focus on the continued implementation of operating efficiencies.

Income Tax Expense.

2020 vs. 2019. For the year ended September 30, 2020, the Company recorded income tax expense of $1.6 million, compared to $1.9 million for fiscal 2019. The reduction in income tax expense in fiscal 2020 was primarily due to tax benefits recognized as a result of stock compensation plans.

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

COVID-19 Related Information

As noted above, in response to the current situation surrounding the COVID-19 pandemic, the Company is providing assistance to its customers in a variety of ways.   The Company  participated in the PPP loan program offered under the CARES Act as a Small Business Administration (“SBA”) lender. During the quarter ended June 30, 2020, we had originated 63 requests for PPP loans totaling approximately $5.1 million. These loans were sold during the quarter ended September 30, 2020 at a net gain of $111,000.  No additional PPP loans were originated during the fourth quarter of fiscal 2020. We are working closely with our loan customers to effectively manage our portfolio through the ongoing uncertainty surrounding the duration, impact and government response to the crisis.

The primary method of relief is to allow the borrower to defer their loan payments for three months (and extending the term of the loan accordingly). The CARES Act and regulatory guidelines suspend temporarily the determination of certain loan modifications related to the COVID-19 pandemic from being treated as TDRs. See “Business Lending Activities - Asset Quality” above”.

While the Company’s banking operations were not restricted by the government stay-at-home orders, the Company took steps to protect its employees and customers by providing for remote working for many employees, enhancing cleaning procedures for the Company’s offices, in particular its branch offices, requiring face masks to be worn by employees and maintaining appropriate  social distancing in our offices. The Company continues to assess and monitor the COVID-19 pandemic and will take additional such steps as are necessary to protect its employees and assist its depositor and borrower customers during this difficult time.

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

Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2020, our cash and cash equivalents amounted to $117.1 million. In addition, our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $420.4 million at September 30, 2020.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2020, we had certificates of deposit maturing within the next 12 months amounting to $121.4 million. We anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us unless we determine to lower rates to below those of our competition in order to facilitate the reduction of higher cost deposits during periods when there is excess cash on hand or in order to satisfy our asset/liability goals. There were no deposits as of September 30, 2020 requiring the pledging of collateral.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity requirements should the need arise. As of September 30, 2020, the Bank had $103.4 million of available borrowing capacity from the FHLB of Pittsburgh along with a line of credit that has been established with the Federal Reserve Bank of Philadelphia and a $12.5 million line of credit with Atlantic Community Bankers Bank (“ACBB”). In addition, the Bank has the ability to generate brokered certificates of deposit (and has used such deposits on occasion, including in fiscal 2020).

The Company is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. Sources of capital and liquidity for the Company include distributions from the Bank and the issuance of debt or equity securities. At September 30, 2020, the Company (on an unconsolidated basis) had liquid assets of $1.0 million.

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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2020, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2020, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 12.0% to 32.4%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.5% to 43.0%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from an internal analysis of our accounts up to a maximum of ten years.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities	$31,507	$63,714	$69,828	$107,628	$153,366	$426,043
Loans receivable(2)	169,594	99,265	173,603	70,749	85,186	598,397
Other interest-earning assets (3)	114,300	1,106	498	498	—	116,402
Total interest-earning assets	$315,401	$164,085	$243,929	$178,875	$238,552	$1,140,842

Interest-bearing liabilities:
Savings accounts	$4,748	$13,348	$19,607	$55,957	$130,775	$224,435
Checking and money market accounts	7,440	22,319	21,062	138,641	87,442	276,904
Certificate accounts	36,585	83,975	73,729	75,321	—	269,610
Advances from Federal Home Loan Bank	5,403	22,928	163,924	92,998	—	285,253
Real estate tax escrow accounts	2,798	—	—	—	—	2,798
Total interest-bearing liabilities	$56,974	$142,570	$278,322	$362,917	$218,217	$1,059,000

Interest-earning assets less interest-bearing liabilities	$258,427	$21,515	$(34,393)	$(184,042)	$20,335	$81,842

Cumulative interest-rate sensitivity gap(4)	$258,427	$279,942	$245,549	$61,507	$81,842

Cumulative interest-rate gap as a percentage of total assets at September 30, 2020	21.12%	22.88%	20.07%	5.03%	6.69%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2020	553.59%	240.29%	151.38%	107.32%	107.73%
(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes non-performing loans, gross of the allowance for loan losses and unamortized discounts and deferred loan fees.
(3)	Includes restricted stock in the FHLB of Pittsburgh and ACBB.
(4)	Interest-rate sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of September 30, 2020 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in
Interest Rates				NPV as % of Portfolio
In Basis Points	Net Portfolio Value			Value of Assets
(Rate Shock)	Amount	$Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$152,313	$(118)	(0.08)%	13.30%	0.97%
200	$160,921	$8,490	5.57%	13.61%	1.28%
100	$159,785	$7,354	4.82%	13.19%	0.86%
Static	$152,431	$—	—	12.33%	—
(100)	$148,334	$(4,097)	(2.69)%	11.78%	(0.55)%
(200)	$166,013	$13,582	8.91%	12.96%	0.63%
(300)	$188,616	$36,185	23.74%	14.49%	2.16%

At September 30, 2019, the Company’s NPV was $159.6 million or 12.5% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would have been $133.0 million or 11.0% of the market value of assets, a decline of approximately 16.7%. The change in the NPV ratio or Company’s sensitivity measure was a decrease of 151 basis points.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Exposure to Changes in Interest Rates.”

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Prudential Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Prudential Bancorp, Inc. and subsidiary (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and changes of cash flow for each of the three years in the period ended September 30, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Cranberry Township, Pennsylvania

December 18, 2020

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2020	2019

	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$2,781	$2,395
Interest-bearing deposits	114,300	45,573

Total cash and cash equivalents	117,081	47,968

Certificates of deposit	2,102	2,351
Investment and mortgage-backed securities available for sale at fair value	420,364	512,822
Investment and mortgage-backed securities held to maturity (fair value—September 30, 2020, $24,330; September 30, 2019, $69,507)	22,860	68,635
Equity securities	51	95
Loans receivable—net of allowance for loan losses (September 30, 2020, $8,303; September 30, 2019, $5,393)	588,300	585,456
Accrued interest receivable	4,699	4,549
Real estate owned	—	348
Restricted bank stock—at cost	12,532	16,406
Office properties and equipment—net	7,129	7,206
Bank owned life insurance (BOLI)	32,498	31,841
Deferred income taxes, net	3,902	2,358
Goodwill	6,102	6,102
Core deposit intangible	340	448
Prepaid expenses and other assets	5,393	2,849
TOTAL ASSETS	$1,223,353	$1,289,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
	48.09%	45.40%
LIABILITIES:
Deposits:
Non-interest-bearing	$30,002	$16,949
Interest-bearing	740,947	728,495
Total deposits	770,949	745,444
Advances from Federal Home Loan Bank - Short Term	25,000	90,000
Advances from Federal Home Loan Bank - Long Term	260,253	286,904
Accrued interest payable	3,374	4,328
Advances from borrowers for taxes and insurance	2,798	2,332
Interest rate swap contracts	20,960	11,241
Accounts payable and accrued expenses	10,902	9,574

Total liabilities	1,094,236	1,149,823

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 10,819,006 issued and 8,138,675 outstanding at September 30, 2020; 10,819,006 issued and 8,889,447 outstanding at September 30, 2019	108	108
Additional paid-in capital	118,270	118,384
Treasury stock, at cost: 2,680,331 shares at September 30, 2020 and 1,929,559 shares at September 30, 2019	(39,207)	(29,698)
Retained earnings	52,889	49,625
Accumulated other comprehensive (loss) income	(2,943)	1,192

Total stockholders’ equity	129,117	139,611

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,223,353	$1,289,434

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2020	2019	2018

	(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest and fees on loans	$25,141	$26,737	$25,367
Interest on mortgage-backed securities	9,197	9,561	4,077
Interest and dividends on investments	6,942	6,782	5,015
Interest on interest-bearing deposits	947	960	392

Total interest income	42,227	44,040	34,851

INTEREST EXPENSE:
Interest on deposits	10,902	13,160	7,386
Interest on advances from FHLB - short term	1,056	790	347
Interest on advances from FHLB - long term	7,467	5,339	2,404

Total interest expense	19,425	19,289	10,137

NET INTEREST INCOME	22,802	24,751	24,714

PROVISION FOR LOAN LOSSES	3,025	100	810

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,777	24,651	23,904

NON-INTEREST INCOME:
Fees and other service charges	540	661	668
Gain (loss) on sale of investment and mortgage-backed securities available for sale	5,993	1,057	(376)
Holding (loss) gain on equity securities	(44)	58	—
Gain on sale of loans	488	9	—
Swap (loss) income	(56)	158	1,122
Earnings from bank owned life insurance	656	645	639
Other	526	506	447

Total non-interest income	8,103	3,094	2,500

NON-INTEREST EXPENSES:
Salaries and employee benefits	9,562	8,857	8,273
Data processing	857	789	733
Professional services	1,698	1,460	1,866
Office occupancy	856	968	1,079
Depreciation	484	619	625
Director compensation	246	255	234
Federal Deposit Insurance Corporation deposit insurance premiums	701	472	278
Real estate owned expense	165	81	176
Advertising	186	279	246
Core deposit amortization	108	123	138
Other	1,862	2,162	1,991

Total non-interest expenses	16,725	16,065	15,639

INCOME BEFORE INCOME TAXES	11,155	11,680	10,765

INCOME TAXES:
Current	2,045	2,338	2,429
Deferred (benefit) expense	(445)	(188)	1,272

Total income tax expense	1,600	2,150	3,701

NET INCOME	$9,555	$9,530	$7,064

BASIC EARNINGS PER SHARE	$1.12	$1.09	$0.80

DILUTED EARNINGS PER SHARE	$1.12	$1.07	$0.78

DIVIDENDS PER SHARE	$0.71	$0.65	$0.70

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended September 30,
	2020	2019	2018

	(Dollars in Thousands)

Net income	$9,555	$9,530	$7,064

Unrealized holding gain (loss) on available-for-sale securities	9,141	21,871	(9,077)

Tax effect	(1,920)	(4,593)	1,906

Reclassification adjustment for net securities (gains) losses realized in net income	(5,993)	(1,057)	310

Tax effect	1,259	222	(65)

Unrealized holding (loss) gain on interest rate swaps	(8,382)	(8,952)	599

Tax effect	1,760	1,880	(126)

Reclassification adjustment for gain on interest rate swaps	—	—	(808)

Tax effect	—	—	170

Total other comprehensive income (loss)	(4,135)	9,371	(7,091)

Comprehensive income (loss)	$5,420	$18,901	$(27)

See notes to consolidated financial statements

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity

	(Dollars in Thousands)
BALANCE, September 30, 2017	$108	$118,751	$(26,707)	$44,787	$(760)	$136,179

Net income				7,064		7,064
Other comprehensive loss					(7,091)	(7,091)
Dividends paid ($0.70 per share)				(6,300)		(6,300)
Purchase of treasury stock (223,520 shares)			(4,037)			(4,037)
Treasury stock used for employee benefit plan (202,751 shares)		(1,511)	3,000			1,489
Stock option expense		540				540
Restricted share award expense		565				565
Reclassification due to change in federal tax rate				303	(303)	—

BALANCE, September 30, 2018	108	118,345	(27,744)	45,854	(8,154)	128,409

Net income				9,530		9,530
Other comprehensive income					9,371	9,371
Dividends paid ($0.65 per share)				(5,784)		(5,784)
Purchase of treasury stock (207,543 shares)			(3,648)			(3,648)
Treasury stock used for employee benefit plan (109,634 shares)		(1,154)	1,694			540
Stock option expense		573				573
Restricted shares award expense		620				620
Reclassification for adoption of ASU 2016-01				25	(25)	—
BALANCE, September 30, 2019	108	118,384	(29,698)	49,625	1,192	139,611

Net income				9,555		9,555
Other comprehensive income					(4,135)	(4,135)
Dividends paid ($0.71 per share)				(6,216)		(6,216)
Purchase of treasury stock (829,388 shares)			(10,534)			(10,534)
Treasury stock used for employee benefit plan (78,616 shares)		(811)	1,025			214
Stock option expense		353				353
Restricted shares award expense		344				344
Reclassification for adoption of ASC Topic 842				(75)		(75)

BALANCE, September 30, 2020	$108	$118,270	$(39,207)	$52,889	$(2,943)	$129,117

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2020	2019	2018

	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$9,555	$9,530	$7,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	484	619	625
Net amortization/accretion of premiums/discounts and other amortization	(1,934)	(2,407)	(495)
Earnings on BOLI	(656)	(645)	(639)
Provision for loan losses	3,025	100	810
Accretion of deferred loan fees and costs	(76)	(136)	(72)
(Gain) loss on sale of real estate owned	(99)	46	(45)
(Gain) loss on sale of investment and mortgage-backed securities	(5,993)	(1,057)	376
Write-down of real estate owned	125	75	175
Gain on sale of loans	(488)	(9)	—
Proceeds from the sale of loans	31,774	612	—
Originations of loans held for sale	(12,192)	(603)	—
Share-based compensation expense	697	1,193	1,105
Holding losses (gains) on equity securities	45	(58)	—
Deferred income tax (benefit) expense	(445)	(188)	1,272
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(150)	(724)	(1,000)
Accrued interest payable	(954)	1,096	1,299
Other, net	(430)	543	(172)
Net cash provided by operating activities	22,288	7,987	10,303
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(175,710)	(280,303)	(158,854)
Purchase of investment and mortgage-backed securities held to maturity	(2,500)	(11,849)	(4,480)
Loans originated or acquired	(138,272)	(100,371)	(123,608)
Principal collected on loans	113,170	118,404	90,589
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	48,216	3,002	1,254
Available-for-sale	138,074	24,091	15,015
Redemption (purchase) of certificates of deposit	249	(747)	—
Proceeds from sale of investment and mortgage-backed securities	142,055	75,639	11,052
Proceeds from redemption of FHLB stock	10,905	5,145	5,197
Purchase of FHLB stock	(7,031)	(13,966)	(6,780)
Purchase of BOLI	—	(2,500)	—
Proceeds from sale of real estate owned	505	557	407
Purchases of equipment	(407)	(386)	(260)
Net cash provided by (used in) investing activities	129,254	(183,284)	(170,468)

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended September 30,
	2020	2019	2018
	(Dollars in thousands)
FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, and savings accounts	269,078	11,816	(21,241)
Net (decrease) increase in certificates of deposit	(243,573)	(50,501)	169,821
Net (decrease) increase in FHLB short-term advances	(65,000)	80,000	(10,000)
Proceeds from FHLB advances - long term	—	175,997	93,300
Repayment of FHLB advances - long term	(26,650)	(33,575)	(42,475)
Increase in advances from borrowers for taxes and insurance	466	249	(124)
Cash dividends paid	(6,216)	(5,784)	(6,300)
Purchase treasury stock	(10,534)	(3,108)	(2,548)
Net cash (used in) provided by financing activities	(82,429)	175,094	180,433
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,113	(203)	20,268
CASH AND CASH EQUIVALENTS—Beginning of period	47,968	48,171	27,903

CASH AND CASH EQUIVALENTS—End of period	$117,081	$47,968	$48,171
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid on deposits and advances from FHLB	$20,379	$18,531	$9,601

Income taxes paid	$3,070	$2,409	$2,700

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Loans transferred to other real estate owned	$183	$—	$1,373
Lease adoption:
Right of use lease asset	1,415	—	—
Lease liability	1,536	—	—

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

1.      NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Prudential Bancorp, Inc. (the “Company”) is a Pennsylvania corporation that was incorporated in June 2013 to be the successor corporation of Prudential Bancorp, Inc. of Pennsylvania (“Old Prudential Bancorp”), the former stock holding company for Prudential Bank (the “Bank”), a Pennsylvania-chartered, FDIC-insured savings bank with ten full service branches in the Philadelphia area. The Bank’s primary federal banking regulator is the Federal Deposit Insurance Corporation. The Bank is principally in the business of attracting deposits from its community through its branch offices and investing those deposits, together with funds from borrowings, primarily in loans and investments. The Bank’s sole subsidiary as of September 30, 2020 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered corporation established to hold certain investments. As of September 30, 2020, PSB had total assets of $266.7 million primarily consisting of investment and mortgage-backed securities.

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

Mortgage loans and consumer loans are comprised of large groups of smaller balance homogeneous loans which are evaluated for impairment collectively.  Loans that experience insignificant payment delays, which are defined as delays of less than 90 days, generally are not classified as impaired.  Management determines the significance of payment delays on a case-by-case basis taking into consideration all of the circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.

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

Restricted Bank Stock – Restricted bank stock includes Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”) stock and is classified as a restricted equity security because ownership is restricted and there is no established market for its resale.  FHLB and ACBB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration.

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB.  The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB.

The FHLB of Pittsburgh continues to report net income, continues to declare quarterly cash dividends and had its Aaa bond rating affirmed by Moody’s and its AA+ rating affirmed by Standard and Poor’s during 2020 and remained unchanged as of September 30, 2020. With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2020 or 2019.

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

Dividend Payable – Upon declaration of a dividend, a payable is established with a corresponding reduction to retained earnings at the declaration date. There was no dividend payable as of September 30, 2020 or 2019.  The Company paid $6.2 million, $5.8 million, and $6.3 million in cash dividends during the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

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

Treasury Stock – Common stock held in treasury is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. During the year ended September 30, 2020, the Company repurchased 829,388 shares of common stock at an average price per share of $12.65. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending upon market conditions and other factors over a one-year period or such longer period of time as may be necessary to complete such repurchases.

Comprehensive Income—Management presents in the consolidated statements of comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity. For the fiscal years ended September 30, 2020, 2019 and 2018, the components of comprehensive income were net income, unrealized holding (loss) gain, net of income tax (benefit) expense, on available for sale securities and reclassifications related to realized gains on sale of securities recognized in earnings, net of tax, and unrealized holdings (loss) gain, net of tax, on the fair value of interest rate swaps.  Reclassifications are made to avoid double counting in comprehensive income items which are displayed as part of net income for the period.

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

Interest Rate Swap Agreement-For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of assets and liabilities. Interest rate swaps are contracts in which a series of interest rate flow is exchanged over a prescribed period.  The notional amount on which the interest payments are based is not exchanged.  These swap agreements are derivative instruments and generally convert a portion of the Company’s variable-rate debt to a fixed-rate (cash flow hedge) and convert a portion of its fixed-rate loans to a variable rate (fair value hedge).

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

Recently Adopted Accounting Pronouncements

Effective October 1, 2019, the Company adopted ASU 2016-02 – Leases. This Update and all subsequent ASUs that modified Topic 842 set forth a new lease accounting model for lessors and lessees. For lessees, virtually all leases will have to be recognized on the balance sheet by recording a right-of-use asset and lease liability. Subsequent accounting for leases varies depending on whether the lease is an operating lease or a finance lease. The accounting provided by a lessor is largely unchanged from that applied under the existing guidance. The ASU requires additional qualitative and quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The Update and its related amendments resulted in the recognition, as of October 1, 2019, of operating right-of-use assets totaling $1.5 million and operating lease liabilities totaling $1.6 million. A $75,000 prior period adjustment to retained earnings was recognized as of October 1, 2019. The Company has presented the necessary disclosures in Note 8.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In November 2019, the FASB issued ASU 2019-08, Compensation ‒ Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), which requires entities to measure and classify share-based payments to a customer, in accordance with the guidance in ASC 718, Compensation ‒ Stock Compensation. The amendments in that Update expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and, in doing so, superseded guidance in Subtopic 505-50, Equity ‒ Equity-Based Payments to Non-Employees. The amount that would be recorded as a reduction in revenue would be measured based on the grant date fair value of the share-based payment, in accordance with Topic 718. The grant date is the date at which a supplier and customer reach a mutual understanding of the award’s key terms and conditions. The award’s classification and subsequent measurement would be subject to ASC 718 unless the award is modified or the grantee is no longer a customer. For entities that have not yet adopted the amendments in Update 2018-07, the amendments in this Update are effective for (1) public business entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and (2) other than public business entities in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. For entities that have adopted the amendments in Update 2018-07, the amendments in this Update are effective in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. An entity may early adopt the amendments in this Update, but not before it adopts the amendments in Update 2018-07. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective dates of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update also amends the mandatory effective date for the elimination of Step 2 from the goodwill impairment test under ASU No. 2017-04, Intangibles ‒ Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (Goodwill), to align with those used for credit losses. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging and leases for companies that are not public business entities. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. The effective dates in this Update are the same as those applicable for ASU 2019-10. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), to simplify the accounting for income taxes, change the accounting for certain tax transactions, and make minor improvements to the codification. This Update provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The Update also changes current guidance for making an intra period allocation if there is a loss in continuing operations and gains outside of continuing operations; determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income. For public business entities, the amendments in this Update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020.

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

3.      EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding and common share equivalents (“CSEs”) that would arise from the exercise of dilutive shares.

The calculated basic and diluted earnings per share are as follows:

	Year Ended September 30,
	2020		2019		2018

	(Dollars in Thousands Except Per Share Data)
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$9,555	$9,555	$9,530	$9,530	$7,064	$7,064

Weighted average common shares outstanding	8,538,006	8,538,006	8,777,794	8,777,794	8,855,938	8,855,938

Effect of CSEs	—	24,470	—	158,083	—	204,175

Adjusted weighted average common shares used in earnings per share computation	8,538,006	8,562,476	8,777,794	8,935,877	8,855,938	9,060,113

Earnings per share	$1.12	$1.12	$1.09	$1.07	$0.80	$0.78

As of September 30, 2020, 2019, and 2018, there were 282,728, 550,833 and 666,526 shares, respectively, of common stock subject to options with an exercise price less than the then current market value, as of such dates and which were included in the computation of diluted earnings per share. At September 30, 2020, 2019 and 2018, there were 288,530, 242,201 and 202,500 shares, respectively, that had exercise prices greater than the current market value and are considered anti-dilutive.

4.      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive (loss) income by component net of tax:

	Year Ended September 30,
	2020	2020	2020	2019	2019	2019

	(Dollars in Thousands)
			Total			Total
			accumulated			accumulated
	Unrealized gain	Unrealized gain (loss)	other	Unrealized gain	Unrealized gain (loss)	other
	(loss) on AFS	on interest rate swaps	comprehensive	(loss) on AFS	on interest rate	comprehensive
	securities (a)	(a)	income (loss)	securities (a)	swaps (a)	loss
Beginning Balance, October 1	$8,098	$(6,906)	$1,192	$(8,320)	$166	$(8,154)
Other comprehensive (loss) income before reclassification	7,221	(6,622)	599	17,278	(7,072)	10,206
Amount reclassified from accumulated other comprehensive income	(4,734)	—	(4,734)	(835)	—	(835)
Reclassification for net gains recorded in net income	—	—	—	(25)	—	(25)
Ending Balance, September 30	$10,585	$(13,528)	$(2,943)	$8,098	$(6,906)	$1,192

	Year Ended September 30,
	2018	2018	2018

	(Dollars in Thousands)
			Total
			accumulated
	Unrealized gain	Unrealized gain (loss)	other
	(loss) on AFS	on interest rate swaps	comprehensive
	securities (a)	(a)	gain (loss)
Beginning Balance	$(1,091)	$331	$(760)
Other comprehensive (loss) income before reclassification	(7,171)	473	(6,698)
Amount reclassified from accumulated other comprehensive income	245	(638)	(393)
Reclassification for net gains recorded in net income	(303)	—	(303)
Ending Balance	$(8,320)	$166	$(8,154)
(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive (loss) income for the years ended September 30, 2020, 2019 and 2018.

	Year Ended September 30,
	2020		2020		2020	2019		2019		2019

	(Dollars in Thousands)
	Securities		Swaps		Total	Securities		Swaps		Total
Unrealized gain (losses)	$5,993	(1)	$—	(2)	$5,993	$1,057	(1)	$—	(2)	$1,057
Income taxes	(1,259)	(3)	—	(3)	(1,259)	(222)	(3)	—	(3)	(222)
	$4,734		$—		$4,734	$835		$—		$835

	Year Ended September 30,
	2018		2018		2018

	(Dollars in Thousands)
	Securities		Swaps		Total
Unrealized gain (losses)	$(310)	(1)	$808	(2)	$498
Income taxes	65	(3)	(170)	(3)	(105)
	$(245)		$638		$393
(1)	Recorded as a gain (loss) on the sale of mortgage-backed securities.
(2)	Recorded as swap (loss) income.
(3)	Recorded as income tax expense.

5.     INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$22,241	$153	$—	$22,394
State and political subdivisions	79,099	1,940	(1,418)	79,621
Mortgage-backed securities - U.S. government agencies	226,863	9,774	(71)	236,566
Corporate debt securities	78,764	3,564	(545)	81,783
Total debt securities available for sale	$406,967	$15,431	$(2,034)	$420,364

Securities Held to Maturity:
U.S. government and agency obligations	$1,000	$236	$—	$1,236
State and political subdivisions	18,076	925	—	19,001
Mortgage-backed securities - U.S. government agencies	3,784	309	—	4,093

Total securities held to maturity	$22,860	$1,470	$—	$24,330

The Company recognized a holding loss on equity securities of $44,000 for the year ended September 30, 2020.  A Holding gain of $58,000 was recognized for the year ended September 30, 2019.

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

As of September 30, 2020, the Bank maintained securities with a fair value of $197.5 million in a safekeeping account at the FHLB of Pittsburgh used for collateral and convenience. The Bank is only required to hold $93.0 million as specific collateral for its borrowings; therefore the $104.5 million excess securities are not restricted and could be sold or transferred if needed.

The following table shows the gross unrealized losses and related fair values of the Company’s available for sale investment securities, aggregated by investment category and the length of time that individual securities had been in a continuous loss position at September 30, 2020:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
State and political subdivisions	$(126)	$10,735	$(1,292)	$24,510	$(1,418)	$35,245
Mortgage-backed securities -U.S. government agencies	(66)	10,025	(5)	584	(71)	10,609
Corporate debt securities	(545)	16,472	—	—	(545)	16,472

Total securities available for sale	$(737)	$37,232	$(1,297)	$25,094	$(2,034)	$62,326

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

For the years ended September 30, 2020, 2019 and 2018, the Company determined that no OTTI had occurred within the investment and mortgage-backed securities portfolios.

U.S. Government and agency obligations–The Company’s investments reflected in the tables above in U.S. Government sponsored enterprise obligations consist of debt obligations of the FHLB and Federal Farm Credit System (“FFCS”). These securities are typically rated AAA by one of the internationally recognized credit rating services. There were no securities in a gross unrealized loss position at September 30, 2020. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities.

Mortgage-backed securities – U.S. government agencies — At September 30, 2020, the gross unrealized loss in U.S. Government agency issued mortgage-backed securities in the category of experiencing a gross unrealized loss was $71,000 or 0.0% from the Company’s amortized cost basis and consisted of five securities. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. The unrealized losses on these debt securities relate principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. The Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2020.

Corporate debt securities — At September 30, 2020, the gross unrealized loss in corporate debt securities in the category of experiencing a gross unrealized loss was $545,000 or 0.7% from the Company’s amortized cost basis and consisted of five securities. The unrealized losses on these debt securities relates principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2020.

State and political subdivision debt securities — At September 30, 2020, the gross unrealized loss in state and political subdivision debt securities was $1.4 million or 1.8% from the Company’s amortized cost basis and consisted of seven securities. The unrealized losses on these debt securities relate principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2020.

The following table shows the gross unrealized losses and related fair values of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2019:

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

The amortized cost and fair value of debt securities by contractual maturity are shown below. Expected maturities as of September 30, 2020 will differ from contractual maturities because of call provisions in the securities. Mortgage-backed securities were not included as the contractual maturity is generally irrelevant due to the borrowers’ right to prepay without pre-payment penalty which results in significant prepayments.

	September 30, 2020
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(Dollars in Thousands)
Due after one through five years	$5,739	$6,213	$28,495	$29,529
Due after five through ten years	8,313	8,727	51,454	53,546
Due after ten years	5,024	5,297	100,155	100,723

Total	$19,076	$20,237	$180,104	$183,798

During the fiscal years ended September 30, 2020, 2019 and 2018, the Company recorded realized gross gains of $6.1 million, $1.3 million and $-0-, respectively. The Company recorded gross losses of $68,000, $280,000 and $376,000, respectively, for the same periods. Gross proceeds from the sale of investment and mortgage-backed securities of $142.1 million, $75.6 million and $11.1 million, respectively.

6.      LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,	September 30,
	2020	2019

	(Dollars in Thousands)
One-to-four family residential	$233,872	$268,780
Multi-family residential	31,100	30,582
Commercial real estate	139,943	128,521
Construction and land development	260,648	253,368
Loans to financial institutions	6,000	6,000
Commercial business	12,916	19,630
Leases	176	518
Consumer	604	834

Total loans	685,259	708,233

Undisbursed portion of loans-in-process	(86,862)	(114,528)
Deferred loan fees	(1,794)	(2,856)
Allowance for loan losses	(8,303)	(5,393)

Net loans	$588,300	$585,456

The Company originates loans to customers located primarily in its market area of eastern Pennsylvania, Delaware, New Jersey and southern New York. The ultimate repayment of these loans at September 30, 2020 is dependent, to a certain degree, on the state of the economy and real estate market in these areas.

The following table summarizes the loans individually and collectively evaluated for impairment by loan segment at September 30, 2020:

	One- to					Loans to
	four-	Multi-family	Commercial	Construction and	Commercial	financial
	family residential	residential	real estate	land development	business	institutions	Leases	Consumer	Unallocated	Total

	(Dollars in Thousands)

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,877	460	1,989	2,888	194	89	3	6	797	8,303
Total ending allowance balance	$1,877	$460	$1,989	$2,888	$194	$89	$3	$6	$797	$8,303

Loans:
Individually evaluated for impairment	$3,095	$—	$1,417	$8,525	$—	$—	$—	$—		$13,037
Collectively evaluated for impairment	230,777	31,100	138,526	252,123	12,916	6,000	176	604		672,222
Total loans	$233,872	$31,100	$139,943	$260,648	$12,916	$6,000	$176	$604		$685,259

The following table summarizes the loans individually and collectively evaluated for impairment by loan segment at September 30, 2019:

	One- to					Loans to
	four-	Multi-family	Commercial	Construction and	Commercial	financial
	family residential	residential	real estate	land development	business	institutions	Leases	Consumer	Unallocated	Total

	(Dollars in Thousands)

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,002	315	1,257	2,034	206	63	5	13	498	5,393
Total ending allowance balance	$1,002	$315	$1,257	$2,034	$206	$63	$5	$13	$498	$5,393

Loans:
Individually evaluated for impairment	$4,827	$—	$1,965	$8,750	$—	$—	$—	$—		$15,542
Collectively evaluated for impairment	263,953	30,582	126,556	244,618	19,630	6,000	518	834		692,691
Total loans	$268,780	$30,582	$128,521	$253,368	$19,630	$6,000	$518	$834		$708,233

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

Once the determination is made that a loan is impaired, the determination of whether a specific allocation of the allowance, or charge off, is necessary is generally measured by comparing the recorded investment in the loan to the fair value of the loan using one of the following three methods: (a) the present value of the expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. Management primarily utilizes the fair value of collateral method as a practically expedient alternative.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2020:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans

	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$—	$—	$3,095	$3,095	$3,482
Commercial real estate	—	—	1,417	1,417	1,600
Construction and land development	—	—	8,525	8,525	10,906

Total	$—	$—	$13,037	$13,037	$15,988

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2019:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans

	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$—	$—	$4,827	$4,827	$5,179
Commercial real estate	—	—	1,965	1,965	2,125
Construction and land development	—	—	8,750	8,750	11,131
Total	$—	$—	$15,542	$15,542	$18,435

The following tables present the average investment in impaired loans and related interest income recognized for the periods indicated:

	Year Ended September 30, 2020
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$3,825	$13	$26
Multi-family residential	56	—	—
Commercial real estate	1,549	—	1
Construction and land development	8,685	—	—
Commercial business	2	—	—
Consumer	24	—	—
Total impaired loans	$14,140	$13	$27

	Year Ended September 30, 2019
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$4,685	$77	$22
Multi-family residential	145	10	—
Commercial real estate	2,139	36	4
Construction and land development	8,751	—	—
Total impaired loans	$15,720	$123	$26

	Year Ended September 30, 2018
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$5,741	$24	$59
Multi-family residential	306	21	—
Commercial real estate	2,557	40	7
Construction and land development	8,743	—	—
Total	$17,347	$85	$66

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

The following tables present the classes of the loan portfolio in which a formal risk weighting system is utilized summarized by the aggregate “Pass” and the criticized category of “special mention”, and the classified categories of

“substandard” and “doubtful” within the Bank’s risk rating system. The Bank had no loans classified as “doubtful” or “loss” at either of the dates presented.

	September 30, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in Thousands)
One-to-four residential	$229,361	$1,416	$3,095	$—	$233,872
Multi-family residential	31,100	—	—	—	31,100
Commercial real estate	128,527	9,999	1,417	—	139,943
Construction and land development	252,123	—	8,525	—	260,648
Loans to financial institutions	6,000	—	—	—	6,000
Commercial business	12,916	—	—	—	12,916
Total	$660,027	$11,415	$13,037	$—	$684,479

	September 30, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in Thousands)
One-to-four residential	$262,164	$1,789	$4,827	$—	$268,780
Multi-family residential	30,582	—	—	—	30,582
Commercial real estate	122,838	3,718	1,965	—	128,521
Construction and land development	244,618	—	8,750	—	253,368
Loans to financial institutions	6,000	—	—	—	6,000
Commercial business	19,630	—	—	—	19,630
Total	$685,832	$5,507	$15,542	$—	$706,881

The following tables present loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status:

	September 30, 2020
		Non-
	Performing	Performing	Total

	(Dollars in Thousands)
Leases	$176	$—	$176
Consumer	604	—	604
Total	$780	$—	$780

	September 30, 2019
		Non-
	Performing	Performing	Total

	(Dollars in Thousands)
Leases	$518	$—	$518
Consumer	834	—	834
Total	$1,352	$—	$1,352

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	September 30, 2020
							90 Days+
		30‑89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing

	(Dollars in Thousands)
One-to-four family residential	$231,196	$523	$2,153	$2,676	$233,872	$3,095	$—
Multi-family residential	31,100	—	—	—	31,100	—	—
Commercial real estate	136,225	2,301	1,417	3,718	139,943	1,417	—
Construction and land development	252,123	—	8,525	8,525	260,648	8,525	—
Commercial business	12,916	—	—	—	12,916	—	—
Loans to financial institutions	6,000	—	—	—	6,000	—	—
Leases	176	—	—	—	176	—
Consumer	604	—	—	—	604	—	—
Total Loans	$670,340	$2,824	$12,095	$14,919	$685,259	$13,037	$—

	September 30, 2019
							90 Days+
		30‑89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing

	(Dollars in Thousands)
One-to-four family residential	$264,784	$750	$3,246	$3,996	$268,780	$3,712	$—
Multi-family residential	30,582	—	—	—	30,582	—	—
Commercial real estate	127,104	—	1,417	1,417	128,521	1,473	—
Construction and land development	244,618	—	8,750	8,750	253,368	8,750	—
Commercial business	19,630	—	—	—	19,630	—	—
Loans to financial institutions	6,000	—	—	—	6,000	—	—
Leases	518	—	—	—	518	—
Consumer	739	95	—	95	834	—	—
Total Loans	$693,975	$845	$13,413	$14,258	$708,233	$13,935	$—

Interest income on non-accrual loans would have increased by approximately $748,000, $786,000, and $744,000, during fiscal years ended September 30, 2020, 2019, and 2018, respectively, if these loans would have performed in accordance with their original terms.

The allowance for loan losses is established through a provision for loan losses charged to expense. Management maintains the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses no less than quarterly in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio in view of these inherent losses. For each primary type of loan, a loss factor is established reflecting an estimate of the known and inherent losses in such loan type using both a quantitative analysis as well as consideration of qualitative factors. The evaluation process includes, among other things, an analysis of delinquency trends, nonperforming loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loans, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

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

The following tables summarize the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2020, 2019 and 2018. Activity in the allowance is presented for the years ended September 30, 2020, 2019 and 2018:

	Year Ended September 30, 2020
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at September 30, 2019	$1,002	$315	$1,257	$2,034	$206	$63	$5	$13	$498	$5,393
Charge-offs	(3)	—	—	—	(15)	—	—	(126)	—	(144)
Recoveries	14	—	—	—	—	—	9	6	—	29
Provision	864	145	732	854	3	26	(11)	113	299	3,025
ALLL balance at September 30, 2020	$1,877	$460	$1,989	$2,888	$194	$89	$3	$6	$797	$8,303

	Year Ended September 30, 2019
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at September 30, 2018	$1,325	$347	$1,154	$1,554	$187	$64	$18	$17	$501	$5,167
Charge-offs	(7)	—	—	—	—	—	(31)	—	—	(38)
Recoveries	164	—	—	—	—	—	—	—	—	164
Provision	(480)	(32)	103	480	19	(1)	18	(4)	(3)	100
ALLL balance at September 30, 2019	$1,002	$315	$1,257	$2,034	$206	$63	$5	$13	$498	$5,393

	September 30, 2018
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at September 30, 2017	$1,241	$205	$1,201	$1,358	$4	$—	$23	$24	$410	$4,466
Charge-offs	(114)	—	—	(12)	—	—	—	(11)	—	(137)
Recoveries	28	—	—	—	—	—	—	—	—	28
Provision	170	142	(47)	208	183	64	(5)	4	91	810
ALLL balance at September 30, 2018	$1,325	$347	$1,154	$1,554	$187	$64	$18	$17	$501	$5,167

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,325	347	1,154	1,554	187	64	18	17	501	5,167

Loans acquired in the merger with Polonia Bancorp were recorded at fair value with no carryover of the related allowance for loan losses. Management measured loan fair values based on loan file reviews, appraised collateral values, expected cash flows, and historical loss factors of Polonia Bank. The fair value of the loans acquired was $160.8 million net of a $4.6 million discount of which $2.5 million of the discount remained as of September 30, 2020. The discount is accreted to interest income over the remaining contractual life of the loans acquired. All loans that had a loan-to-value ratio of greater than 80% were determined to have sufficient collateral to recover the carrying amount. Thus, none of the loans acquired were considered to be purchased credit-impaired loans and any possible loss would be considered immaterial.

Management established a provision for loan losses of $3.0 million, $100,000 and $810,000 for the years ended September 30, 2020, 2019 and 2018, respectively. The provision for loan losses was deemed necessary for fiscal 2020 primarily due to the continued uncertainty associated with the economic effects of the COVID-19 pandemic, especially in light of the increasing level of cases of COVID-19 in recent months, and the potential credit deterioration caused thereby. Minimal delinquencies have occurred as of September 30, 2020 due to the effects of the COVID-19 pandemic. There were no loan deferments outstanding as of September 30, 2020 and all existing deferrals had ended by September 30, 2020. The Company believes that the allowance for loan losses at September 30, 2020 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date. At September 30, 2020, the Company’s non-performing assets totaled $13.0 million or 1.1% of total assets as compared to $14.3 million or 1.1% of total assets at September 30, 2019. Non-performing assets at September 30, 2020 included five construction loans aggregating $8.5 million, 28 one-to-four family residential loans aggregating $3.1 million and four commercial real estate loans aggregating $1.4 million. There was no real estate acquired through foreclosure or deed-in-lieu as of September 30, 2020.  At September 30, 2020, the Company had four loans totaling $5.0 million that were classified as troubled debt restructurings (“TDRs”). One TDR is on non-accrual and consists of a $415,000 loan secured by a single-family residential property and is performing in accordance with the restructured terms. The three remaining TDRs totaling $4.6 million are also classified as non-accrual and are part of a lending relationship totaling $10.4 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower. As previously disclosed, subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in June 2017. The Bank has moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings. Nine units have been sold in the project and a portion of the proceeds have been applied against the outstanding debt. Management will continue to monitor and modify the allowance for loan losses as conditions dictate. No assurances can be given that the level of the allowance for loan losses will cover all of the inherent losses on the loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine, in part the current level of the allowance for loan losses.

There were no TDRs approved in 2020, 2019 or 2018. All of the existing TDRs involved changes in the interest rates on the loans; no debt was forgiven. At September 30, 2020, out of the four then-existing TDR loans, all were classified as non-performing.

At September 30, 2020, the Company had fourteen one-to-four family residential loans with a carrying amount of $1.0 million that are secured by residential real estate property for which foreclosure proceedings are in process according to local jurisdictions.

7.      OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classifications as follows:

	September 30,
	2020	2019

	(Dollars in Thousands)
Land	$1,437	$1,437
Buildings and improvements	7,449	7,449
Furniture and equipment	4,046	3,639

Total	12,932	12,525
Accumulated depreciation	(5,803)	(5,319)

Total office properties and equipment, net of accumulated depreciation	$7,129	$7,206

For the years ended September 30, 2020, 2019 and 2018, depreciation expense amounted to $484,000, $619,000 and $625,000, respectively.

.

8.      DEPOSITS

Deposits consist of the following major classifications:

	September 30,		September 30,
	2020		2019
	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Non-interest-bearing checking accounts	$30,002	3.9%	$16,949	2.2%
Interest-bearing checking accounts	135,797	17.6	58,647	7.9
Money market deposit accounts	111,105	14.4	75,766	10.2
Passbook, club and statement savings	224,435	29.1	80,899	10.9
Certificates maturing in six months or less	125,165	16.2	294,343	39.5
Certificates maturing in more than six months	144,445	18.8	218,840	29.3

Total	$770,949	100.0%	$745,444	100.0%

The amount of scheduled maturities of certificate accounts was as follows:

September 30, 2020
(Dollars in Thousands)
One year or less	$170,554
One through two years	43,341
Two through three years	30,389
Three through four years	18,647
Four through five years	6,679

Total	$269,610

Certificates of deposit of $250,000 or more at September 30, 2020 and 2019 totaled $76.6 million and $182.8 million, respectively. Included in certificates of deposit are brokered deposits at September 30, 2020 and 2019 totaling $63.4 million and $153.1 million, respectively.

Interest expense on deposits was comprised of the following:

	Year Ended September 30,
	2020	2019	2018

	(Dollars in Thousands)
Checking and money market deposit accounts	$2,045	$899	$247
Passbook, club and statement savings accounts	38	124	66
Certificate accounts	8,819	12,137	7,073
Total	$10,902	$13,160	$7,386

9.     ADVANCES FROM FEDERAL HOME LOAN BANK – SHORT TERM

The years ended September 30, 2020 and 2019 outstanding balances and related information of short-term borrowings from the FHLB of Pittsburgh are summarized follows:

	At or For the Year Ended September 30,
	2020	2019	2018

	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$66,735	$31,158	$18,933
Maximum amount outstanding at any month-end during the period	115,000	90,000	30,200
Balance outstanding at end of period	25,000	90,000	10,000
Average interest rate during the period	1.58%	2.53%	1.81%
Weighted average interest rate at end of period	0.39%	2.32%	2.31%

As of September 30, 2020, the $25.0 million borrowing consisted of one 90-day FHLB advance associated with an interest rate swap contract.

As of September 30, 2019, the $90.0 million borrowing consisted of seven 30-day FHLB advances associated with interest rate swap contracts.

The Company maintains borrowing facilities with the FHLB of Pittsburgh, ACBB and the Federal Reserve Bank of Philadelphia and the terms and interest rates are subject to change on the date of execution of borrowings. Available borrowings are based on collateral with the facility. The Company maintains unsecured borrowing facilities with ACBB and PNC for $12.5 million and $10.0 million, respectively.

10.     ADVANCES FROM FEDERAL HOME LOAN BANK – LONG TERM

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by a blanket collateral pledge of loansheld by the Bank and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of September 30, 2020 are as follows:

Lomg-term FHLB advances:	Maturity range		Weighted average	Stated interest rate range
Description	from	to	interest rate	from	to	2020	2019

						(Dollars in Thousands)
Fixed Rate - Amortizing	1‑Oct‑19	30‑Sep‑20	—%	—%	—%	$—	$236
Fixed Rate - Amortizing	1‑Oct‑20	30‑Sep‑21	2.77%	1.94%	2.83%	5,179	14,354
Fixed Rate - Amortizing	1‑Oct‑21	30‑Sep‑22	2.84%	1.99%	3.05%	5,523	8,729
Fixed Rate - Amortizing	1‑Oct‑22	30‑Sep‑23	2.89%	1.94%	3.11%	5,265	6,931
Total			2.83%			$15,967	$30,250

Fixed Rate - Advances	1‑Oct‑19	30‑Sep‑20	—%	—%	—%	$—	$12,304
Fixed Rate - Advances	1‑Oct‑20	30‑Sep‑21	2.37%	1.42%	2.92%	17,996	18,017
Fixed Rate - Advances	1‑Oct‑21	30‑Sep‑22	2.31%	1.94%	3.23%	63,293	63,336
Fixed Rate - Advances	1‑Oct‑22	30‑Sep‑23	2.52%	2.00%	3.22%	94,999	94,999
Fixed Rate - Advances	1‑Oct‑23	30‑Sep‑24	2.88%	2.38%	3.20%	67,998	67,998
Total			2.55%			$244,286	$256,654

			2.57%		Total	$260,253	$286,904

Advances from the FHLB of Pittsburgh with coupon rates ranging from 1.42% to 3.23% are as follows.

		Weighted Average
Maturity in Fiscal	Amount	Coupon Rate

	(Dollars in Thousands)
2021	$28,185	2.44%
2022	67,285	2.32
2023	96,785	2.51
2024	67,998	2.88
	$260,253	2.57

The Bank maintains a blanket collateral pledge agreement using qualifying loans with the FHLB of Pittsburgh for future borrowing needs. At September 30, 2020, the Bank had the ability to obtain $103.4 million of additional FHLB advances.

11.    INCOME TAXES

The Company files a consolidated federal income tax return. The Company uses the specific charge-off method for computing reserves for bad debts. Generally this method allows the Company to deduct an annual addition to the reserve for bad debts equal to its net charge-offs.

The provision for income taxes for the fiscal years ended September 30, 2020, 2019 and 2018 consists of the following:

Current:
Federal expense	$1,952	$2,133	$2,429
State expense	93	205	—
Total current taxes	2,045	2,338	2,429

Change in corporate tax rate	—	—	1,756
Deferred income tax expense (benefit)	(445)	(188)	(484)
Total income tax provision	$1,600	$2,150	$3,701

Items that gave rise to significant portions of deferred income taxes are as follows:

	September 30,	September 30,
	2020	2019

	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$2,071	$1,488
Nonaccrual interest	561	487
Accrued vacation	16	7
Capital loss carryforward	4	121
Split dollar life insurance	9	9
Post-retirement benefits	72	76
Realized loss on equity securities	3	—
Unrealized losses on interest rate swaps	3,596	1,836
Deferred compensation	781	809
Goodwill	58	69
Other	48	64
Employee benefit plans	187	216
Total deferred tax assets	7,406	5,182
Valuation allowance	(4)	(121)
Total deferred tax assets, net of valuation allowance	7,402	5,061

Deferred tax liabilities:
Property	137	141
Realized gain on equity securities	—	19
Unrealized gains on available for sale securities	2,813	2,153
Purchase accounting adjustments	321	215
Deferred loan fees	229	175
Total deferred tax liabilities	3,500	2,703
Net deferred tax assets	$3,902	$2,358

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. The valuation allowance totaled $4,000 and $121,000 at September 30, 2020 and 2019, respectively.

The income tax expense differs from that computed at the statutory federal corporate tax rate as follows:

	Year Ended September 30,
	2020		2019		2018
		Percentage		Percentage		Percentage
		of Pretax		of Pretax		of Pretax
	Amount	Income	Amount	Income	Amount	Income (Loss)

	(Dollars in Thousands)
Tax at statutory rate	$2,343	21.0%	$2,453	21.0%	$2,611	24.3%
Adjustments resulting from:
State tax expense	93	0.8	162	1.3	—	—
Change in corporate tax rate	—	—	—	—	1,756	16.2
Tax exempt income	(537)	(4.8)	(313)	(2.7)	(77)	(0.7)
Capital gain from sale of securities	(117)	(1.0)	—	—	—	—
Income from bank owned life insurance	(138)	(1.2)	(135)	(1.1)	(155)	(1.4)
Employee benefit plans	(27)	(0.3)	(27)	(0.2)	(134)	(1.2)
Other	(17)	(0.2)	10	0.1	(300)	(2.9)

Income tax expense	$1,600	14.3%	$2,150	18.4%	$3,701	34.3%

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined) and risk-weighted assets (as defined), Tier 2 common capital (as defined) to risk-weighted assets  and total capital (as defined) to risk-weighted assets. Management believes, as of September 30, 2020 and 2019, that the Company and the Bank met all regulatory capital adequacy requirements to which they each are subject.

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

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
September 30, 2020:
Tier 1 capital (to average assets)
Company	$125,618	10.34%	N/A	N/A	N/A	N/A
Bank	123,185	10.51	$46,867	4.0%	$58,584	5.0%
Tier 1 Common (to risk-weighted assets)
Company	125,618	17.21	N/A	N/A	N/A	N/A
Bank	123,185	16.88	32,841	4.5	47,437	6.5
Tier 1 capital (to risk-weighted assets)
Company	125,618	17.21	N/A	N/A	N/A	N/A
Bank	123,185	16.88	43,788	6.0	58,384	8.0
Total capital (to risk-weighted assets)
Company	134,389	18.41	N/A	N/A	N/A	N/A
Bank	131,956	18.08	58,384	8.0	72,980	10.0

September 30, 2019:
Tier 1 capital (to average assets)
Company	$131,859	10.89%	N/A	N/A	N/A	N/A
Bank	129,486	10.49	$49,386	4.0%	$61,732	5.0%
Tier 1 Common (to risk-weighted assets)
Company	131,859	18.43	N/A	N/A	N/A	N/A
Bank	129,486	18.10	32,190	4.5	46,497	6.5
Tier 1 capital (to risk-weighted assets)
Company	131,859	18.43	N/A	N/A	N/A	N/A
Bank	129,486	18.10	28,613	6.0	42,920	8.0
Total capital (to risk-weighted assets)
Company	137,842	19.27	N/A	N/A	N/A	N/A
Bank	135,469	18.94	57,227	8.0	71,534	10.0

13.     EMPLOYEE BENEFITS

The Bank is a member of a multi-employer (under the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986) defined benefit pension plan covering all employees meeting certain eligibility requirements. The Bank’s policy is to fund pension costs accrued. The expense relating to this plan for the years ended September 30, 2020, 2019 and 2018 was $743,000, $632,000 and $441,000, respectively. There are no collective bargaining agreements in place that require contributions to the plan. Additional information regarding the plan as of September 30, 2020 is noted below:

Pentegra Defined Benefit Plan for
Legal Name of Plan	Financial Institutions
Plan Employer Identification Number	13-5645888
The Company's Contribution for the year ended September 30, 2020	$743,000
Are Company's Contributions more than 5% of total contributions?	No
Funded Status	85.09%

The Pentegra Defined Benefits Plan for Financial Institutions is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. In November 2016, participation in the plan by Bank employees was frozen in an effort to reduce expenses on a going forward basis.

The Bank also has a defined contribution plan for employees meeting certain eligibility requirements. The defined contribution plan may be terminated at any time at the discretion of the Bank. There were expenses relating to this plan for the fiscal years ended September 30, 2020, 2019 and 2018 of $231,000, $126,000 and $102,000, respectively.

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

A summary of the Company’s non-vested stock award activity for the year ended September 30, 2020 is presented in the following table:

	Year Ended
	September 30, 2020
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested stock awards at October 1, 2019	68,980	$15.05
Granted	—	—
Forfeited	(1,800)	18.46
Vested	(44,124)	13.49
Non-vested stock awards at September 30, 2020	23,056	$17.78

The Company maintains the 2008 Stock Option Plan (the “Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 (on a converted basis) shares of common stock were approved for future issuance pursuant to the Option Plan. As of September 30, 2018, all of the options had been awarded under the Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 605,000 shares were awarded during February 2015 pursuant to the 2014 SIP. During August 2016, the Company granted 18,866 shares under the Option Plan and 8,634 shares under the 2014 SIP. In March 2017, the Company granted 22,828 shares under the 2014 SIP. In May 2017, the Company granted 25,000 shares under the 2014 SIP and 283 shares under the Option Plan. In March 2018, the Company granted 159,265 shares under the 2014 SIP and 18,235 shares under the Option Plan. In July 2019, the Company granted 39,702 shares under the 2014 SIP. In September 2020, the Company granted 12,500 shares under the 2014 SIP.

A summary of the status of the Company’ stock options under the Option Plan and the 2014 SIP as of September 30, 2020 and changes during the year ended September 30, 2020 are presented below:

	Year Ended
	September 30, 2020
	Number of	Weighted Average
	Shares	Exercise Price
Options outstanding at October 1, 2019	793,034	$13.86
Granted	12,500	10.00
Exercised	(45,276)	8.39
Forfeited	(189,000)	11.97
Outstanding at September 30, 2020	571,258	$14.58
Exercisable at September 30, 2020	397,465	$13.45

The weighted average remaining contractual term of the outstanding options was approximately 6.1 years for options outstanding as of September 30, 2020.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013, $4.67 for the options granted during fiscal 2014, $4.58 for options granted during fiscal 2015, $2.13 for options granted during fiscal 2016, $3.18 for options granted during fiscal 2017, $3.63 for options granted during fiscal 2018 and $3.38 for options granted in 2019. The fair value for grants made in fiscal 2017 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $17.43, term of seven years, volatility rate of 14.37%, interest rate of 2.22% and a yield rate of 0.69%. The fair value for grants made in fiscal 2018 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $18.46, term of seven years, volatility rate of 15.90%, interest rate of 2.82% and a yield rate of 1.08%. The fair value for grants made in fiscal 2019 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $18.16, term of seven years, volatility rate of 17.76%, interest rate of 1.87% and a yield rate of 1.10%. The fair value for grants made in fiscal 2020 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $10.00, term of seven years, volatility rate of 33.22%, interest rate of 0.41% and a yield rate of 2.80%.

During the year ended September 30, 2020, $353,000 was recognized in aggregate compensation expense for the Option Plan and the 2014 SIP. During the year ended September 30, 2019, $573,000 was recognized in aggregate compensation expense for the Option Plan and the 2014 SIP. During the year ended September 30, 2018, $540,000 was recognized in aggregate compensation expense for the Option Plan and the 2014 SIP. At September 30, 2020, approximately $423,000 million of additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 2.8 years.

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

The Company has contracted with a third party to participate in interest rate swap contracts. There are thirteen additional cash flow hedges tied to wholesale funding at September 30, 2020. These interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. During the fiscal year ended September 30, 2020, $4,000 of expense was recognized as ineffectiveness through earnings, while $12,000 of income was recognized as ineffectiveness through earnings during fiscal 2019. There was no such expense in 2018. There were nine interest rate swaps designated as fair value hedges involving the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements that were applicable to four loans and seven investment securities as of September 30, 2020 and there were nine interest rate swaps designated as fair value hedges involving the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements that were applicable to three loans and seven investment securities three loans and seven investments at September 30, 2019. The fair value of the swaps is recorded in the other liabilities section of the statement of financial condition.

Below is a summary of the interest rate swap agreements and the terms as of September 30, 2020 and 2019.

2020
Hedged	Notional	Pay Rate		Receive	Maturity Date		Unrealized
Item	Amount	from	to	Rate	from	to	Loss
(Dollars in thousands)
State and political subdivisions	$21,570	3.06%	3.07%	3 Mth Libor	1-Feb-27	1-May-28	$(3,834)
Commercial loans	23,656	4.10%	5.74%	1 Mth Libor +225 to 276 bp	13-Jun-25	1-Aug-26	—
30 day wholesale funding	90,000	1.36%	2.70%	1 Mth Libor	15-Feb-24	12-Jun-26	(6,157)
90 day wholesale funding	135,000	2.51%	2.78%	3 Mth Libor	11-Jan-24	27-Mar-24	(10,969)

							$(20,960)

2019
Hedged	Notional	Pay Rate		Receive	Maturity Date		Unrealized
Item	Amount	from	to	Rate	from	to	Loss
(Dollars in thousands)
FHLB advance	$10,000	2.70%	2.70%	1 Mth Libor	10-Apr-25	10-Apr-25	$(719)
State and political subdivisions	21,570	3.06%	3.07%	3 Mth Libor	1-Feb-27	1-May-28	(2,502)
Commercial loans	17,229	4.10%	5.74%	1 Mth Libor +250 to 276 bp	13-Jun-25	1-Aug-26	—
30 day wholesale funding	65,000	1.94%	2.51%	1 Mth Libor	15-Feb-24	12-Jun-26	(1,415)
90 day wholesale funding	135,000	2.51%	2.78%	3 Mth Libor	11-Jan-24	27-Mar-24	(6,605)

							$(11,241)

15.     COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2020, the Company had $29.9 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.25% to 4.75%. At September 30, 2019, the Company had $32.4 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 1.99% to 6.50%. The aggregate undisbursed portion of loans-in-process amounted to $86.9 million and $114.5 million, respectively, at September 30, 2020 and 2019.

The Company also had commitments under unused lines of credit of $40.1 million as of September 30, 2020 and $37.5 million as of September 30, 2019 and letters of credit outstanding of $1.1 million as of September 30, 2020 and $1.5 million as of September 30, 2019.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At September 30, 2020, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $1.0 million. This exposure is for the life of the related loans and payables, on the Company’s proportionate share, as actual losses are incurred.

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

16.    FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2020 and 2019, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Generally accepted accounting principles used in the United States establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

The three broad levels of hierarchy are as follows:

Level 1Quoted prices in active markets for identical assets or liabilities.

Level 2Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets as of September 30, 2020 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$—	$22,394	$—	$22,394
State and political subdivisions	—	79,621	—	79,621
Mortgage-backed securities - U.S. Government agencies	—	236,566	—	236,566
Corporate bonds	—	81,783	—	81,783
Equity security - FHLMC preferred stock	51	—	—	51
Total	$51	$420,364	$—	$420,415

Liabilities:
Interest rate swap contracts	$—	$20,960	$—	$20,960
Total	$—	$20,960	$—	$20,960

Those assets as of September 30, 2019 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$—	$24,865	$—	$24,865
State and political subdivisions	—	47,646	—	47,646
Mortgage-backed securities - U.S. Government agencies	—	370,772	—	370,772
Corporate bonds	—	69,539	—	69,539
Equity security - FHLMC preferred stock	95	—	—	95
Total	$95	$512,822	$—	$512,917

Liabilities:
Interest rate swap contracts	$—	$11,241	$—	$11,241
Total	$—	$11,241	$—	$11,241

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Investments and Mortgage-Backed Securities

The fair value of investment securities and mortgage-backed securities is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services.

Impaired Loans

Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparable included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value of $13.0 million and $15.5 million at September 30, 2020 and 2019, respectively.

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

Summary of Non-Recurring Fair Value Measurements

	At September 30, 2020
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$13,037	$13,037
Other real estate owned	—	—	—	—
Total	$—	$—	$13,037	$13,037

	At September 30, 2019
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Impaired loans	$—	$—	$15,542	$15,542
Other real estate owned	—	—	348	348
Total	$—	$—	$15,890	$15,890

The following tables provide information describing the valuation processes used to determine nonrecurring fair value measurements categorized within level 3 of the fair value hierarchy:

At September 30, 2020
(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$13,037	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 9% discount / 7%
Other real estate owned	$—	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	22% discount

	At September 30, 2019
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Impaired loans	$15,542	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	6% to 9% discount / 7%
Other real estate owned	$348	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	22% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

			Fair Value Measurements at
	Carrying	Fair	September 30, 2020
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in Thousands)
Assets:
Investment and mortgage-backed securities held to maturity	$22,860	$24,330	$—	$24,330	$—
Loans receivable, net	588,300	593,768	—	—	593,768

Liabilities:
Certificates of deposit	269,610	278,224	—	—	278,224
Advances from FHLB -long-term	260,253	274,172	—	—	274,172

			Fair Value Measurements at
	Carrying	Fair	September 30, 2019
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in Thousands)
Assets:
Investment and mortgage-backed securities held to maturity	$68,635	$69,507	$—	$69,507	$—
Loans receivable, net	585,456	585,476	—	—	585,476

Liabilities:
Certificates of deposit	513,183	529,099	—	—	529,099
Advances from FHLB -long-term	286,904	293,839	—	—	293,839

17.     GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp completed  as of January 1, 2017.

	Balance			Balance
	October 1,	Additions/		September 30,	Amortization
	2019	Adjustments	Amortization	2020	Period

			(Dollars in Thousands)
Goodwill	$6,102	$—	$—	$6,102
Core deposit intangible	448	—	(108)	340	10 years
	$6,550	$—	$(108)	$6,442

As of September 30, 2020, the future fiscal periods amortization expense for the core deposit intangible is:

(In Thousands)

2021	$93
2022	78
2023	64
2024	49
2025	34
Thereafter	22
$340

18.     LEASES

Operating leases in which the Company is the lessee are recorded as operating lease Right of Use ("ROU") assets and operating lease liabilities, included in other assets and other liabilities, respectively, on the consolidated statement of financial condition. The Company does not currently have any finance leases. Operating lease ROU assets represent the right to use an underlying asset during the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized as of the date of adoption of ASU 2016-02 based on the present value of the remaining lease payments using a discount rate that represents the Company's incremental borrowing rate at the date of initial application.

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

Lease expense was $236,000, $304,000 and $360,000 for the years ended September 30, 2020, 2019 and 2018, respectively. The Company has executed certain lease commitments and is, as a result, obligated to pay the following amounts: $253,000 for fiscal year 2021, $256,000 for fiscal year 2022, $260,000 for fiscal year 2023, $263,000 for fiscal 2024, $276,000 for fiscal 2025 and $484,000 thereafter

As of September 30, 2020, operating lease ROU assets were $1.3 million and operating lease liabilities were $1.4 million.

The following table summarizes other information related to our operating leases:

September 30, 2020
Weighted-average remaining lease term - operating leases in years	7.25
Weighted-average discount rate - operating leases	2.0%

The following table presents aggregate lease maturities and obligations as of September 30, 2020:

(Dollars in Thousands)

2021	$210
2022	213
2023	216
2024	220
2025	231
2025 and thereafter	416
Total lease payments	1,506
Less: interest	103

Present value of lease liabilities	$1,403

19.     PRUDENTIAL BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENT OF FINANCIAL CONDITION

September 30,

	2020	2019

	(Dollars in Thousands)
Assets:
Cash	$955	$1,004
Investment in Bank	126,684	137,238
Other assets	1,478	1,369
Total assets	$129,117	$139,611

Stockholders' equity:
Preferred stock	$—	$—
Common stock	108	108
Additional paid-in-capital	118,270	118,384
Treasury stock	(39,207)	(29,698)
Retained earnings	52,889	49,625
Accumulated other comprehensive (loss) income	(2,943)	1,192

Total stockholders' equity	$129,117	$139,611

STATEMENT OF OPERATIONS

For the year ended September 30,

	2020	2019	2018

	(Dollars in Thousands)

Interest on ESOP loan	$—	$—	$59
Equity in the earnings of the Bank	9,959	9,954	7,465
Total income	9,959	9,954	7,524

Professional services	168	168	168
Other expense	344	369	362

Total expense	512	537	530

Income before income taxes	9,447	9,417	6,936

Income tax benefit	(108)	(113)	(128)

Net income	$9,555	$9,530	$7,064

CASH FLOWS

For the year ended September 30,

	2020	2019	2018

	(Dollars in Thousands)
Operating activities:
Net income	$9,555	$9,530	$7,064
Other, net	52	(115)	(108)
Equity in the undistributed earnings of the Bank	(9,959)	(9,954)	(7,465)

Net cash used in operating activities	(352)	(539)	(509)

Financing activities:
Purchase of treasury stock	(10,481)	(3,108)	(2,548)
Cash dividends paid	(6,216)	(5,784)	(6,300)
Dividends from the Bank	17,000	5,000	5,000
Net cash provided by (used in) financing activities	303	(3,892)	(3,848)

Net decrease in cash and cash equivalents	(49)	(4,431)	(4,357)

Cash and cash equivalents, beginning of year	1,004	5,435	9,792

Cash and cash equivalents, end of year	$955	$1,004	$5,435

20.     CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the years ended September 30, 2020, 2019, and 2018 is as follows:

	September 30, 2020				September 30, 2019
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr

	(Dollars in Thousands, Except Per Share Data)

Interest income	$11,827	$11,010	$9,791	$9,599	$10,001	$11,134	$11,273	$11,631
Interest expense	5,484	5,222	4,486	4,233	3,986	4,811	5,058	5,434
Net interest income	6,343	5,788	5,305	5,366	6,015	6,323	6,215	6,197
Provision for loan losses	125	500	750	1,650	0	0	0	100
Net interest income after provision for loan losses	6,218	5,288	4,555	3,716	6,015	6,323	6,215	6,097
Non-interest income	832	2,668	3,762	841	380	542	1,187	985
Non-interest expense	4,021	4,460	3,996	4,248	3,992	4,146	4,190	3,696
Income before income tax expense	3,029	3,496	4,321	309	2,403	2,719	3,212	3,386
Income tax expense (benefit)	566	572	701	(239)	429	380	582	799
Net income	$2,463	$2,924	$3,620	$548	$1,974	$2,339	$2,630	$2,587

Per share:
Earnings per share - basic	$0.28	$0.33	$0.44	$0.07	$0.22	$0.27	$0.30	$0.30
Earnings per share - diluted	$0.28	$0.32	$0.44	$0.07	$0.22	$0.26	$0.29	$0.29
Dividends per share	$0.07	$0.50	$0.07	$0.07	$0.05	$0.05	$0.50	$0.05

	September 30, 2018
	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr

	(Dollars in Thousands, Except Per Share Data)

Interest income	$8,036	$8,355	$8,931	$9,529
Interest expense	1,900	2,127	2,709	3,401
Net interest income	6,136	6,228	6,222	6,128
Provision for loan losses	210	150	325	125
Net interest income after provision for loan losses	5,926	6,078	5,897	6,003
Non-interest income	415	567	985	533
Non-interest expense	4,043	3,869	3,770	3,957
Income before income tax expense	2,298	2,776	3,112	2,579
Income tax expense	2,264	619	676	142
Net income	$34	$2,157	$2,436	$2,437

Per share:
Earnings per share - basic	$—	$0.24	$0.28	$0.27
Earnings per share - diluted	$—	$0.24	$0.26	$0.26
Dividends per share	$0.20	$0.05	$0.05	$0.40

Due to rounding, the sum of the earnings per share in individual quarters may differ from reported amounts.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2020. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

Management's Report of Internal Control over Financial Reporting. Management is responsible for designing, implementing, documenting, and maintaining an adequate system of internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934. An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to:

●	maintain records that accurately reflect the Company’s transactions;
●	prepare financial statement and footnote disclosures in accordance with U.S. GAAP that can be relied upon by external users; and
●	prevent and detect unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of September 30, 2020. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held in February 2021, is expected to be filed with the Securities and Exchange Commission within 120 days of September 30, 2020 ("Definitive Proxy Statement").

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

Equity Compensation Plan Information. The following table provides information as of September 30, 2020 with respect to shares of common stock that may be issued under the existing equity compensation plans, which consist of the 2008 Stock Option Plan, the 2008 Recognition and Retention Plan and the 2014 Stock Incentive Plan, all of which were approved by the Company’s shareholders. The share amounts set forth below with respect to the 2008 Stock Option Plan and the 2008 Recognition and Retention Plan have been adjusted for the exchange of shares in connection with the second-step conversion completed on October 9, 2013, at an exchange ratio of 0.9442 of a share of Company common stock for each share of Old Prudential Bancorp common stock held by other than Prudential Mutual Holding Company.

Number of
securities remaining
	Number of				available for
	securities to be		Weighted-		future issuance
	issued upon		average		under equity
	exercise of		exercise price of		compensation
	outstanding		outstanding		plans (excluding
	options,		options,		securities
	warrants		warrants and		reflected in
	and rights		rights		column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	594,314	(1)	$14.71	(1)	480,827
Equity compensation plans not approved by security holders	—		—		—
Total	594,314		$13.96		480,827
(1)	Includes 23,056 shares subject to restricted stock grants which were not vested as of September 30, 2020. The weighted average exercise price excludes such restricted stock grants.
(2)	Grants can only be made pursuant to the 2014 Stock Incentive Plan.

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

Consolidated Statements of Financial Condition
Consolidated Statements of Operations
Consolidated Statement of Comprehensive Income (Loss)
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.
(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation of Prudential Bancorp, Inc. (1)
3.2	Bylaws of Prudential Bancorp, Inc. (2)
4.0 4.1	Form of Stock Certificate of Prudential Bancorp, Inc. (1) Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 filed herewithin.
10.1	Amended and Restated Post Retirement Agreement between Prudential Savings Bank and Joseph W. Packer, Jr. (3)*
10.2	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. and Diane B. Packer(3)*
10.3	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. (3)*
10.4	Amendment No. 1 to Split-Dollar Agreement between the Bank and Joseph W. Packer, Jr. (3)*
10.5

Settlement Agreement, dated November 7, 2008, by and among Prudential Mutual Holding Company, Prudential Bancorp, Inc. of Pennsylvania, Prudential Savings Bank, Stilwell Value Partners, I, L.P., Stilwell Partners L.P., Stilwell Value LLC, Joseph Stilwell and John Stilwell (4)

10.6	Prudential Bancorp, Inc. of Pennsylvania 2008 Stock Option Plan (5)*
10.7	Prudential Bancorp, Inc. of Pennsylvania 2008 Recognition and Retention Plan and Trust Agreement (5)*
10.8	Amendment No.2 to Split-Dollar Agreement between the Bank and Joseph W. Packer, Jr.*(6)
10.9	Endorsement Split Dollar Insurance Agreement dated June 1, 2017 between Jack Rothkopf and Prudential Savings Bank (7)*
10.10	2014 Stock Incentive Plan(8)*
10.11	Severance Agreement between Prudential Savings Bank and Jack E. Rothkopf (9)*
10.12	Separation Agreement between Prudential Bancorp, Inc., Prudential Savings Bank and Joseph R. Corrato (10)*
10.13	Amended and Restated Employment Agreement between Prudential Bancorp, Inc., Prudential Savings Bank and Dennis Pollack (11)*
10.14	Retirement agreement between Prudential Bancorp, Inc., Prudential Savings Bank and Thomas A. Vento (12)*
10.15	Amendment No. 1 to the Amended and Restated Employment Agreement between Prudential Bancorp, Inc., Prudential Bank and Dennis Pollack (13)*
10.16	Employment Agreement between Prudential Bancorp, Inc., Prudential Savings Bank and Anthony V. Migliorino (11)*

Exhibit No.	Description
10.17	Amendment No. 1 to the Employment Agreement between Prudential Bancorp, Inc., Prudential Bank and Anthony V. Migliorino (13)*
10.18	Split Dollar Endorsement Agreement dated June 1, 2017 between Dennis Pollack and the Bank (7)*
10.19	Split Dollar Endorsement Agreement dated June 1, 2017 between Anthony V. Migliorino and the Bank (7)*
10.20	Amendment No. 2 to the Employment Agreement between Prudential Bancorp, Inc., Prudential Bank and Anthony V. Migliorino (14)*
31.1	Section 1350 Certification of the Chief Executive Officer
31.2	Section 1350 Certification of the Chief Financial Officer
32.0	Section 906 Certification
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) hereof.
(1)	Incorporated by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-189321) filed with the SEC on June 14, 2013.
(2)	Incorporated by reference from the Current Report on Form 10-K of Prudential Bancorp, Inc. dated February 19, 2020 and filed with the SEC on February 21, 2020 (SEC File No. 000-51214).
(3)	Incorporated by reference from the Current Report on Form 8-K, of Prudential Bancorp, Inc. of Pennsylvania dated November 19, 2008 and filed with the SEC on November 25, 2008 (SEC File No. 000-51214).
(4)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania, dated November 7, 2008 and filed with the SEC on November 7, 2008 (SEC File No. 000-51214).
(5)	Incorporated by reference from Appendices A (2008 Stock Option Plan) and B (2008 Recognition and Retention Plan and Trust Agreement”) of the definitive proxy statement of Prudential Bancorp, Inc. of Pennsylvania (SEC File No. 000-51214) filed with the SEC on November 26, 2008.
(6)	Incorporated by reference from the Annual Report on Form 10-K of Prudential Bancorp, Inc. of Pennsylvania for the year ended September 30, 2012 filed with the SEC on December 21, 2012 (SEC File No. 000-51214)
(7)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania dated June 1, 2017 and filed with the SEC on June 1, 2017 (SEC File No. 000-51214).
(8)	Incorporated by reference from Appendix A of the definitive proxy statement of Prudential Bancorp, Inc. filed with the SEC on December 30, 2014 (SEC File No. 000-55084).
(9)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated December 28, 2015 and filed with the SEC on December 28, 2015 (SEC File No. 000-55084).

(10)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated May 3, 2016 and filed with the SEC on May 3, 2016 (SEC File No. 000-55084).
(11)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated December 19, 2016 and filed with the SEC on December 22, 2016 (SEC File No. 000-55084).
(12)	Incorporated by reference from the Quarterly Report on Form 10-K of Prudential Bancorp, Inc. for the quarter ended December 31, 2015 filed with the SEC on February 9, 2016 (SEC File No. 000-55084).
(13)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated November 17, 2017 and filed with the SEC on November 22, 2017 (SEC File No. 000-55084).
(14)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated August 15, 2018 and filed with the SEC on August 15, 2018 (SEC File No. 000-55084).
(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential Bancorp, Inc.

December 18, 2020	By:	/S/DENNIS POLLACK
Dennis Pollack
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bruce E. Miller	December 18, 2020
Bruce E. Miller
Chairman of the Board

/s/ A. J. Fanelli	December 18, 2020
A. J. Fanelli
Director

/s/ John C. Hosier	December 18, 2020
John C. Hosier
Director

/s/ Raymond J. Vanaria	December 18, 2020
Raymond J. Vanaria
Director

/s/ Dennis Pollack	December 18, 2020
Dennis Pollack
Director, President and Chief Executive President

/s/ Jack E. Rothkopf	December 18, 2020
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer, Treasurer
Chief Accounting Officer