Form 10-K/A
period 2020-09-30
PRUDENTIAL BANCORP, INC.
filed 2021-01-08
CIK 1578776

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

EXPLANATORY NOTE

Prudential Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its original filing of its Annual Report on Form 10-K for the year ended September 30, 2020 on December 18, 2020 (the “Original Filing”) for the sole purpose of correcting Exhibit 23.1 with respect to the inadvertent incorrect dating of the consent.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. Paragraphs 3, 4 and 5 of these certifications have been omitted in accordance with the SEC’s rules and guidance. Additionally, this Form 10-K/A does not include the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Filing. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Filing was made. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and the Company's other filings with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Part IV of the Original Filing is hereby amended to solely provide for the corrected Exhibit 23.1 and the other exhibits required to be filed in connection with this Form 10-K/A.

The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
23.1	Consent of SR Snodgrass, P.C.*
31.1	Section 1350 Certification of the Chief Executive Officer*
31.2	Section 1350 Certification of the Chief Financial Officer*
104	Cover Page Interactive Data (formatted as Inline XBRL)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential Bancorp, Inc.

January 8, 2021	By:	/S/DENNIS POLLACK
Dennis Pollack
President and Chief Executive Officer