Form 10-Q
period 2020-12-31
PRUDENTIAL BANCORP, INC.
filed 2021-02-16
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ⌧
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐ No  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of January 31, 2021, 10,819,006 shares were issued and 7,996,864 shares were outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,
	2020	2020

	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$2,713	$2,781
Interest-bearing deposits	88,245	114,300

Total cash and cash equivalents	90,958	117,081

Certificates of deposit	2,102	2,102
Investment and mortgage-backed securities available for sale at fair value	400,904	420,364
Investment and mortgage-backed securities held to maturity (fair value—December 31, 2020, $24,012; September 30, 2020, $24,330)	22,590	22,860
Equity securities	62	51
Loans receivable—net of allowance for loan losses (December 31, 2020, $8,318; September 30, 2020, $8,303)	605,883	588,300
Accrued interest receivable	4,375	4,699
Restricted bank stock—at cost	12,197	12,532
Office properties and equipment—net	7,098	7,129
Bank owned life insurance (BOLI)	32,658	32,498
Deferred income taxes, net	3,051	3,902
Goodwill	6,102	6,102
Core deposit intangible	314	340
Prepaid expenses and other assets	4,973	5,393
TOTAL ASSETS	$1,193,267	$1,223,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest-bearing	$28,820	$30,002
Interest-bearing	719,639	740,947
Total deposits	748,459	770,949
Advances from Federal Home Loan Bank -Short Term	25,000	25,000
Advances from Federal Home Loan Bank - Long Term	254,900	260,253
Accrued interest payable	1,560	3,374
Advances from borrowers for taxes and insurance	2,749	2,798
Interest rate swaps contracts	19,232	20,960
Accounts payable and accrued expenses	10,122	10,902

Total liabilities	1,062,022	1,094,236

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 10,819,006 issued and 7,996,864 outstanding at December 31, 2020; 10,819,006 issued and 8,138,675 outstanding at September 30, 2020	108	108
Additional paid-in capital	118,356	118,270
Treasury stock, at cost: 2,822,142 shares at December 31, 2020 and 2,680,331 shares at September 30, 2020	(41,167)	(39,207)
Retained earnings	54,155	52,889
Accumulated other comprehensive loss	(207)	(2,943)

Total stockholders’ equity	131,245	129,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,193,267	$1,223,353

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2020	2019

INTEREST INCOME:
Interest and fees on loans	$6,275	$6,830
Interest on mortgage-backed securities	1,616	2,793
Interest and dividends on investments	1,714	1,802
Interest on interest-bearing deposits	84	402

Total interest income	9,689	11,827

INTEREST EXPENSE:
Interest on deposits	2,170	3,125
Interest on advances from FHLB - short term	25	456
Interest on advances from FHLB - long term	1,811	1,903

Total interest expense	4,006	5,484

NET INTEREST INCOME	5,683	6,343

PROVISION FOR LOAN LOSSES	—	125

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,683	6,218

NON-INTEREST INCOME:
Fees and other service charges	139	165
Gain on sale of mortgage-backed securities available for sale	—	318
Gain (loss) on equity securities	11	(18)
Gain on sale of loans	40	26
Swap income	103	33
Earnings from BOLI	160	169
Other	84	139

Total non-interest income	537	832

NON-INTEREST EXPENSES:
Salaries and employee benefits	2,416	2,298
Data processing	195	192
Professional services	457	404
Office occupancy	229	204
Depreciation	111	155
Director compensation	53	59
Federal Deposit Insurance Corporation premiums	130	181
Real estate owned expense	—	47
Advertising	32	39
Core deposit amortization	26	30
Other	448	412

Total non-interest expenses	4,097	4,021

INCOME BEFORE INCOME TAXES	2,123	3,029

INCOME TAXES:
Current	162	566
Deferred expense	124	—

Total	286	566

NET INCOME	$1,837	$2,463

BASIC EARNINGS PER SHARE	$0.23	$0.28

DILUTED EARNINGS PER SHARE	$0.23	$0.28

DIVIDENDS PER SHARE	$0.07	$0.07

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2020	2019

Net income	$1,837	$2,463

Unrealized holding gain (loss) on available-for-sale securities	2,082	(1,173)

Tax effect	(446)	246

Reclassification adjustment for net gains recorded in net income	—	(318)

Tax effect	—	67

Unrealized holding gain on interest rate swaps	1,395	2,292

Tax effect	(295)	(481)

Total other comprehensive income	2,736	633

Comprehensive income	$4,573	$3,096

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Loss	Equity

	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2020	$108	$118,270	$(39,207)	$52,889	$(2,943)	$129,117

Net income				1,837		1,837

Other comprehensive income					2,736	2,736

Dividends paid ($0.07 per share)				(571)		(571)

Purchase of treasury stock (141,811 shares)			(1,960)			(1,960)

Stock option expense		43				43

Restricted share award expense		43				43

BALANCE, December 31, 2020	$108	$118,356	$(41,167)	$54,155	$(207)	$131,245

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Income	Equity

	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2019	$108	$118,384	$(29,698)	$49,625	$1,192	$139,611

Net income				2,463		2,463

Other comprehensive income					633	633

Dividends paid ($0.07 per share)				(622)		(622)

Stock option expense		153				153

Restricted share award expense		136				136

Reclassification for adoption of ASC Topic 842				(75)		(75)

BALANCE, December 31, 2019	$108	$118,673	$(29,698)	$51,391	$1,825	$142,299

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2020	2019

	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$1,837	$2,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	111	155
Net amortization/accretion of premiums/discounts and other amortization	(174)	(721)
Provision for loan losses	—	125
Accretion of deferred loan fees and costs	(3)	(92)
Income from bank owned life insurance	(160)	(169)
(Gain) loss on sale of investment and mortgage-backed securities	—	(318)
Writedown of real estate owned	—	40
Gain on sale of loans	(40)	(26)
Proceeds from the sale of loans held for sale	2,765	4,937
Originations of loans held for sale	(2,725)	(4,911)
Share-based compensation expense	86	289
Holding (gains) losses on equity securities	(11)	18
Deferred income tax expense	124	—
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	324	(54)
Accrued interest payable	(1,814)	(2,290)
Other, net	(426)	(43)
Net cash used in operating activities	(106)	(597)
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(14,196)	(60,376)
Purchase of investment and mortgage-backed securities held to maturity	—	(2,500)
Loans originated or acquired	(73,715)	(32,974)
Principal collected on loans	56,310	29,463
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	247	902
Available-for-sale	35,502	23,346
Proceeds from sale of investment and mortgage-backed securities	—	17,774
Proceeds from redemption of FHLB stock	1,296	1,295
Purchase of FHLB stock	(960)	(2,468)
Purchases of equipment	(80)	(124)
Net cash provided by (used in) investing activities	4,404	(25,662)

	Three Months Ended December 31,
	2020	2019
	(Dollars in thousands)
FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, and savings accounts	(32,831)	24,371
Net increase (decrease) in certificates of deposit	10,345	(48,880)
Proceeds from FHLB advances - short term	—	40,000
Repayment of FHLB advances - long term	(5,354)	(8,748)
(Decrease) increase in advances from borrowers for taxes and insurance	(49)	977
Cash dividends paid	(571)	(622)
Purchase of treasury stock	(1,960)	—
Net cash provided by (used in) financing activities	(30,420)	7,098
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,122)	(19,161)
CASH AND CASH EQUIVALENTS—Beginning of period	117,081	47,968

CASH AND CASH EQUIVALENTS—End of period	$90,959	$28,807
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid on deposits and advances from FHLB	$5,820	$7,774

Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Lease adoption:
Right of use lease asset	—	1,415
Lease liability	—	1,536

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

Basis of presentation – The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The significant accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 72 through 76 of the Annual Report on Form 10-K for the year ended September 30, 2020.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. This

Update for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10-3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and or results of operations.

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

In October 2020, the FASB issued ASU 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, which codifies, as appropriate, the amended financial statement disclosure requirements in Regulation S-X Rules 13-01 and 13-02. The amendments became effective January 4, 2021. This Update did not have a significant impact on the Company’s financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which makes minor technical corrections and clarifications to the ASC. The amendments in Sections B and C of the ASU are effective for annual periods beginning after December 15, 2020, for public business entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2020, the FASB issued ASU 2020-11, Financial Services – Insurance (Topic 944), which was made in consideration of the implications of the Coronavirus Disease 2019 (COVID-19) pandemic on an insurance entity’s ability to effectively implement the amendments in Accounting Standards Update No. 2018-12, Financial Services— Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI). The amendments in this Update defer the effective date of LDTI for all entities by one year, as (1) for public business entities that meet the definition of an SEC filer and are not SRCs, LDTI is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years; and (2) for all other entities, LDTI is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and/or results of operations.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides optional temporary guidance for entities transitioning away from the London Interbank Offered Rate(LIBOR) and other interbank offered rates (IBORs) to new references rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic848. ASU 2021-01 clarifies that the derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments in this update do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and/or results of operations.

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2020		2019

	(Dollars in Thousands Except Per Share Data)
	Basic	Diluted	Basic	Diluted

Net income	$1,837	$1,837	$2,463	$2,463

Weighted average common shares outstanding	8,104,713	8,104,713	8,755,165	8,755,165

Effect of CSEs	—	21,077	—	170,827

Adjusted weighted average common shares used in earnings per share computation	8,104,713	8,125,790	8,755,165	8,925,992

Earnings per share	$0.23	$0.23	$0.28	$0.28

As of December 31, 2020 and 2019, there were 282,728 and 550,832 shares of common stock, respectively, subject to options with exercise prices less than the then current market and which were included in the computation of diluted earnings per share. At December 31, 2020 and 2019, there were 288,533 and 242,202 shares, respectively, that had exercise prices greater than the then current market value and were considered anti-dilutive at such dates.

3.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods presented:

	Three Months Ended December 31,			Three Months Ended December 31,
	2020	2020	2020	2019	2019	2019

			Total			Total
			accumulated			accumulated
	Unrealized gain	Unrealized gain (loss)	other	Unrealized gain	Unrealized gain (loss)	other
	(loss) on AFS	on interest rate swaps	comprehensive	(loss) on AFS	on interest rate swaps	comprehensive
	securities (a)	(a)	income (loss)	securities (a)	(a)	income (loss)
Beginning balance, October 1	$10,585	$(13,528)	$(2,943)	$8,098	$(6,906)	$1,192
Other comprehensive (loss) income before reclassification	1,636	1,100	2,736	(927)	1,810	883
Total other comprehensive income (loss)	12,221	(12,428)	(207)	7,171	(5,096)	2,075
Reclassification for net gains recorded in net income	—	—	—	(251)	—	(251)
Ending balance, December 31	$12,221	$(12,428)	$(207)	$6,920	$(5,096)	$1,824
(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

4.    INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$22,209	$148	$—	$22,357
State and political subdivisions	78,693	3,150	(553)	81,290
Mortgage-backed securities - U.S. government agencies	203,786	8,910	(30)	212,666
Corporate debt securities	80,737	4,264	(410)	84,591
Total debt securities available for sale	$385,425	$16,472	$(993)	$400,904

Securities Held to Maturity:
U.S. government and agency obligations	$1,000	$223	$—	$1,223
State and political subdivisions	18,049	911	—	18,960
Mortgage-backed securities - U.S. government agencies	3,541	288	—	3,829

Total securities held to maturity	$22,590	$1,422	$—	$24,012

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$22,241	$153	$—	$22,394
State and political subdivisions	79,099	1,940	(1,418)	79,621
Mortgage-backed securities - U.S. government agencies	226,863	9,774	(71)	236,566
Corporate debt securities	78,764	3,564	(545)	81,783
Total debt securities	$406,967	$15,431	$(2,034)	$420,364

Securities Held to Maturity:
U.S. government and agency obligations	$1,000	$236	$—	$1,236
State and political subdivisions	18,076	925	—	19,001
Mortgage-backed securities - U.S. government agencies	3,784	309	—	4,093

Total securities held to maturity	$22,860	$1,470	$—	$24,330

The Company recognized a holding gain on equity securities of $11,000 for the three months ended December 31, 2020 and a holding loss on equity securities of $18,000 during the three months ended December 31, 2019.

As of December 31, 2020, the Bank maintained $183.9 million of securities in a safekeeping account at the FHLB of Pittsburgh available to be used for collateral and convenience. As of December 31, 2020, the Bank was only required to hold $90.6 million as specific collateral for its borrowings from the FHLB of Pittsburgh; therefore the $93.3 million of excess securities as of such date were not restricted and could be sold or transferred if needed.

The following table shows the gross unrealized losses and related fair values of the Company’s investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position as of December 31, 2020:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
State and political subdivisions	$—	$—	$(553)	$21,401	$(553)	$21,401
Mortgage-backed securities -U.S. government agencies	(30)	20,648	—	—	(30)	20,648
Corporate debt securities	(410)	8,590	—	—	(410)	8,590

Total securities available for sale	$(440)	$29,238	$(553)	$21,401	$(993)	$50,639

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position as of September 30, 2020:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
State and political subdivisions	$(126)	$10,735	$(1,292)	$24,510	$(1,418)	$35,245
Mortgage-backed securities - US government agencies	(66)	10,025	(5)	584	(71)	10,609
Corporate debt securities	(545)	16,472	—	—	(545)	16,472

Total securities available for sale	$(737)	$37,232	$(1,297)	$25,094	$(2,034)	$62,326

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

For the three months ended December 31, 2020 and 2019, the Company did not record any credit losses on investment securities through earnings.

Mortgage-Backed Securities – At December 31, 2020, there were nine mortgage-backed security in a gross unrealized loss position for less than 12 months, while there were no securities in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and all of them are currently rated AAA by at least one bond credit rating agency. As a result, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2020.

Corporate Debt Securities – At December 31, 2020, there were two securities in a gross unrealized loss for less than 12 months, while there were no securities in a gross unrealized loss position for more than 12 months at such date. These securities were issued by publicly reporting companies with an investment grade rating by at least one bond credit rating agency. As a result, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2020.

State and political subdivisions – At December 31, 2020, there were no securities in a gross unrealized loss for less than 12 months, while there were seven securities in a gross unrealized loss position for more than 12 months at such date. The unrealized losses on these debt securities relate principally to the changes in market rates of interest in the financial markets and are not as a result of projected shortfall of cash flows. These securities were issued by local municipalities/school districts with an investment grade rating by at least one bond credit rating agency. As a result, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2020.

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

	December 31, 2020
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(Dollars in Thousands)
Due after one through five years	$6,716	$7,393	$31,215	$32,974
Due after five through ten years	8,285	8,485	50,706	52,907
Due after ten years	4,048	4,305	99,718	102,357

Total	$19,049	$20,183	$181,639	$188,238

During the three month period ended December 31, 2020, the Company sold no securities. During the three month period ended December 31, 2019, the Company sold securities with an aggregate amortized cost of $17.5 million , for a recognized aggregate gain of $318,000 (pre-tax).

5.    LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,	September 30,
	2020	2020

	(Dollars in Thousands)
One-to-four family residential	$245,292	$233,872
Multi-family residential	32,019	31,100
Commercial real estate	140,378	139,943
Construction and land development	257,723	260,648
Loans to financial institutions	—	6,000
Commercial business	21,923	12,916
Leases	127	176
Consumer	525	604

Total loans	697,987	685,259

Undisbursed portion of loans-in-process	(82,726)	(86,862)
Deferred loan fees	(1,060)	(1,794)
Allowance for loan losses	(8,318)	(8,303)

Net loans	$605,883	$588,300

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at December 31, 2020:

	One- to				Loans to
	four-	Multi-family	Commercial	Construction and	financial	Commercial
	family residential	residential	real estate	land development	institutions	business	Leases	Consumer	Unallocated		Total

	(Dollars in Thousands)

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$		$—
Collectively evaluated for impairment	2,011	457	1,935	2,828	—	319	3	6		759	8,318
Total ending allowance balance	$2,011	$457	$1,935	$2,828	$—	$319	$3	$6		$759	$8,318

Loans:
Individually evaluated for impairment	$3,086	$—	$1,329	$8,425	$—	$—	$—	$—			$12,840
Collectively evaluated for impairment	242,206	32,019	139,049	249,298	—	21,923	127	525			685,147
Total loans	$245,292	$32,019	$140,378	$257,723	$—	$21,923	$127	$525			$697,987

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at September 30, 2020:

	One- to				Loans to
	four-	Multi-family	Commercial	Construction and	financial	Commercial
	family residential	residential	real estate	land development	institutions	business	Leases	Consumer	Unallocated		Total

	(Dollars in Thousands)

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$		$—
Collectively evaluated for impairment	1,877	460	1,989	2,888	89	194	3	6		797	8,303
Total ending allowance balance	$1,877	$460	$1,989	$2,888	$89	$194	$3	$6		$797	$8,303

Loans:
Individually evaluated for impairment	$3,095	$—	$1,417	$8,525	$—	$—	$—	$—			$13,037
Collectively evaluated for impairment	230,777	31,100	138,526	252,123	6,000	12,916	176	604			672,222
Total loans	$233,872	$31,100	$139,943	$260,648	$6,000	$12,916	$176	$604			$685,259

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

The following table presents impaired loans by class as of December 31, 2020, segregated by those for which a specific allowance was required and those for which no specific allowance was required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans

	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$—	$—	$3,086	$3,086	$3,402
Commercial real estate	—	—	1,329	1,329	1,506
Construction and land development	—	—	8,425	8,425	10,806
Total	$—	$—	$12,840	$12,840	$15,714

The following table presents impaired loans by class as of September 30, 2020, segregated by those for which a specific allowance was required and those for which no specific allowance was required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans

	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$—	$—	$3,095	$3,095	$3,482
Commercial real estate	—	—	1,417	1,417	1,600
Construction and land development	—	—	8,525	8,525	10,906
Total	$—	$—	$13,037	$13,037	$15,988

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended December 31, 2020
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$3,091	$5	$—
Commercial real estate	1,373	—	—
Construction and land development	8,475	—	—
Total impaired loans	$12,939	$5	$—

	Three Months Ended December 31, 2019
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$4,593	$3	$9
Multi-family residential	148	—	—
Commercial real estate	1,769	—	1
Construction and land development	8,750	—	—
Consumer	31	—	—
Total impaired loans	$15,291	$3	$10

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

	December 31, 2020
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans

	(Dollars in Thousands)
One-to-four residential	$240,781	$1,425	$3,086	$—	$245,292
Multi-family residential	32,019	—	—	—	32,019
Commercial real estate	129,213	9,836	1,329	—	140,378
Construction and land development	249,298	—	8,425	—	257,723
Commercial business	21,923	—	—	—	21,923
Total	$673,234	$11,261	$12,840	$—	$697,335

	September 30, 2020
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans

	(Dollars in Thousands)
One-to-four residential	$229,361	$1,416	$3,095	$—	$233,872
Multi-family residential	31,100	—	—	—	31,100
Commercial real estate	128,527	9,999	1,417	—	139,943
Construction and land development	252,123	—	8,525	—	260,648
Loans to financial institutions	6,000	—	—	—	6,000
Commercial business	12,916	—	—	—	12,916
Total	$660,027	$11,415	$13,037	$—	$684,479

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

	December 31, 2020
		Non-	Total
	Performing	Performing	Loans

	(Dollars in Thousands)
Leases	$127	$—	$127
Consumer	525	—	525
Total	$652	$—	$652

	September 30, 2020
		Non-	Total
	Performing	Performing	Loans

	(Dollars in Thousands)
Leases	$176	$—	$176
Consumer	604	—	604
Total	$780	$—	$780

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following tables present the loan categories of the loan portfolio summarized by the aging categories of performing loans, delinquent loans and nonaccrual loans:

	December 31, 2020
							90 Days+
		30‑89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing

	(Dollars in Thousands)
One-to-four family residential	$241,013	$1,408	$2,871	$4,279	$245,292	$3,086	$—
Multi-family residential	32,019	—	—	—	32,019	—	—
Commercial real estate	136,787	2,262	1,329	3,591	140,378	1,329	—
Construction and land development	249,298	—	8,425	8,425	257,723	8,425	—
Commercial business	21,923	—	—	—	21,923	—	—
Leases	127	—	—	—	127	—
Consumer	525	—	—	—	525	—	—
Total Loans	$681,692	$3,670	$12,625	$16,295	$697,987	$12,840	$—

	September 30, 2020
							90 Days+
		30‑89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing

	(Dollars in Thousands)
One-to-four family residential	$231,196	$523	$2,153	$2,676	$233,872	$3,095	$—
Multi-family residential	31,100	—	—	—	31,100	—	—
Commercial real estate	136,225	2,301	1,417	3,718	139,943	1,417	—
Construction and land development	252,123	—	8,525	8,525	260,648	8,525	—
Commercial business	12,916	—	—	—	12,916	—	—
Loans to financial institutions	6,000	—	—	—	6,000	—	—
Leases	176	—	—	—	176	—
Consumer	604	—	—	—	604	—	—
Total Loans	$670,340	$2,824	$12,095	$14,919	$685,259	$13,037	$—

The allowance for loan losses is established through a provision for loan losses charged to expense. The Company maintains the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses no less than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio in view of these inherent losses. For each primary type of loan, a loss factor is established reflecting an estimate of the known and inherent losses in such loan type contained in the portfolio using both a quantitative analysis as well as consideration of qualitative factors. The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the Company’s loans, the value of collateral securing the loans, the borrowers’ ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. For the three months ended December 31, 2020 the analysis took into account the pandemic and its effects on the Company's business, especially with respect to commercial real estate, commercial business and construction and land development loans.

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

The following tables summarize the primary segments of the allowance for loan losses. Activity in the allowance is presented for the three month periods ended December 31, 2020 and 2019:

	Three Months Ended December 31, 2020
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at September 30, 2020	$1,877	$460	$1,989	$2,888	$194	$89	$3	$6	$797	$8,303
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	14	—	—	—	—	15
Provision	133	(3)	(54)	(60)	111	(89)	—	—	(38)	—
ALLL balance at December 31, 2020	$2,011	$457	$1,935	$2,828	$319	$—	$3	$6	$759	$8,318

	Three Months Ended December 31, 2019
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at September 30, 2019	$1,002	$315	$1,257	$2,034	$206	$63	$5	$13	$498	$5,393
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	10	—	—	10
Provision	(3)	(60)	24	171	(5)	—	(11)	(1)	10	125
ALLL balance at December 31, 2019	$999	$255	$1,281	$2,205	$201	$63	$4	$12	$508	$5,528

The Company recorded no provision for loan losses for the three months period ended December 31, 2020, compared to a provision of $125,000 for loan losses for the three months period in fiscal 2019. During the quarter ended December 31, 2020, the Company recorded no charge offs and recoveries of $15,000. During the quarter ended December 31, 2019, the Company recorded no charge offs and recoveries of $10,000.

At December 31, 2020, the Company had four loans aggregating $4.9 million that were classified as TDRs. Three of the TDRs, totaling $4.5 million, which are on non-accrual, are a part of a troubled lending relationship totaling $10.5 million. The remaining TDR is also on non-accrual and consists of a $403,000 loan secured by a single-family property; the loan is performing in accordance with the restructured terms.

The Company did not restructure any loans, as a TDR, during the three months ended December 31, 2020, or during the three months ending December 31, 2019.

No TDRs defaulted during the three month periods ending December 31, 2020 or 2019.

6.    DEPOSITS

Deposits consist of the following major classifications:

	December 31,		September 30,
	2020		2020
	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Non-interest-bearing checking accounts	$28,820	3.9%	$30,002	3.9%
Interest-bearing checking accounts	96,396	12.9%	135,797	17.6%
Money market deposit accounts	116,256	15.5%	111,105	14.4%
Passbook, club and statement savings	227,035	30.3%	224,435	29.1%
Certificates maturing in six months or less	141,956	19.0%	125,165	16.2%
Certificates maturing in more than six months	137,996	18.4%	144,445	18.8%

Total	$748,459	100.0%	$770,949	100.0%

Certificates in the amount of $250,000 and over totaled $75.9 million as of December 31, 2020 and $76.6 million as of September 30, 2020.

7.    ADVANCES FROM FEDERAL HOME LOAN BANK – SHORT TERM

As of December 31, 2020 and September 30, 2020 outstanding balances and related information regarding short-term borrowings from the FHLB are summarized as follows:

	December 31,	September 30,
(Dollar Amounts in Thousands)	2020	2020
Balance at year-end	$25,000	$25,000
Weight-average rate at year-end	0.39%	0.39%

As of December 31, 2020 and September 30, 2020, the $25.0 million of borrowings consisted of one 90-day FHLB advance associated with an interest rate swap contract.

The Bank maintains borrowing facilities with the FHLB of Pittsburgh, Atlantic Community Bankers Bank (“ACBB”) and the Federal Reserve Bank of Philadelphia, the terms and interest rates of which are subject to change on the date of execution of borrowings. Available borrowings are based on collateral with the facility. The Bank maintains unsecured borrowing facilities with ACBB and PNC for $12.5 million and $10.0 million, respectively. There were  no draws on either facility as of December 31, 2020.

8.    ADVANCES FROM FEDERAL HOME LOAN BANK – LONG TERM

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by a blanket collateral of loans held by the Bank and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of December 31, 2020 and September 30, 2020 are as follows:

Lomg-term FHLB advances:	Maturity range		Weighted average	Stated interest rate range		December 31,	September 30,
Description	from	to	interest rate	from	to	2020	2020

						(Dollars in Thousands)
Fixed Rate - Amortizing	1‑Oct‑20	30‑Sep‑21	2.79%	2.64%	2.83%	$3,076	$5,179
Fixed Rate - Amortizing	1‑Oct‑21	30‑Sep‑22	2.86%	1.99%	3.05%	4,707	5,523
Fixed Rate - Amortizing	1‑Oct‑22	30‑Sep‑23	2.89%	1.94%	3.11%	4,842	5,265
Total			2.85%			12,625	15,967

Fixed Rate - Advances	1‑Oct‑20	30‑Sep‑21	2.30%	1.42%	2.35%	15,996	17,996
Fixed Rate - Advances	1‑Oct‑21	30‑Sep‑22	2.31%	1.94%	3.23%	63,282	63,293
Fixed Rate - Advances	1‑Oct‑22	30‑Sep‑23	2.52%	2.00%	3.22%	94,999	94,999
Fixed Rate - Advances	1‑Oct‑23	30‑Sep‑24	2.88%	2.38%	3.20%	67,998	67,998
Total			2.55%			242,275	244,286

			2.57%		Total	$254,900	$260,253

9.    DERIVATIVES

The Bank has contracted with a third party to participate in interest rate swap contracts. There were thirteen cash flow hedges tied to wholesale funding at both December 31, 2020 and September 30, 2020. These interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. During the quarter ended December 31, 2020, $2,000 of income was recognized as ineffectiveness through earnings, while $4,000 of expense was recognized as ineffectiveness through earnings during the comparable period in fiscal 2019. There were nine interest rate swaps designated as fair value hedges involving the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements that were applicable to three loans and seven investment securities as of both December 31, 2020 and September 30, 2020. There was $26.3 million on deposit with the counterparty as collateral for the hedges at December 31, 2020. The fair value is recorded in the other liabilities section of the statement of financial condition.

Below is a summary of the interest rate swap agreements and their terms as of December 31, 2020.

2020
Hedged	Notional	Pay Rate		Receive	Maturity Date		Unrealized
Item	Amount	from	to	Rate	from	to	Gain (Loss)
(Dollars in Thousands)
State and political subdivisions	$21,570	3.06%	3.07%	3 Mth Libor	1-Feb-27	1-May-28	$(3,501)
Commercial loans	23,656	4.10%	5.74%	1 Mth Libor +225 to 276 bp	13-Jun-25	1-Aug-26	—
30 day wholesale funding	90,000	1.36%	2.70%	1 Mth Libor	15-Feb-24	12-Jun-26	(5,563)
90 day wholesale funding	135,000	2.51%	2.78%	3 Mth Libor	11-Jan-24	27-Mar-24	(10,168)

							$(19,232)

Below is a summary of the interest rate swap agreements and their terms as of September 30, 2020.

2020
Hedged	Notional	Pay Rate		Receive	Maturity Date		Unrealized
Item	Amount	from	to	Rate	from	to	Gain (Loss)
(Dollars in Thousands)
State and political subdivisions	$21,570	3.06%	3.07%	3 Mth Libor	1-Feb-27	1-May-28	$(3,834)
Commercial loans	23,656	4.10%	5.74%	1 Mth Libor +225 to 276 bp	13-Jun-25	1-Aug-26	—
30 day wholesale funding	90,000	1.36%	2.70%	1 Mth Libor	15-Feb-24	12-Jun-26	(6,157)
90 day wholesale funding	135,000	2.51%	2.78%	3 Mth Libor	11-Jan-24	27-Mar-24	(10,969)

							$(20,960)

All interest swaps are carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”

10.  INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	December 31,	September 30,
	2020	2020

	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$2,058	$2,071
Nonaccrual interest	590	561
Accrued vacation	16	16
Capital loss carryforward	4	4
Split dollar life insurance	9	9
Post-retirement benefits	71	72
Realized loss on equity securities	—	3
Unrealized losses on interest rate swaps	3,301	3,596
Deferred compensation	784	781
Goodwill	55	58
Lease liability	285	—
Other	89	48
Employee benefit plans	201	187
Total deferred tax assets	7,463	7,406
Valuation allowance	(4)	(4)
Total deferred tax assets, net of valuation allowance	7,459	7,402

Deferred tax liabilities:
Property	195	137
Right of Use	261	—
Realized gain on equity securities	9	—
Unrealized gains on available for sale securities	3,259	2,813
Purchase accounting adjustments	341	321
Deferred loan fees	343	229
Total deferred tax liabilities	4,408	3,500
Net deferred tax assets	$3,051	$3,902

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be fully realized through future reversals of existing taxable temporary differences and/or, to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains recognized over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The  valuation allowance totaled $4,000 at both December 31, 2020 and September 30, 2020.

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

11.  STOCK COMPENSATION PLANS

The Company maintains the 2008 Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the RRP purchased 213,528 shares (on a converted basis) of the Company’s common stock in the open market for an aggregating cost of approximately $2.5 million, at an average purchase price per share of $11.49. The Company made sufficient contributions to the RRP to fund these purchases. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares of common stock can be awarded as restricted stock awards or units, of which 233,500 shares were awarded during February 2015. In August 2016, the Company granted 7,473 awards covering shares under the RRP and 3,027 shares under the 2014 SIP. In March 2017, the Company granted awards covering 17,128 shares under the 2014 SIP. In March 2018, the Company granted awards covering 8,209 shares under the RRP and 18,291 shares under the 2014 SIP. Shares subject to awards under either plan generally vest at the rate of 20% per year over five years. No further grants may be made pursuant to the RRP in accordance with its terms.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three months ended December 31, 2020, an aggregate of $43,000 was recognized in compensation expense for the grants pursuant to the RRP and the 2014 SIP. During the three months ended December 31, 2019, $136,000 was recognized in compensation expense for the grants pursuant to the RRP and the 2014 SIP. At December 31, 2020, approximately $280,000 in additional compensation expense for unvested shares awarded related to the RRP and 2014 SIP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the three months ended December 31, 2020 is presented in the following table:

Three Months Ended
December 31, 2020
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested stock awards at October 1, 2020	23,056	$17.78
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested stock awards at December 31, 2020	23,056	$17.78

The Company maintains the 2008 Stock Option Plan (the “Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares (on a converted basis) of common stock were approved for future issuance pursuant to the Option Plan. As of September 30, 2018, all of the options had been awarded under the Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 605,000 shares were awarded during February 2015 pursuant to the 2014 SIP. During August 2016, the Company granted options covering 18,866 shares under the Option Plan and 8,634 shares under the 2014 SIP. In March 2017, the Company granted options covering 22,828 shares under the 2014 SIP. In May 2017, the Company granted options covering 25,000 shares under the 2014 SIP and 283 shares under the Option Plan. In March 2018, the Company granted options covering 159,265 shares under the 2014 SIP and 18,235 shares under the Option Plan. In July 2019, the Company granted options covering 39,702 shares under the 2014 SIP. In September 2020, the Company granted 12,500 shares under the 2014 SIP.  No further grants may be made pursuant to the Option Plan.

A summary of the status of the Company’s stock options under the Option Plan and the 2014 SIP as of December 31, 2020 is presented below:

	Three Months Ended
	December 31, 2020
	Number of	Weighted Average
	Shares	Exercise Price
Options outstanding at October 1, 2020	571,258	$14.58
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2020	571,258	$14.58
Exercisable at the December 31, 2020	397,465	$13.45

The weighted average remaining contractual term was approximately 5.9 years for options outstanding as of December 31, 2020.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013, $4.67 for the options granted during fiscal 2014, $4.58 for options granted during fiscal 2015, $2.13 for options granted during fiscal 2016, $3.18 for options granted during fiscal 2017, $3.63 for options granted during fiscal 2018, $3.38 for options granted in fiscal 2019 and $2.31 for options granted in 2020. The fair value for grants made in fiscal 2017 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $17.43, term of seven years, volatility rate of 14.37%, interest rate of 2.22% and a yield rate of 0.69%. The fair value for grants made in fiscal 2018 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $18.46, term of seven years, volatility rate of 15.90%, interest rate of 2.82% and a yield rate of 1.08%. The fair value for grants made in fiscal 2019 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $18.16, term of seven years, volatility rate of 17.76%, interest rate of 1.87% and a yield rate of 1.10%. The fair value for grants made in fiscal 2020 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $10.00, term of seven years, volatility rate of 33.22%, interest rate of 0.41% and a yield rate of 2.80%.

During the three months ended December 31, 2020 and 2019, $43,000 and $229,000, respectively, was recognized in compensation expense for options granted pursuant to the Option Plan and the 2014 SIP.

At December 31, 2020, there was approximately $380,000 in additional compensation expense to be recognized for awarded options which remained outstanding and unvested at such date. The weighted average period over which this expense will be recognized is approximately 2.6 years.

12.  COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2020, the Company had $69.1 million in outstanding commitments to originate loans with market interest rates ranging from 3.25% to 5.00%. At September 30, 2020, the Company had $29.9 million in outstanding commitments to originate loans with market interest rates ranging from 3.25% to 4.75%. The aggregate undisbursed portion of loans-in-process amounted to $82.7 million at December 31, 2020 and $86.9 million at September 30, 2020.

The Company also had commitments under unused lines of credit of $34.5 million as of December 31, 2020 and $40.1 million as of September 30, 2020 and letters of credit outstanding of $1.1 million as of December 31, 2020 and $1.1 million as of September 30, 2020.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At December 31, 2020, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $1.0 million. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

13.  FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2020 and September 30, 2020, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets and liabilities as of December 31, 2020 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$—	$22,357	$—	$22,357
State and political subdivisions	—	81,290	—	81,290
Mortgage-backed securities - U.S. Government agencies	—	212,666	—	212,666
Corporate bonds	—	84,591	—	84,591
Equity securities	62	—	—	62
Total	$62	$400,904	$—	$400,966

Liabilities:
Interest rate swap contracts	$—	$19,232	$—	$19,232
Total	$—	$19,232	$—	$19,232

Those assets and liabilities as of September 30, 2020 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$—	$22,394	$—	$22,394
State and political subdivisions	—	79,621	—	79,621
Mortgage-backed securities - U.S. Government agencies	—	236,566	—	236,566
Corporate bonds	—	81,783	—	81,783
Equity securities	51	—	—	51
Total	$51	$420,364	$—	$420,415

Liabilities:
Interest rate swap contracts	$—	$20,960	$—	$20,960
Total	$—	$20,960	$—	$20,960

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

			Fair Value Measurements at
	Carrying	Fair	December 31, 2020
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in Thousands)
Assets:
Investment and mortgage-backed securities held to maturity	$22,590	$24,012	$—	$24,012	$—
Loans receivable, net	605,883	607,763	—	—	607,763

Liabilities:
Certificates of deposit	279,952	288,137	288,137	—	—
Advances from FHLB -long-term	254,900	267,966	267,966	—	—

			Fair Value Measurements at
	Carrying	Fair	September 30, 2020
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in Thousands)
Assets:
Investment and mortgage-backed securities held to maturity	$22,860	$24,330	$—	$24,330	$—
Loans receivable, net	588,300	593,768			593,768

Liabilities:
Certificates of deposit	269,610	278,224	278,224	—	—
Advances from FHLB -long-term	260,253	274,172	274,172	—	—

14. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp, Inc. on January 1, 2017.

	Balance			Balance
	October 1,	Additions/		December 31,	Amortization
	2020	Adjustments	Amortization	2020	Period

			(Dollars in Thousands)
Goodwill	$6,102	$—	$—	$6,102
Core deposit intangible	340	—	(26)	314	10 years
	$6,442	$—	$(26)	$6,416

As of December 31, 2020, the current fiscal year and the future fiscal periods amortization expense for the core deposit intangible is:

(in Thousands)

2021	$67
2022	78
2023	64
2024	49
2025	34
Thereafter	22
$314

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

As of December 31, 2020, operating lease ROU assets were $1.3 million and operating lease liabilities were $1.4 million. Operating lease costs of $53,000 were recognized for the three month period ended December 31, 2020.

The following table summarizes other information related to our operating leases:

December 31, 2020
Weighted-average remaining lease term - operating leases in years	7.10
Weighted-average discount rate - operating leases	2.0%

The following table presents aggregate lease maturities and obligations as of December 31, 2020:

(Dollars in Thousands)

2021	$157
2022	213
2023	216
2024	220
2025	231
2025 and thereafter	423
Total lease payments	1,460
Less: interest	102
Present value of lease liabilities	$1,358

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K for the year ended September 30, 2020 (the “Form 10-K”).

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

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Losses are charged against the allowance for loan losses when management believes that the collectability in full of the principal of a loan is unlikely. Subsequent recoveries are added to the allowance. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairments based upon an evaluation of known and inherent losses in the loan portfolio that are both probable and reasonable to estimate. For the quarter ended December 31, 2020, the analysis took into account the exposure to credit deterioration due to the COVID-19 pandemic. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to criticized and classified loans.

Management monitors its allowance for loan losses at least quarterly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends. In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

●	Levels of past due, classified, criticized and non-accrual loans, troubled debt restructurings and loan modifications;
●	Nature and volume of loans;
●	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries and for commercial loans, the level of loans being approved with exceptions to the Bank’s lending policy;
●	Experience, ability and depth of management and staff;
●	National and local economic and business conditions, including various market segments, especially in light of the effects of the COVID-19 pandemic and actions taken to address it on both the national and local economies;
●	Quality of the Bank’s loan review system and the degree of Board oversight;
●	Concentrations of credit and changes in levels of such concentrations; and
●	Effect of external factors on the level of estimated credit losses in the current portfolio.

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

Investment and mortgage-backed securities available for sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no securities with a Level 3 classification as of December 31, 2020 or September 30, 2020.

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

In addition to factors previously disclosed in the reports filed by the Company with the Securities and Exchange Commission (“SEC”) and those identified elsewhere in this press release, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; general economic conditions; the scope and duration of the COVID-19 pandemic; the effects of the COVID-19 pandemic, including on the Company’s credit quality and operations as well as its impact on general economic conditions; legislative and regulatory changes including actions taken by governmental authorities in response to the COVID-19 pandemic; monetary and fiscal policies of the federal government; the effect of the Federal Reserve’s Open Market Committee’s reduction in the federal funds rate to near zero percent; changes in tax policies, rates and regulations of federal, state and local tax authorities including the effects of the Tax Reform Act; changes in interest rates, deposit flows, the cost of funds, demand for loan products, including potential declines in demand due to the COVID-19 pandemic, and the demand for financial services, in each case as may be affected by the COVID-19 pandemic, competition, changes in the quality or composition of the Company’s loan, investment and mortgage-backed securities portfolios; geographic concentration of the Company’s business; fluctuations in real estate values, especially in light of the COVID-19 pandemic; the adequacy of loan loss reserves; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.

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

The following discussion provides further details on the financial condition of the Company at December 31, 2020 and September 30, 2020, and the results of operations for the three months ended December 31, 2020 and 2019.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2020 AND SEPTEMBER 30, 2020

At December 31, 2020, the Company had total assets of $1.2 billion compared to $1.2 billion at September 30, 2020, decreasing slightly by $29.0 million as of December 31, 2020. At December 31, 2020, net loans receivable increased by $17.6 million to $605.9 million at December 31, 2020 from $588.3 million at September 30, 2020. Offsetting the increase in net loans was a $19.7 million decrease in investment securities to $423.5 million as of December 31, 2020 as compared to $443.2 million at September 30, 2020 primarily as a result of calls and paydowns of amortizing mortgage-backed securities, combined with a $26.1 million decrease in cash and cash equivalents.

Total liabilities decreased by $32.2 million during the quarter to $1.1 billion at December 31, 2020 due primarily to a $22.5 million decrease in deposits and a $5.4 million decrease in borrowings. The reduction in deposits was primarily due to the maturity of wholesale deposits and certificates of deposit. At December 31, 2020, the Company had FHLB advances outstanding of $279.9 million, as compared to $285.3 million at September 30, 2020 as the Company allowed higher costing FHLB borrowings to run-off as they matured in order to reduce its cost of funds. All of the borrowings have maturities of less than five years.

Total stockholders’ equity increased by $2.1 million to $131.2 million at December 31, 2020 from $129.1 million at September 30, 2020. The increase was primarily due to net income of $1.8 million.  Also contributing to the increase was a $2.7 million increase in the fair value of investment securities held for sale and swaps.  These increases were partially offset by stock repurchases of $2.0 million and dividend payments totaling $570,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

Net income. The Company reported net income of $1.8 million, or $0.23 per basic share and diluted share, for the quarter ended December 31, 2020 as compared to $2.5 million, or $0.28 per basic share and diluted share, for the same quarter in fiscal 2019.

Net interest income. For the three months ended December 31, 2020, net interest income decreased to $5.7 million as compared to $6.3 million for the same period in fiscal 2019. The decrease reflected the effects of a $2.1 million, or 18.1%, decrease in interest income partially offset by a decrease of $1.5 million or 27.0%, in interest paid on deposits and borrowings. The weighted average yield on interest-earning assets decreased by 35 basis points, to 3.44% for the quarter ended December 31, 2020 from the comparable period in 2019 due to the decline in market yields of interest, in particular as a result of the Federal Reserve’s Open Market Committee’s action to reduce the Federal Funds Rate in early 2020. The weighted average cost of borrowings and deposits decreased to 1.59% for the quarter ended December 31, 2020 from 1.96% for the comparable period in 2019 due to decreases in market rates of interest which affected both deposit and borrowing costs. The net interest margin remained relatively flat, modestly decreasing to 2.02% during the quarter ended December 31, 2020 from 2.03% during the comparable period in 2019. The slight decline reflected the effects of the composition of the Bank’s deposit base, the intense competition for locally sourced deposits and the increased use of borrowings combined with changes in market rates of interest that are more rapidly reflected in the cost of our interest-bearing liabilities than the yield on our interest-earning assets.

In addition, with the unexpected significant decline in the Wall Street Journal Prime Rate (“WSJ Prime”) during the second half of fiscal 2020 as a result of actions taken to address the COVID-19 pandemic, a significant portion of the Company’s commercial real estate and construction loan loans which bear generally adjustable rates experienced downward adjustments in the interest rates borne by such loans beginning in the third quarter of fiscal 2020.

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

	Three Months			Three Months
	Ended December 31,			Ended December 31,
	2020			2019
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Interest-earning assets:
Investment securities	$209,764	$1,715	3.24%	$231,402	$2,084	3.57%
Mortgage-backed securities	224,157	1,616	2.86	371,243	2,793	2.98
Loans receivable (2)	601,637	6,275	4.14	590,422	6,830	4.59
Other interest-earning assets	81,817	84	0.41	45,534	120	1.05
Total interest-earning assets	1,117,375	9,690	3.44	1,238,601	11,827	3.79
Cash and non-interest-bearing balances	2,501			2,125
Non-interest-earning assets	69,375			56,214
Total assets	$1,189,251			$1,296,940
Interest-bearing liabilities:
Savings accounts	$59,983	$1	0.01	$79,958	$7	0.03
Checking and money market accounts	371,757	966	1.03	146,782	365	0.99
Certificate accounts	271,943	1,202	1.75	490,019	2,752	2.23
Total deposits	703,683	2,169	1.22	716,759	3,124	1.73
Advances from Federal Home Loan Bank	291,933	1,836	2.50	389,629	2,359	2.40
Advances from borrowers for taxes and insurance	2,611	1	0.15	2,767	1	0.14
Total interest-bearing liabilities	998,227	4,006	1.59	1,109,155	5,484	1.96
Non-interest-bearing liabilities
Non interest-bearing demand accounts	28,553			18,742
Other liabilities	31,170			13,537
Total liabilities	1,057,950			1,141,434
Stockholders' equity	131,301			155,506
Total liabilities and stockholders' equity	$1,189,251			$1,296,940
Net interest-earning assets	$119,148			$129,446
Net interest income, interest rate spread		$5,684	1.85%		$6,343	1.83%
Net interest margin (3)			2.02%			2.03%
Average interest-earning assets to average interest-bearing liabilities		111.94%			111.67%

(1)	Yields and rates for the three month periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for loan losses. The Company recorded no provision for loan losses for the three months ended December 31, 2020 as the $3.0 million provision expense incurred in fiscal 2020, combined with minimal recent charge-offs was deemed sufficient to maintain the allowance at a level sufficient to cover all interest and known losses in the current portfolio.  A $125,000 provision expense was required for the comparable period in 2019. During the three months ended December 31, 2020 and 2019, the Company recorded recoveries of $15,000 and $10,000, respectively, and did not record any charge offs in either of the periods. Although our COVID-19 loan deferrals were as high as $149.7 million during portions of fiscal 2020, all existing deferrals had ended by September 30, 2020 and December 31, 2020. All such loans were current as of December 31, 2020.

The allowance for loan losses totaled $8.3 million, or 1.4% of total loans and 64.9% of total non-performing loans at December 31, 2020 (which included loans acquired at their fair value as a result of the acquisition of Polonia Bancorp, Inc. (“Polonia”) as of January 1, 2017) as compared to $8.3 million, or 1.4% of total loans and 63.7% of total non-

performing loans at September 30, 2020. The Company believes that the allowance for loan losses at December 31, 2020 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

At December 31, 2020, the Company’s non-performing assets totaled $12.8 million or 1.1% of total assets as compared to $13.0 million or 1.1% of total assets at September 30, 2020.  Non-performing assets at December 31, 2020 included five construction loans aggregating $8.4 million, 27 one-to-four family residential loans aggregating $3.1 million, and three commercial real estate loans aggregating $1.3 million. At December 31, 2020, the Company had four loans totaling $4.9 million that were classified as troubled debt restructurings (“TDRs”). One TDR is on non-accrual and consists of a $404,000 loan secured by a single-family property and is performing in accordance with the restructured terms. The three remaining TDRs totaling $4.5 million are also on non-accrual and are a part of a lending relationship totaling $10.3 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower. As previously disclosed, subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in June 2017. The Bank moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings. Nine units have been sold in the project and a portion of the proceeds have been applied against the outstanding debt. See Item 1- Legal Proceedings in Part II of this Form 10-Q for more information about the litigation.

At December 31, 2020, the Company had $2.3 million of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of five one-to-four family residential loans totaling $644,000,  and one commercial real estate loan in the amount of $1.7 million. At September 30, 2019, the Company had $845,000 of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of seven one-to-four family residential loans totaling $750,000 and two consumer loans totaling $95,000.

At December 31, 2020, the Company also had a total of 20 loans aggregating $11.3 million that had been designated “special mention”. These loans consist of 13 one-to-four family residential loans totaling $1.4 million and seven commercial real estate loans totaling $9.8 million. At September 30, 2020, we had a total of 21 loans aggregating $11.4 million designated as “special mention”.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal and/or interest and real estate owned) as of December 31, 2020 and September 30, 2020. At neither date did the Company have any loans 90 days or more past due that were accruing.

	December 31,	September 30,
	2020	2020

Non-accruing loans:
One-to-four family residential	$3,086	$3,095
Commercial real estate	1,329	1,417
Construction and land development	8,425	8,525
Total non-accruing loans	12,840	13,037
Other real estate owned, net (1)	—	—
Total non-performing assets	$12,840	$13,037

Total non-performing loans as a percentage of loans	2.12%	2.22%
Total non-performing loans as a percentage of total assets	1.07%	1.07%
Total non-performing assets as a percentage of total assets	1.07%	1.07%

Non-interest income. With respect to the quarter ended December 31, 2020, non-interest income amounted to $537,000 as compared to $832,000 for the same quarter in fiscal 2020. Non-interest income was lower in the first quarter of fiscal 2021 as compared to the first quarter of fiscal 2020 primarily due to the recognition of $318,000 in gains from sales of an aggregate of $17.2 million of investment and mortgage-backed securities in the period ended December 31, 2019 which were not repeated in the current period.

Non-interest expense. Non-interest expense stayed relatively stable increasing modestly from $4.0 million for the three month period ended December 3, 2019 to $4.1 million for the three months ended December 31, 2020.

Income tax expense. For the three-month period ended December 31, 2020, the Company recorded income tax expense of $286,000, compared to income tax expense of $566,000 for the same period in the prior year due.  The reduction in tax expense was primarily due to reductions in net income before taxes for the  applicable periods.

COVID-19 Related Information

As noted above, in response to the current situation surrounding the COVID-19 pandemic, the Company is providing assistance to its customers in a variety of ways.   The Company  participated in the Paycheck Protection Program offered under the CARES Act as a Small Business Administration (“SBA”) lender. We are currently working with a third party in order for our customers to be able to participate in the updated PPP loan program adopted as part of the COVID-19 stimulus bill enacted in December 2020 as part of the 2021 Consolidated Appropriations Act.

The primary method of relief is to allow the borrower to defer their loan payments for three months (and extending the term of the loan accordingly). The CARES Act and regulatory guidelines suspend temporarily the determination of certain loan modifications related to the COVID-19 pandemic from being treated as TDRs. See “Asset Quality” above”.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. The Company also maintains excess funds in short-term, interest-earning assets that provide additional liquidity. At December 31, 2020, the Company’s cash and cash equivalents amounted to $91.0 million. In addition, its available-for-sale investment securities amounted to an aggregate of $400.9 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2020, the Company had $69.1 million in outstanding commitments to originate loans, not including loans in process. The Company also had commitments under unused lines of credit of $34.5 million and letters of credit outstanding of $1.1 million at December 31, 2020. Certificates of deposit as of December 31, 2020 that are maturing in one year or less totaled $186.7 million.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the FHLB of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans, certain investment securities as well as our stock in the FHLB as collateral for such advances. At December 31, 2020, we had $279.9 million in outstanding FHLB advances and had the ability to obtain an additional $94.4 million in FHLB advances. The Bank maintains unsecured borrowing facilities with ACBB and PNC for $12.5 million and $10.0 million, respectively. There were  no draws on either facility as of December 31, 2020. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of December 31, 2020 and September 30, 2020 and compares them to current regulatory guidelines. The Company is not subject to capital ratios imposed by Basel III on bank holding companies because the Company is deemed to be a small bank holding company. Accordingly, the Company’s regulatory capital ratios are provided for informational purposes only.

			To Be
			Well Capitalized
			Under Prompt
		Required for Capital	Corrective
		Adequacy	Action
	Ratio	Purposes	Provisions

December 31, 2020:
Tier 1 capital (to average assets)
Company	10.57%	N/A	N/A
Bank	10.42%	4.00%	5.0%
Tier 1 Common (to risk-weighted assets)
Company	17.11%	N/A	N/A
Bank	16.87%	4.5%	6.5%
Tier 1 capital (to risk-weighted assets)
Company	17.11%	N/A	N/A
Bank	16.87%	6.0%	8.0%
Total capital (to risk-weighted assets)
Company	18.31%	N/A	N/A
Bank	18.07%	8.0%	10.0%

September 30, 2020:
Tier 1 capital (to average assets)
Company	10.34%	N/A	N/A
Bank	10.51%	4.00%	5.0%
Tier 1 Common (to risk-weighted assets)
Company	17.21%	N/A	N/A
Bank	16.88%	4.5%	6.5%
Tier 1 capital (to risk-weighted assets)
Company	17.21%	N/A	N/A
Bank	16.88%	6.0%	8.0%
Total capital (to risk-weighted assets)
Company	18.41%	N/A	N/A
Bank	18.08%	8.0%	10.0%

Effective January 1, 2020, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (the “CBLR”) requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios (which requirement has been temporarily decreased to 8% under the CARES Act). The CBLR is equal to Tier 1 capital divided by average total consolidated assets. In order to qualify for the CBLR election, a community bank must (i) have a leverage capital ratio greater than 9 percent, (2) have less than $10 billion in average total consolidated assets, (3) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities and (4) not be an advanced approaches banking organization. A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be “well capitalized” under the prompt corrective action rules. The Bank choose to not elect to use the CBLR requirement.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2020, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2020, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization, anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 12.7% to 32.5%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.5% to 41.0%. For savings accounts, checking accounts and money markets, the decay rates vary on an annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities	$41,257	$57,133	$96,174	$84,302	$125,770	$404,636
Loans receivable(2)	172,323	116,377	167,002	73,023	86,536	615,261
Other interest-earning assets (3)	88,245	1,106	498	498	—	90,347
Total interest-earning assets	$301,825	$174,616	$263,674	$157,823	$212,306	$1,110,244

Interest-bearing liabilities:
Savings accounts	$3,107	$9,487	$14,655	$11,403	$96,685	$135,337
Checking and money market accounts	7,763	23,289	21,951	150,388	100,959	304,350
Certificate accounts	56,965	79,753	73,086	70,148	—	279,952
Advances from Federal Home Loan Bank	3,343	43,794	163,265	69,498	—	279,900
Real estate tax escrow accounts	2,749	—	—	—	—	2,749
Total interest-bearing liabilities	$73,927	$156,323	$272,957	$301,437	$197,644	$1,002,288

Interest-earning assets less interest-bearing liabilities	$227,898	$18,293	$(9,283)	$(143,614)	$14,662	$107,956

Cumulative interest-rate sensitivity gap(4)	$227,898	$246,191	$236,908	$93,294	$107,956

Cumulative interest-rate gap as a percentage of total assets at December 31, 2020	18.63%	20.12%	19.37%	7.63%	8.82%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2020	408.27%	206.92%	147.08%	111.59%	110.77%
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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 0% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of December 31, 2020 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in
Interest Rates				NPV as % of Portfolio
In Basis Points	Net Portfolio Value			Value of Assets
(Rate Shock)	Amount	$Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$123,922	$(28,156)	(18.51)%	11.17%	(1.74)%
200	$136,862	$(15,217)	(10.01)%	12.07%	(0.84)%
100	$148,677	$(3,401)	(2.24)%	12.82%	(0.09)%
Static	$152,078	$—	—	12.91%	—
(100)	$153,633	$1,554	1.02%	12.89%	(0.02)%
(200)	$173,857	$21,778	14.32%	14.30%	1.39%
(300)	$195,135	$43,057	28.31%	15.74%	2.83%

At September 30, 2020, the Company’s NPV was $152.4 million or 12.3% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $160.9 million or 13.6% of the market value of assets. Conversely, a 200 basis point decrease in interest rates would result in a post shock NPV of $166.0 million or 13.0% of the market value of assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2020, there had not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation –Exposure to Changes in Interest Rates.”

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

The discovery phase of litigation has concluded. A mediation was conducted on September 24, 2020, which did not result in a settlement.  Currently, the parties have each filed motions for summary judgment which are pending with the Court. A pretrial conference with the Court will be conducted at some point after that date.

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

On August 26, 2019, the Bank filed a motion to dismiss a number of the claims filed by the Trustee. The Court granted the motion in many respects but allowed the Trustee to amend.  The Trustee thereafter filed an amended complaint where the Bank filed a motion to dismiss the amended complaint. The Trustee then filed  a response to the motion. The parties thereafter entered into settlement discussions where an agreement in principal has been reached with terms favorable to the Bank. The parties are in the midst of drafting the settlement agreement. The parties have signed the settlement agreement, and papers dismissing the adversary proceeding have been filed with the court

On June 30, 2017, Steeple Run filed a voluntary petition for relief under Chapter 11 of the United States bankruptcy code. On or about December 18, 2017, the bankruptcy court converted the matter from a Chapter 11 to a Chapter 7 proceeding. On December 20, 2017, the Court appointed Bonnie Finkel as the Chapter 7 Trustee for the bankruptcy estate.

On or about June 28, 2019, the Trustee filed an adversary proceeding against the Bank in bankruptcy court asserting, among other things, various causes of action for breach of contract, breach of fiduciary duty and equitable subordination in connection with a loan agreement.

On August 26, 2019, the Bank filed a motion to dismiss a number of the claims filed by the Trustee. The Court granted the motion in many respects but allowed the Trustee to amend.  The Trustee thereafter filed an amended complaint where the Bank filed a motion to dismiss the amended complaint. The Trustee then filed a response to the motion. The parties thereafter entered into settlement discussions where an agreement in principal has been reached with terms favorable to the Bank. The parties are in the midst of drafting the settlement agreement.  The parties have signed the settlement agreement, and papers dismissing the adversary proceeding have been filed with the court

The Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, does not believe that such proceedings will have a material adverse effect on the financial condition or operations of Prudential Bancorp. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company’s interests and have a material adverse effect on the financial condition and operations of the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, as such factors could materially affect the Company’s business, financial condition, or future results of operations. As of December 31, 2020, no material changes have occurred to the risk factors of the Company as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed in December 2020. The risks described in the 2020 Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial conditions, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	and (b) Not applicable.

(c)	The Company’s repurchases of equity securities for the three months ended December 31, 2020 were as follows:

Total Number
of Shares
Purchased as
			Part of	Maximum Number
	Total		Publicly	of Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under Plans or
Period	Purchased	Per Share	Programs (1)	Programs (1)
October 1 - 31, 2020	—	$—	—	—
November 1 - 30, 2020	—	—	—	—
December 1 - 31, 2020	141,811	13.79	141,811	222,830
	141,811	$13.79	141,811
(1)	On June 18, 2020 the Company announced a new stock repurchase program to repurchase up to 407,600 shares of common stock, approximately 5% of the Company’s outstanding shares of common stock, over a one-year period or such longer period of time as may be necessary to complete such repurchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

PRUDENTIAL BANCORP, INC.

Date: February 16, 2021	By: /s/ Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Date: February 16, 2021	By: /s/ Jack E. Rothkopf
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer and Treasurer