Form 10-Q
period 2021-03-31
PRUDENTIAL BANCORP, INC.
filed 2021-05-17
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐ No  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of May 7, 2021, 10,819,006 shares were issued and 7,858,818 shares were outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
	2021	2020

	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$2,125	$2,781
Interest-bearing deposits	133,104	114,300

Total cash and cash equivalents	135,229	117,081

Certificates of deposit	2,102	2,102
Investment and mortgage-backed securities available for sale at fair value	353,807	420,364
Investment and mortgage-backed securities held to maturity (fair value—March 31, 2021, $23,460; September 30, 2020, $24,330)	22,270	22,860
Equity securities	54	51
Loans receivable—net of allowance for loan losses (March 31, 2021, $8,353; September 30, 2020, $8,303)	620,875	588,300
Accrued interest receivable	4,946	4,699
Restricted bank stock—at cost	11,012	12,532
Office properties and equipment—net	7,017	7,129
Bank owned life insurance (BOLI)	32,812	32,498
Deferred income taxes, net	3,413	3,902
Goodwill	6,102	6,102
Core deposit intangible	291	340
Prepaid expenses and other assets	4,102	5,393
TOTAL ASSETS	$1,204,032	$1,223,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest-bearing	$32,253	$30,002
Interest-bearing	761,492	740,947
Total deposits	793,745	770,949
Advances from Federal Home Loan Bank - short term	—	25,000
Advances from Federal Home Loan Bank - long term	251,639	260,253
Accrued interest payable	1,898	3,374
Advances from borrowers for taxes and insurance	1,623	2,798
Interest rate swap contracts	14,881	20,960
Accounts payable and accrued expenses	9,988	10,902

Total liabilities	1,073,774	1,094,236

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 10,819,006 issued and 7,944,002 outstanding at March 31, 2021; 10,819,006 issued and 8,138,675 outstanding at September 30, 2020	108	108
Additional paid-in capital	118,295	118,270
Treasury stock, at cost: 2,875,004 shares at March 31, 2021 and 2,680,331 shares at September 30, 2020	(41,909)	(39,207)
Retained earnings	55,313	52,889
Accumulated other comprehensive loss	(1,549)	(2,943)

Total stockholders’ equity	130,258	129,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,204,032	$1,223,353

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

INTEREST INCOME:
Interest and fees on loans	$6,388	$6,333	$12,663	$13,163
Interest on mortgage-backed securities	1,428	2,563	3,044	5,356
Interest and dividends on investments	1,643	1,764	3,357	3,566
Interest on interest-bearing deposits	6	350	90	752

Total interest income	9,465	11,010	19,154	22,837

INTEREST EXPENSE:
Interest on deposits	1,961	2,866	4,131	5,991
Interest on advances from FHLB - short term	14	425	39	965
Interest on advances from FHLB - long term	1,765	1,931	3,576	3,750

Total interest expense	3,740	5,222	7,746	10,706

NET INTEREST INCOME	5,725	5,788	11,408	12,131

PROVISION FOR LOAN LOSSES	—	500	—	625

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,725	5,288	11,408	11,506

NON-INTEREST INCOME:
Fees and other service charges	114	150	253	315
Gain on sale of mortgage-backed securities available for sale	—	2,364	—	2,682
Holding (loss) gain on equity securities	(7)	(39)	3	(58)
Gain on sale of loans	18	239	58	265
Swap income (loss)	216	(333)	319	(300)
Earnings from BOLI	152	164	313	334
Other	82	123	166	262

Total non-interest income	575	2,668	1,112	3,500

NON-INTEREST EXPENSES:
Salaries and employee benefits	2,529	2,624	4,945	4,922
Data processing	221	234	416	426
Professional services	382	308	839	712
Office occupancy	276	218	505	422
Depreciation	108	113	219	268
Director compensation	54	74	107	133
Federal Deposit Insurance Corporation premiums	220	195	350	376
Real estate owned expense	—	93	—	140
Advertising	12	53	44	92
Core deposit amortization	23	26	49	56
Other	525	522	974	934

Total non-interest expenses	4,350	4,460	8,448	8,481

INCOME BEFORE INCOME TAXES	1,950	3,496	4,072	6,525

INCOME TAXES:
Current	240	419	402	985
Deferred (benefit) expense	(5)	153	119	153

Total	235	572	521	1,138

NET INCOME	$1,715	$2,924	$3,551	$5,387

BASIC EARNINGS PER SHARE	$0.22	$0.33	$0.44	$0.61

DILUTED EARNINGS PER SHARE	$0.21	$0.32	$0.44	$0.60

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020

Net income	$1,715	$2,924	$3,551	$5,387

Unrealized holding gain (loss) on available-for-sale securities	(4,874)	4,825	(2,792)	3,652

Tax effect	1,032	(1,013)	586	(767)

Reclassification adjustment for net gains recorded in net income	—	(2,364)	—	(2,682)

Tax effect	—	496	—	563

Unrealized holding gain (loss) on interest rate swaps	3,164	(10,914)	4,559	(8,622)

Tax effect	(664)	2,292	(959)	1,811

Total other comprehensive (loss) income	(1,342)	(6,678)	1,394	(6,045)

Comprehensive income (loss)	$373	$(3,754)	$4,945	$(658)

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Loss	Equity

	(Dollars in Thousands, Except Per Share Data)
BALANCE, January 1, 2021	$108	$118,356	$(41,167)	$54,155	$(207)	$131,245

Net income				1,715		1,715

Other comprehensive loss					(1,342)	(1,342)

Dividends paid ($0.07 per share)				(557)		(557)

Purchase of treasury stock (62,500 shares)			(946)			(946)

Treasury stock used for employee benefit plan (14,638 shares)		(143)	204			61

Stock option expense		41				41

Restricted share award expense		41				41

BALANCE, March 31, 2021	$108	$118,295	$(41,909)	$55,313	$(1,549)	$130,258

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Income	Equity

	(Dollars in Thousands, Except Per Share Data)
BALANCE, January 1, 2020	$108	$118,673	$(29,698)	$51,391	$1,825	$142,299

Net income				2,924		2,924

Other comprehensive loss					(6,678)	(6,678)

Dividends paid ($0.50 per share)				(4,453)		(4,453)

Purchase of treasury stock (152,009 shares)			(1,999)			(1,999)

Treasury stock used for employee benefit plan (44,587 shares)		(787)	703			(84)

Stock option expense		117				117

Restricted share award expense		120				120

BALANCE, March 31, 2020	$108	$118,123	$(30,994)	$49,862	$(4,853)	$132,246

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity

	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2020	$108	$118,270	$(39,207)	$52,889	$(2,943)	$129,117

Net income				3,551		3,551

Other comprehensive income					1,394	1,394

Dividends paid ($0.14 per share)				(1,127)		(1,127)

Purchase of treasury stock (209,311 shares)			(2,906)			(2,906)

Treasury stock used for employee benefit plan (14,638 shares)		(143)	204			61

Stock option expense		84				84

Restricted share award expense		84				84

BALANCE, March 31, 2021	$108	$118,295	$(41,909)	$55,313	$(1,549)	$130,258

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity

	(Dollars in Thousands)
BALANCE, October 1, 2019	$108	$118,384	$(29,698)	$49,625	$1,192	$139,611

Net income				5,387		5,387

Other comprehensive loss					(6,045)	(6,045)

Dividends paid ($0.57 per share)				(5,075)		(5,075)

Purchase of treasury stock (152,009 shares)			(1,999)			(1,999)

Treasury stock used for employee benefit plan (44,587 shares)		(787)	703			(84)

Stock option expense		270				270

Restricted share award expense		256				256

Reclassification for adoption of ASC topic 842				(75)		(75)

BALANCE, March 31, 2020	$108	$118,123	$(30,994)	$49,862	$(4,853)	$132,246

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2021	2020

	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$3,551	$5,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	219	268
Net amortization/accretion of premiums/discounts and other amortization	(372)	(877)
Provision for loan losses	—	625
Accretion of deferred loan fees and costs	(70)	(35)
Income from bank owned life insurance	(313)	(334)
Gain on sale of investment and mortgage-backed securities	—	(2,682)
Gain on sale of loans	(58)	(265)
Proceeds from the sale of loans	3,820	20,713
Originations of loans held for sale	(3,762)	(6,186)
Share-based compensation expense	168	526
Holding (gains) losses on equity securities	(3)	58
Deferred income tax expense (benefit)	119	(153)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	(247)	137
Accrued interest payable	(1,476)	(1,481)
Other, net	399	106
Net cash provided by operating activities	1,975	15,807
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(19,196)	(130,257)
Purchase of investment and mortgage-backed securities held to maturity	—	(2,500)
Loans originated or acquired	(144,832)	(55,211)
Principal collected on loans	112,528	53,750
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	544	42,179
Available-for-sale	81,683	65,441
Proceeds from sale of investment and mortgage-backed securities	—	81,953
Proceeds from redemption of FHLB stock	2,541	5,489
Purchase of FHLB stock	(1,021)	(4,635)
Purchases of equipment	(107)	(233)
Net cash provided by investing activities	32,140	55,976

	Six Months Ended March 31,
	2021	2020
	(Dollars in thousands)
FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, and savings accounts	(9,516)	45,814
Net increase (decrease) in certificates of deposit	32,311	(59,774)
Net decrease in FHLB advances - short term	(25,000)	(10,000)
Repayment of FHLB advances - long term	(8,615)	(12,280)
(Decrease) increase in advances from borrowers for taxes and insurance	(1,175)	335
Cash dividends paid	(1,127)	(5,075)
Treasury stock used for employee benefit plans	61	(84)
Purchase of treasury stock	(2,906)	(1,999)
Net cash used in financing activities	(15,967)	(43,063)
NET INCREASE IN CASH AND CASH EQUIVALENTS	18,148	28,720
CASH AND CASH EQUIVALENTS—Beginning of period	117,081	47,968

CASH AND CASH EQUIVALENTS—End of period	$135,229	$76,688
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid on deposits and advances from FHLB	$9,222	$12,187

Income taxes paid	$60	$1,195

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Loans transferred to other real estate owned	$—	$183

Lease adoption:
Right of use lease asset	$—	$1,415
Lease liability	$—	$1,536

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

Basis of presentation – The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three and six months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The significant accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 72 through 76 of the Annual Report on Form 10-K for the year ended September 30, 2020.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant estimates and assumptions in the Company’s consolidated financial statements are reflected in the allowance for loan losses, deferred income taxes, other-than-temporary impairment, interest rate Swap Contracts and the fair value measurement for financial instruments. Actual results could differ from those estimates.

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

In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective dates of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update also amends the mandatory effective date for the elimination of Step 2 from the goodwill impairment test under ASU No. 2017-04, Intangibles ‒ Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (Goodwill), to align with the effective date used for credit losses. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging and leases for companies that are not public business entities. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

In January 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through March 31, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and/or results of operations.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides optional temporary guidance for entities transitioning away from LIBOR and other interbank offered rates (IBORs) to new references rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic848. ASU 2021-01 clarifies that the derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to December 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments in this update do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and/or results of operations.

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2021		2020

	(Dollars in Thousands Except Per Share Data)
	Basic	Diluted	Basic	Diluted

Net income	$1,715	$1,715	$2,924	$2,924

Weighted average common shares outstanding	7,975,683	7,975,683	8,884,760	8,884,760

Effect of CSEs	—	14,671	—	117,342

Adjusted weighted average common shares used in earnings per share computation	7,975,683	7,990,354	8,884,760	9,002,102

Earnings per share	$0.22	$0.21	$0.33	$0.32

	Six Months Ended March 31,
	2021		2020

	(Dollars in Thousands, Except Share and Per Share Data)
	Basic	Diluted	Basic	Diluted

Net income	$3,551	$3,551	$5,387	$5,387

Weighted average common shares outstanding	8,040,907	8,040,907	8,885,972	8,885,972

Effect of CSEs	—	4,512	—	133,815

Adjusted weighted average common shares used in earnings per share computation	8,040,907	8,045,419	8,885,972	9,019,787

Earnings per share	$0.44	$0.44	$0.61	$0.60

As of March 31, 2021 and 2020, there were 267,728 and 528,004 shares of common stock, respectively, subject to options with exercise prices less than the then current market and which were included in the computation of diluted earnings per share. At March 31, 2021 and 2020, there were 249,030 and 265,030 shares of common stock, respectively, subject to options that had exercise prices greater than the then current market value and were considered anti-dilutive at such dates.

3.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods presented:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020

			Total			Total
			accumulated			accumulated
	Unrealized gain	Unrealized gain (loss)	other	Unrealized gain	Unrealized gain (loss)	other
	(loss) on AFS	on interest rate swaps	comprehensive	(loss) on AFS	on interest rate swaps	comprehensive
	securities (a)	(a)	income (loss)	securities (a)	(a)	income (loss)
Beginning balance, January 1	$12,221	$(12,428)	$(207)	$6,920	$(5,096)	$1,824
Other comprehensive (loss) income before reclassification	(3,842)	2,500	(1,342)	3,812	(8,621)	(4,809)
Total other comprehensive income (loss)	8,379	(9,928)	(1,549)	10,732	(13,717)	(2,985)
Reclassification for net gains recorded in net income	—	—	—	(1,868)	—	(1,868)
Ending balance, March 31	$8,379	$(9,928)	$(1,549)	$8,864	$(13,717)	$(4,853)
(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

	Six Months Ended March 31, 2021			Six Months Ended March 31, 2020

			Total			Total
			accumulated			accumulated
	Unrealized gain	Unrealized gain (loss)	other	Unrealized gain	Unrealized gain (loss)	other
	(loss) on AFS	on interest rate swaps	comprehensive	(loss) on AFS	on interest rate swaps	comprehensive
	securities (a)	(a)	income (loss)	securities (a)	(a)	income (loss)
Beginning balance, October 1	$10,585	$(13,528)	$(2,943)	$8,098	$(6,906)	$1,192
Other comprehensive (loss) income before reclassification	(2,206)	3,600	1,394	2,885	(6,811)	(3,926)
Total other comprehensive income (loss)	8,379	(9,928)	(1,549)	10,983	(13,717)	(2,734)
Reclassification for net gains recorded in net income	—	—	—	(2,119)	—	(2,119)
Ending balance, March 31	$8,379	$(9,928)	$(1,549)	$8,864	$(13,717)	$(4,853)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

4.    INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$10,811	$82	$—	$10,893
State and political subdivisions	77,437	2,560	(646)	79,351
Mortgage-backed securities - U.S. government agencies	174,243	6,387	(929)	179,701
Corporate debt securities	80,709	3,337	(184)	83,862
Total debt securities available for sale	$343,200	$12,366	$(1,759)	$353,807

Securities Held to Maturity:
U.S. government and agency obligations	$1,000	$185	$—	$1,185
State and political subdivisions	18,022	738	—	18,760
Mortgage-backed securities - U.S. government agencies	3,248	267	—	3,515

Total securities held to maturity	$22,270	$1,190	$—	$23,460

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$22,241	$153	$—	$22,394
State and political subdivisions	79,099	1,940	(1,418)	79,621
Mortgage-backed securities - U.S. government agencies	226,863	9,774	(71)	236,566
Corporate debt securities	78,764	3,564	(545)	81,783
Total debt securities	$406,967	$15,431	$(2,034)	$420,364

Securities Held to Maturity:
U.S. government and agency obligations	$1,000	$236	$—	$1,236
State and political subdivisions	18,076	925	—	19,001
Mortgage-backed securities - U.S. government agencies	3,784	309	—	4,093

Total securities held to maturity	$22,860	$1,470	$—	$24,330

The Company recognized a holding loss on equity securities of $7,000 for the three months ended March 31, 2021, and a holding gain on equity securities of $3,000 for the six months ended March 31, 2021 and holding losses on equity securities of $39,000 and $58,000, respectively, during the three and six months ended March 31, 2020.

As of March 31, 2021, the Bank maintained $151.5 million of securities in a safekeeping account at the FHLB of Pittsburgh available to be used for collateral and convenience. As of March 31, 2021, the Bank was only required to hold $39.0 million as specific collateral for its borrowings from the FHLB of Pittsburgh; therefore the $112.5 million of excess securities as of such date were not restricted and could be sold or transferred if needed.

The following table shows the gross unrealized losses and related fair values of the Company’s investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position as of March 31, 2021:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
State and political subdivisions	$(136)	$10,686	$(510)	$6,838	$(646)	$17,524
Mortgage-backed securities -U.S. government agencies	(929)	25,777	—	—	(929)	25,777
Corporate debt securities	(184)	11,816	—	—	(184)	11,816

Total securities available for sale	$(1,249)	$48,279	$(510)	$6,838	$(1,759)	$55,117

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

For both the three and six months ended March 31, 2021 and 2020, the Company did not record any credit losses on investment securities through earnings.

Mortgage-Backed Securities – At March 31, 2021, there were 15 mortgage-backed security in a gross unrealized loss position for less than 12 months, while there were no securities in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and all of them are currently rated AAA by at least one bond credit rating agency. As a result, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2021.

Corporate Debt Securities – At March 31, 2021, there were three securities in a gross unrealized loss for less than 12 months, while there were no securities in a gross unrealized loss position for more than 12 months at such date. These securities were issued by publicly reporting companies with an investment grade rating by at least one bond credit rating agency. As a result, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2021.

State and political subdivisions – At March 31, 2021, there were four securities in a gross unrealized loss for less than 12 months, while there were three securities in a gross unrealized loss position for more than 12 months at such date. The unrealized losses on these debt securities relate principally to the changes in market rates of interest in the financial markets and are not as a result of projected shortfall of cash flows. These securities were issued by local municipalities/school districts with an investment grade rating by at least one bond credit rating agency. As a result, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2021.

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

	March 31, 2021
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(Dollars in Thousands)
Due after one through five years	$5,693	$6,085	$31,190	$32,832
Due after five through ten years	9,284	9,594	50,705	52,297
Due after ten years	4,045	4,266	87,062	88,977

Total	$19,022	$19,945	$168,957	$174,106

During the three and six month period ended March 31, 2021, the Company sold no securities. During the three month period ended March 31, 2020, the Company sold securities with an aggregate amortized cost of $44.6 million, for a recognized aggregate gain of $2.4 million (pre-tax). For the six month period ended March 31, 2020, the Company sold securities with an aggregate amortized cost of $62.1 million, for a recognized gain of $2.7 million (pre-tax).

5.    LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	September 30,
	2021	2020

	(Dollars in Thousands)
One-to-four family residential	$210,569	$233,872
Multi-family residential	52,657	31,100
Commercial real estate	149,385	139,943
Construction and land development	264,618	260,648
Loans to financial institutions	—	6,000
Commercial business	41,882	12,916
Leases	117	176
Consumer	515	604

Total loans	719,743	685,259

Undisbursed portion of loans-in-process	(89,912)	(86,862)
Deferred loan fees	(603)	(1,794)
Allowance for loan losses	(8,353)	(8,303)

Net loans	$620,875	$588,300

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at March 31, 2021:

	One- to				Loans to
	four-	Multi-family	Commercial	Construction and	financial	Commercial
	family residential	residential	real estate	land development	institutions	business	Leases	Consumer	Unallocated		Total

	(Dollars in Thousands)

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$		$—
Collectively evaluated for impairment	1,583	720	1,969	2,710	—	580	3	5		783	8,353
Total ending allowance balance	$1,583	$720	$1,969	$2,710	$—	$580	$3	$5		$783	$8,353

Loans:
Individually evaluated for impairment	$3,475	$—	$1,328	$8,250	$—	$—	$—	$—			$13,053
Collectively evaluated for impairment	207,094	52,657	148,057	256,368	—	41,882	117	515			706,690
Total loans	$210,569	$52,657	$149,385	$264,618	$—	$41,882	$117	$515			$719,743

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

The following table presents impaired loans by class as of March 31, 2021, segregated by those for which a specific allowance was required and those for which no specific allowance was required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans

	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$—	$—	$3,475	$3,475	$3,792
Commercial real estate	—	—	1,328	1,328	1,505
Construction and land development	—	—	8,250	8,250	10,631
Total	$—	$—	$13,053	$13,053	$15,928

The following table presents impaired loans by class as of September 30, 2020, segregated by those for which a specific allowance was required and those for which no specific allowance was required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans

	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$—	$—	$3,095	$3,095	$3,482
Commercial real estate	—	—	1,417	1,417	1,600
Construction and land development	—	—	8,525	8,525	10,906
Total	$—	$—	$13,037	$13,037	$15,988

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended March 31, 2021
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$3,281	$4	$2
Commercial real estate	1,329	—	—
Construction and land development	8,338	—	—
Total impaired loans	$12,947	$4	$2

	Three Months Ended March 31, 2020
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$4,195	$—	$8
Multi-family residential	74	—	—
Commercial real estate	1,593	—	—
Construction and land development	8,726	—	—
Consumer	16	—	—
Total impaired loans	$14,604	$—	$8

	Six Months Ended March 31, 2021
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$3,219	$9	$2
Commercial real estate	1,358	—	—
Construction and land development	8,400	—	—
Consumer	—	—	—
Total impaired loans	$12,977	$9	$2

	Six Months Ended March 31, 2020
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$4,195	$3	$17
Multi-family residential	74	—	—
Commercial real estate	1,593	—	1
Construction and land development	8,725	—	—
Commercial business	4	—	1
Consumer	16	—	—
Total impaired loans	$14,607	$3	$19

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

	March 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in Thousands)
One-to-four residential	$205,653	$1,441	$3,475	$—	$210,569
Multi-family residential	52,657	—	—	—	52,657
Commercial real estate	138,307	9,750	1,328	—	149,385
Construction and land development	256,368	—	8,250	—	264,618
Commercial business	41,882	—	—	—	41,882
Total	$694,867	$11,191	$13,053	$—	$719,111

	September 30, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in Thousands)
One-to-four residential	$229,361	$1,416	$3,095	$—	$233,872
Multi-family residential	31,100	—	—	—	31,100
Commercial real estate	128,527	9,999	1,417	—	139,943
Construction and land development	252,123	—	8,525	—	260,648
Loans to financial institutions	6,000	—	—	—	6,000
Commercial business	12,916	—	—	—	12,916
Total	$660,027	$11,415	$13,037	$—	$684,479

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

	March 31, 2021
		Non-
	Performing	Performing	Total

	(Dollars in Thousands)
Leases	$117	$—	$117
Consumer	515	—	515
Total	$632	$—	$632

	September 30, 2020
		Non-
	Performing	Performing	Total

	(Dollars in Thousands)
Leases	$176	$—	$176
Consumer	604	—	604
Total	$780	$—	$780

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following tables present the loan categories of the loan portfolio summarized by the aging categories of performing loans, delinquent loans and nonaccrual loans:

	March 31, 2021
							90 Days+
		30‑89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing

	(Dollars in Thousands)
One-to-four family residential	$206,656	$671	$3,242	$3,913	$210,569	$3,475	$—
Multi-family residential	52,657	—	—	—	52,657	—	—
Commercial real estate	145,673	2,384	1,328	3,712	149,385	1,328	—
Construction and land development	256,368	—	8,250	8,250	264,618	8,250	—
Commercial business	41,882	—	—	—	41,882	—	—
Leases	117	—	—	—	117	—
Consumer	458	57	—	57	515	—	—
Total Loans	$703,811	$3,112	$12,820	$15,932	$719,743	$13,053	$—

	September 30, 2020
							90 Days+
		30‑89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing

	(Dollars in Thousands)
One-to-four family residential	$231,196	$523	$2,153	$2,676	$233,872	$3,095	$—
Multi-family residential	31,100	—	—	—	31,100	—	—
Commercial real estate	136,225	2,301	1,417	3,718	139,943	1,417	—
Construction and land development	252,123	—	8,525	8,525	260,648	8,525	—
Commercial business	12,916	—	—	—	12,916	—	—
Loans to financial institutions	6,000	—	—	—	6,000	—	—
Leases	176	—	—	—	176	—
Consumer	604	—	—	—	604	—	—
Total Loans	$670,340	$2,824	$12,095	$14,919	$685,259	$13,037	$—

The allowance for loan losses is established through a provision for loan losses charged to expense. The Company maintains the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses no less than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio in view of these inherent losses. For each primary type of loan, a loss factor is established reflecting an estimate of the known and inherent losses in such loan type contained in the portfolio using both a quantitative analysis as well as consideration of qualitative factors. The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the Company’s loans, the value of collateral securing the loans, the borrowers’ ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. For the three months ended March 31, 2021 the analysis took into account the pandemic and its effects on the Company's business, especially with respect to commercial real estate, commercial business and construction and land development loans.

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

The following tables summarize the primary segments of the allowance for loan losses. Activity in the allowance is presented for both the three and six month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at December 31, 2020	$2,011	$457	$1,935	$2,828	$319	$—	$3	$6	$759	$8,318
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	35	—	35
Provision	(428)	263	34	(118)	261	—	—	(36)	24	—
ALLL balance at March 31, 2021	$1,583	$720	$1,969	$2,710	$580	$—	$3	$5	$783	$8,353

	Six Months Ended March 31, 2021
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at September 30, 2020	$1,877	$460	$1,989	$2,888	$194	$89	$3	$6	$797	$8,303
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	14	—	—	35	—	50
Provision	(295)	260	(20)	(178)	372	(89)	—	(36)	(14)	—
ALLL balance at March 31, 2021	$1,583	$720	$1,969	$2,710	$580	$—	$3	$5	$783	$8,353

	Three Months Ended March 31, 2020
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at December 31, 2019	$999	$255	$1,281	$2,205	$201	$63	$4	$12	$508	$5,528
Charge-offs	(3)	-	-	-	(15)	—	—	(56)	—	(74)
Recoveries	1	-	-	-	-	—	—	6	—	7
Provision	304	40	84	-115	71	7	—	41	68	500
ALLL balance at March 31, 2020	$1,301	$295	$1,365	$2,090	$257	$70	$4	$3	$576	$5,961

	Six Months Ended March 31, 2020
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at September 30, 2019	$1,002	$315	$1,257	$2,034	$206	$63	$5	$13	$498	$5,393
Charge-offs	(3)	—	—	—	(15)	—	—	(56)	—	(74)
Recoveries	1	—	—	—	—	—	10	6	—	17
Provision	301	(20)	108	56	66	7	(11)	40	78	625
ALLL balance at March 31, 2020	$1,301	$295	$1,365	$2,090	$257	$70	$4	$3	$576	$5,961

The Company recorded no provision for loan losses for the three and six month periods ended March 31, 2021, compared to a provision of $500,000 and $625,000 for loan losses for the three and six month periods in fiscal 2020. During the quarter ended March 31, 2021, the Company recorded no charge offs and recoveries of $35,000. During the six months ended March 31, 2021, the Company recorded no charge offs and recoveries of $50,000. During the quarter ended March 31, 2020, the Company recorded $74,000 in charge offs and recoveries of $7,000. During the six months ended March 31, 2020, the Company recorded charge offs of $74,000 and recoveries of $17,000.

At March 31, 2021, the Company had four loans aggregating $4.9 million that were classified as TDRs. Three of the TDRs, totaling $4.5 million, which are on non-accrual, are a part of a troubled lending relationship totaling $10.1 million. The remaining TDR is also on non-accrual and consists of a $399,000 loan secured by a single-family property; the loan is performing in accordance with the restructured terms.

The Company did not restructure any loans, as a TDR, during the three and six months ended March 31, 2021, or during the three and six months ending March 31, 2020.

No TDRs defaulted during the three and six month periods ending March 31, 2021 or 2020.

6.    DEPOSITS

Deposits consist of the following major classifications:

	March 31,		September 30,
	2021		2020
	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Non-interest-bearing checking accounts	$32,253	4.1%	$30,002	3.9%
Interest-bearing checking accounts	112,752	14.2%	135,797	17.6%
Money market deposit accounts	116,882	14.7%	111,105	14.4%
Passbook, club and statement savings	229,936	29.0%	224,435	29.1%
Certificates maturing in six months or less	162,045	20.4%	125,165	16.2%
Certificates maturing in more than six months	139,877	17.6%	144,445	18.8%

Total	$793,745	100.0%	$770,949	100.0%

Certificates in the amount of $250,000 and over totaled $99.7 million as of March 31, 2021 and $76.6 million as of September 30, 2020.

7.    ADVANCES FROM FEDERAL HOME LOAN BANK – SHORT TERM

As of March 31, 2021 and September 30, 2020 outstanding balances and related information regarding short-term borrowings from the FHLB are summarized as follows:

	March 31,	September 30,
(Dollar Amounts in Thousands)	2021	2020
Balance at year-end	$—	$25,000
Weight-average rate at period-end	—%	0.39%

As September 30, 2020, the $25.0 million of borrowings consisted of one 90-day FHLB advance associated with an interest rate swap contract.

The Bank maintains borrowing facilities with the FHLB of Pittsburgh, Atlantic Community Bankers Bank (“ACBB”) and the Federal Reserve Bank of Philadelphia, the terms and interest rates of which are subject to change on the date of execution of borrowings. Available borrowings are based on collateral with the facility. The Bank also maintains unsecured borrowing facilities with ACBB and PNC for $12.5 million and $10.0 million, respectively. There were  no draws on either facility as of March 31, 2021.

8.    ADVANCES FROM FEDERAL HOME LOAN BANK – LONG TERM

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by a blanket collateral of loans held by the Bank and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of March 31, 2021 and September 30, 2020 are as follows:

Lomg-term FHLB advances:	Maturity range		Weighted average	Stated interest rate range		March 31,	September 30,
Description	from	to	interest rate	from	to	2021	2020

						(Dollars in Thousands)
Fixed Rate - Amortizing	1‑Oct‑20	30‑Sep‑21	2.80%	2.72%	2.83%	$1,074	$5,179
Fixed Rate - Amortizing	1‑Oct‑21	30‑Sep‑22	2.88%	1.99%	3.05%	3,886	5,523
Fixed Rate - Amortizing	1‑Oct‑22	30‑Sep‑23	2.89%	1.94%	3.11%	4,414	5,265
Total			2.87%			9,374	15,967

Fixed Rate - Advances	1‑Oct‑20	30‑Sep‑21	2.30%	1.42%	2.35%	15,996	17,996
Fixed Rate - Advances	1‑Oct‑21	30‑Sep‑22	2.31%	1.94%	3.23%	63,272	63,293
Fixed Rate - Advances	1‑Oct‑22	30‑Sep‑23	2.52%	2.00%	3.22%	94,999	94,999
Fixed Rate - Advances	1‑Oct‑23	30‑Sep‑24	2.88%	2.38%	3.20%	67,998	67,998
Total			2.55%			242,265	244,286

			2.57%		Total	$251,639	$260,253

9.    INTEREST RATE SWAPS

The Bank has contracted with a third party to participate in interest rate swap contracts. There were thirteen cash flow hedges tied to wholesale funding at both March 31, 2021 and September 30, 2020. These interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Bank making fixed-rate payments. During the quarter ended March 31, 2021, $3,000 of income was recognized as ineffectiveness through earnings, while $4,000 of expense was recognized as ineffectiveness through earnings during the comparable period in fiscal 2020. During the six months ended March 31, 2020, $5,000 of expense was recognized as ineffectiveness through earnings, while $3,000 of expense was recognized as ineffectiveness through earnings during the comparable period in 2020. There were nine interest rate swaps designated as fair value hedges involving the receipt of variable-rate payments from a counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements that were applicable to three loans and seven investment securities as of both March 31, 2021 and September 30, 2020. There was $26.3 million on deposit with the counterparty as collateral for the hedges at March 31, 2021. The fair value is recorded in the other liabilities section of the consolidated statements of financial condition.

Below is a summary of the interest rate swap agreements and their terms as of March 31, 2021.

2021
Hedged	Notional	Pay Rate		Receive	Maturity Date		Unrealized
Item	Amount	from	to	Rate	from	to	Loss
(Dollars in Thousands)
State and political subdivisions	$21,570	3.06%	3.07%	3 Mth Libor	1-Feb-27	1-May-28	$(2,316)
Commercial loans	23,656	4.10%	5.74%	1 Mth Libor +225 to 276 bp	13-Jun-25	1-Aug-26	—
30 day wholesale funding	90,000	1.36%	2.70%	1 Mth Libor	15-Feb-24	12-Jun-26	(4,099)
90 day wholesale funding	135,000	2.51%	2.78%	3 Mth Libor	11-Jan-24	27-Mar-24	(8,466)

							$(14,881)

Below is a summary of the interest rate swap agreements and their terms as of September 30, 2020.

2021
Hedged	Notional	Pay Rate		Receive	Maturity Date		Unrealized
Item	Amount	from	to	Rate	from	to	Loss
(Dollars in Thousands)
State and political subdivisions	$21,570	3.06%	3.07%	3 Mth Libor	1-Feb-27	1-May-28	$(3,834)
Commercial loans	23,656	4.10%	5.74%	1 Mth Libor +225 to 276 bp	13-Jun-25	1-Aug-26	—
30 day wholesale funding	90,000	1.36%	2.70%	1 Mth Libor	15-Feb-24	12-Jun-26	(6,157)
90 day wholesale funding	135,000	2.51%	2.78%	3 Mth Libor	11-Jan-24	27-Mar-24	(10,969)

							$(20,960)

All interest swaps are carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”

10.  INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	March 31,	September 30,
	2021	2020

	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$2,074	$2,071
Nonaccrual interest	625	561
Accrued vacation	16	16
Capital loss carryforward	4	4
Split dollar life insurance	9	9
Post-retirement benefits	70	72
Realized loss on equity securities	—	3
Unrealized losses on interest rate swaps	2,637	3,596
Deferred compensation	756	781
Goodwill	52	58
Lease liability	276	—
Other	104	48
Employee benefit plans	214	187
Total deferred tax assets	6,837	7,406
Valuation allowance	(4)	(4)
Total deferred tax assets, net of valuation allowance	6,833	7,402

Deferred tax liabilities:
Property	173	137
Right of Use	251	—
Realized gain on equity securities	9	—
Unrealized gains on available for sale securities	2,227	2,813
Purchase accounting adjustments	359	321
Deferred loan fees	401	229
Total deferred tax liabilities	3,420	3,500
Net deferred tax assets	$3,413	$3,902

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be fully realized through future reversals of existing taxable temporary differences and/or, to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains recognized over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The  valuation allowance totaled $4,000 at both March 31, 2021 and September 30, 2020.

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

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three and six months ended March 31, 2021, an aggregate of $41,000 and $84,000, respectively, was recognized in compensation expense for the grants pursuant to the RRP and the 2014 SIP. During the three and six months ended March 31, 2020, $120,000 and $256,000, respectively, was recognized in compensation expense for the grants pursuant to the RRP and the 2014 SIP. At March 31, 2021, approximately $239,000 in additional compensation expense for unvested shares awarded related to the RRP and 2014 SIP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the six months ended March 31, 2021 is presented in the following table:

	Six Months Ended
	March 31, 2021
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested stock awards at October 1, 2020	23,056	$17.78
Granted	—	—
Forfeited	—	—
Vested	(8,128)	18.03
Non-vested stock awards at March 31, 2021	14,928	$17.66

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

A summary of the status of the Company’s stock options under the Option Plan and the 2014 SIP as of March 31, 2021 is presented below:

	Six Months Ended
	March 31, 2021
	Number of	Weighted Average
	Shares	Exercise Price
Options outstanding at October 1, 2020	571,258	$14.58
Granted	—	—
Exercised	(15,000)	12.23
Forfeited	(39,500)	18.42
Outstanding at March 31, 2021	516,758	$14.36
Exercisable at March 31, 2021	400,231	$13.70

The weighted average remaining contractual term was approximately 5.1 years for options outstanding as of March 31, 2021.

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

During the three and six months ended March 31, 2021, $41,000 and $84,000, respectively, was recognized in compensation expense for options granted pursuant to the Option Plan and the 2014 SIP. During the three and six months ended March 31, 2020, $117,000 and $270,000, respectively, was recognized in compensation expense for options granted pursuant to the Option Plan and the 2014 SIP.

At March 31, 2021, there was approximately $339,000 in additional compensation expense to be recognized for awarded options which remained outstanding and unvested at such date. The weighted average period over which this expense will be recognized is approximately 2.4 years.

12.  COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2021, the Company had $55.0 million in outstanding commitments to originate loans with market interest rates ranging from 3.13% to 4.50%. At September 30, 2020, the Company had $29.9 million in outstanding commitments to originate loans with market interest rates ranging from 3.25% to 4.75%. The aggregate undisbursed portion of loans-in-process amounted to $89.9 million at March 31, 2021 and $86.9 million at September 30, 2020.

The Company also had commitments under unused lines of credit of $45.9 million as of March 31, 2021 and $40.1 million as of September 30, 2020 and letters of credit outstanding of $1.1 million as of March 31, 2021 and $1.1 million as of September 30, 2020.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At March 31, 2021, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $1.0 million. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

13.  FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2021 and September 30, 2020, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets and liabilities as of March 31, 2021 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$—	$10,893	$—	$10,893
State and political subdivisions	—	79,351	—	79,351
Mortgage-backed securities - U.S. Government agencies	—	179,701	—	179,701
Corporate bonds	—	83,862	—	83,862
Equity securities	54	—	—	54
Total	$54	$353,807	$—	$353,861

Liabilities:
Interest rate swap contracts	$—	$14,881	$—	$14,881
Total	$—	$14,881	$—	$14,881

Those assets and liabilities as of September 30, 2020 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$—	$22,394	$—	$22,394
State and political subdivisions	—	79,621	—	79,621
Mortgage-backed securities - U.S. Government agencies	—	236,566	—	236,566
Corporate bonds	—	81,783	—	81,783
Equity securities	51	—	—	51
Total	$51	$420,364	$—	$420,415

Liabilities:
Interest rate swap contracts	$—	$20,960	$—	$20,960
Total	$—	$20,960	$—	$20,960

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

			Fair Value Measurements at
	Carrying	Fair	March 31, 2021
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in Thousands)
Assets:
Investment and mortgage-backed securities held to maturity	$22,270	$23,460	$—	$23,460	$—
Loans receivable, net	620,875	622,637	—	—	622,637

Liabilities:
Certificates of deposit	301,922	311,058	311,058	—	—
Advances from FHLB - long-term	251,639	261,171	261,171	—	—

			Fair Value Measurements at
	Carrying	Fair	September 30, 2020
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in Thousands)
Assets:
Investment and mortgage-backed securities held to maturity	$22,860	$24,330	$—	$24,330	$—
Loans receivable, net	588,300	593,768			593,768

Liabilities:
Certificates of deposit	269,610	278,224	278,224	—	—
Advances from FHLB - long-term	260,253	274,172	274,172	—	—

14. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp, Inc. on January 1, 2017.

	Balance			Balance
	October 1,	Additions/		March 31,	Amortization
	2020	Adjustments	Amortization	2021	Period

			(Dollars in Thousands)
Goodwill	$6,102	$—	$—	$6,102
Core deposit intangible	340	—	(49)	291	10 years
	$6,442	$—	$(49)	$6,393

As of March 31, 2021, the current fiscal year and the future fiscal periods amortization expense for the core deposit intangible is:

(in Thousands)

2021	$44
2022	78
2023	64
2024	49
2025	34
Thereafter	22
$291

15. LEASES

Operating leases in which the Company is the lessee are recorded as operating lease Right of Use ("ROU") assets and operating lease liabilities, included in other assets and other liabilities, respectively, on the consolidated statement of financial condition. The Company does not currently have any finance leases. Operating lease ROU assets represent the right to use an underlying asset during the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities were recognized on October 1, 2019, the date of adoption of ASU 2016-02 based on the present value of the remaining lease payments using a discount rate that represents the Company's incremental borrowing rate at the date of initial application.

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

As of March 31, 2021, operating lease ROU assets were $1.2 million and operating lease liabilities were $1.3 million. Operating lease costs of $51,000 and $102,000, respectively, were recognized for the three and six month periods ended March 31, 2021.

The following table summarizes other information related to our operating leases:

March 31, 2021
Weighted-average remaining lease term - operating leases in years	6.85
Weighted-average discount rate - operating leases	2.0%

The following table presents aggregate lease maturities and obligations as of March 31, 2021:

(Dollars in Thousands)

2021	$105
2022	213
2023	216
2024	220
2025	231
2025 and thereafter	423
Total lease payments	1,408
Less: interest	96
Present value of lease liabilities	$1,312

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

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Losses are charged against the allowance for loan losses when management believes that the collectability in full of the principal of a loan is unlikely. Subsequent recoveries are added to the allowance. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairments based upon an evaluation of known and inherent losses in the loan portfolio that are both probable and reasonable to estimate. For the quarter ended March 31, 2021, the analysis took into account the exposure to credit deterioration due to the COVID-19 pandemic. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to criticized and classified loans.

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

This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on our commercial, construction and residential loan portfolios and historical loss experience. All of these estimates may be susceptible to significant change. While management analyzed its allowance in light of the COVID-19 pandemic, such analysis is being continually refined and reviewed in light of the ongoing nature of the effects of the COVID-19 pandemic.

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

Investment and mortgage-backed securities available for sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no securities with a Level 3 classification as of March 31, 2021 or September 30, 2020.

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

The following discussion provides further details on the financial condition of the Company at March 31, 2021 and September 30, 2020, and the results of operations for the three and six months ended March 31, 2021 and 2020.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2021 AND SEPTEMBER 30, 2020

At March 31, 2021, the Company had total assets of $1.2 billion decreasing slightly by $19.3 million as compared to total assets at September 30, 2020. At March 31, 2021, net loans receivable increased by $32.6 million to $620.9 million from $588.3 million at September 30, 2020, combined with an $18.1 million increase in cash and cash equivalents. Offsetting the increase in net loans and cash equivalents, was a $67.1 million decrease in investment securities to $376.1 million as of March 31, 2021 as compared to $443.2 million at September 30, 2020 primarily as a result of calls and paydowns of amortizing U.S. government agencies and mortgage-backed securities.

Total liabilities decreased by $20.5 million during the second quarter to $1.1 billion at March 31, 2021 due primarily to a $33.6 million decrease in FHLB borrowings and a $6.1 million decrease in interest rate swap contracts. Offsetting the decrease was a $22.8 million increase in deposits, primarily in certificates of deposit, on terms more favorable than the maturing FHLB advances.

Total stockholders’ equity increased by $1.1 million to $130.3 million at March 31, 2021 from $129.1 million at September 30, 2020. The increase was primarily due to net income of $3.6 million.  Also contributing to the increase was a $1.4 million increase in the fair value of investment securities held for sale and in connection with interest rate swap arrangements.  These increases were partially offset by net stock repurchases totaling $2.7 million and dividend payments totaling $1.1 million during the six months ended March 31, 2021.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021 AND 2020

Net income. The Company reported net income of $1.7 million, or $0.22 per basic share and $0.21 per diluted share, for the quarter ended March 31, 2021 as compared to $2.9 million, or $0.33 per basic share and $0.32 per diluted share, for the same quarter in fiscal 2020.  For the six months ended March 31, 2021, the Company reported net income of $3.6 million, or $0.44 per basic share and $0.44 per diluted share as compared to $5.4 million, or $0.61 per basic and $0.60 per diluted share, for the same period in fiscal 2020. The 2020 periods included significant gains on sales of investment securities available for sale.

Net interest income. Although average interest-earning assets declined by $114.4 million for the three months ended March 31, 2021 as compared to the same period in 2020, net interest income for the second quarter of fiscal 2021 amounted to $5.7 million, decreasing by only $64,000 as compared to the same period in 2020. The $1.5 million decrease in interest income was offset almost completely by a decrease of $1.5 million in interest paid on deposits and borrowings. The weighted average cost of borrowings and deposits decreased 41 basis points to 1.52% for the quarter ended March 31, 2021 from 1.93% for the same period in 2020 due to decreases in market rates of interest which affected both deposit and borrowing costs. Although the weighted average yield on interest-earning assets decreased during the quarter ended March 31, 2021, it did so to lesser degree due to the more rapid repricing of our interest-bearing liabilities than our interest-earning assets. The weighted average yield on our interest-earning assets declined by 15 basis points, to 3.45% for the quarter ended March 31, 2021 from the comparable period in 2020 due to the decline in market rates of interest, in particular as a result of the Federal Reserve’s Open Market Committee’s action to reduce the Federal Funds Rate in early 2020 in an effort to address potential disruption in the markets occasioned by the COVID-19 pandemic.

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

Average interest-earning assets declined by $117.8 million for the six  months ended March 31, 2021 as compared to the same period in 2020. However, due to relative shifts in yields earned and rates paid which offset such declines in net interest income was $11.4 million, decreasing by $723,000 as compared to the same period in fiscal 2020. The decrease was due to a decrease of $3.7 million, or 16.1%, in interest income partially offset by a $3.0 million, or

27.7%, decrease in interest paid on deposits and borrowings. The decrease in interest income was due to the decrease in the weighted average balance of interest-earning assets and by the 25 basis point decline in the weighted average yield earned on our interest-earning assets. The weighted average cost of borrowings and deposits decreased to a greater degree, decreasing to 1.55% during the six months ended March 31, 2021 from 1.96% during the comparable period in 2020 primarily due to decreases in market rates of interest.

For the three and six months ended March 31, 2021, the net interest margin was 2.08% and 2.05%, respectively, compared to 1.89% and 1.96% for the same periods in fiscal 2020, respectively. The margin improvement experienced in the 2021 periods in large part reflected the more rapid decline in liability costs compared to asset yields in response to the declining interest rate environment. or

Average balances, net interest income, and yields earned and rates paid. The following table shows for the periods indicated the total dollar amount of interest earned from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities and the resulting costs, expressed both in dollars and rates, the interest rate spread and the net interest margin. Average yields and rates have been annualized. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months			Three Months
	Ended March 31,			Ended March 31,
	2021			2020
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Interest-earning assets:
Investment securities	$204,708	$1,643	3.25%	$233,774	$2,010	3.45%
Mortgage-backed securities	197,221	1,428	2.94	360,822	2,562	2.85
Loans receivable (2)	612,255	6,388	4.23	574,912	6,334	4.42
Other interest-earning assets	99,802	6	0.02	58,881	104	0.71
Total interest-earning assets	1,113,986	9,465	3.45	1,228,389	11,010	3.60
Cash and non-interest-bearing balances	2,198			2,509
Non-interest-earning assets	65,628			50,648
Total assets	$1,181,812			$1,281,546
Interest-bearing liabilities:
Savings accounts	$64,803	$2	0.01	$78,491	$7	0.04
Checking and money market accounts	372,493	873	0.95	172,790	409	0.95
Certificate accounts	293,826	1,085	1.50	464,866	2,449	2.11
Total deposits	731,122	1,960	1.09	716,147	2,865	1.60
Advances from Federal Home Loan Bank	267,599	1,779	2.70	368,336	2,356	2.57
Advances from borrowers for taxes and insurance	1,994	1	0.20	3,205	1	0.13
Total interest-bearing liabilities	1,000,715	3,740	1.52	1,087,688	5,222	1.93
Non-interest-bearing liabilities
Non-interest-bearing demand accounts	29,781			18,873
Other liabilities	20,464			33,731
Total liabilities	1,050,960			1,140,292
Stockholders' equity	130,852			141,254
Total liabilities and stockholders' equity	$1,181,812			$1,281,546
Net interest-earning assets	$113,271			$140,701
Net interest income, interest rate spread		$5,725	1.93%		$5,788	1.67%
Net interest margin (3)			2.08%			1.89%
Average interest-earning assets to average interest-bearing liabilities		111.32%			112.94%

	Six Months Ended			Six Months Ended
	March 31,			March 31,
	2021			2020
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Interest-earning assets:
Investment securities (1)	$207,264	$3,357	3.25%	$232,582	$4,095	3.51%
Mortgage-backed securities	210,837	3,044	2.90	366,061	5,355	2.92
Loans receivable (2)	606,888	12,663	4.18	582,709	13,163	4.51
Other interest-earning assets	90,711	90	0.20	52,171	224	0.86
Total interest-earning assets	1,115,700	19,154	3.44	1,233,523	22,837	3.69
Cash and non interest-bearing balances	2,352			2,316
Non-interest-earning assets	67,520			53,446
Total assets	$1,185,572			$1,289,285
Interest-bearing liabilities:
Savings accounts	$62,367	$3	0.01	$79,229	$13	0.03
Checking and money market accounts	372,121	1,839	0.99	150,559	774	1.03
Certificate accounts	282,764	2,287	1.62	477,511	5,201	2.17
Total deposits	717,252	4,129	1.15	707,299	5,988	1.69
Advances from Federal Home Loan Bank	279,900	3,615	2.59	379,041	4,716	2.48
Advances from borrowers for taxes and insurance	2,306	2	0.17	2,985	2	0.13
Total interest-bearing liabilities	999,458	7,746	1.55	1,089,325	10,706	1.96
Non-interest-bearing liabilities
Non-interest-bearing demand accounts	29,160			18,807
Other liabilities	25,875			32,734
Total liabilities	1,054,493			1,140,866
Stockholders' equity	131,079			148,419
Total liabilities and stockholders' equity	$1,185,572			$1,289,285
Net interest-earning assets	$116,242			$144,198
Net interest income, interest rate spread		$11,408	1.89%		$12,131	1.73%
Net interest margin (3)			2.05%			1.96%
Average interest-earning assets to average interest-bearing liabilities		111.63%			113.24%
(1)	Yields and rates for the three and six month periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for loan losses. The Company recorded no provision for loan losses for the three and six months ended March 31, 2020 as the $3.0 million provision expense incurred in fiscal 2020, combined with minimal recent charge-offs was deemed sufficient to maintain the allowance at a level sufficient to cover all interest and known losses in the current portfolio.  A $500,000 and $625,000, respectively, provision expense was required for the comparable periods in 2020. During the three and six month periods ended March 31, 2021, the Company recorded recoveries of $15,000 and $51,000, respectively, and did not record any charge offs in either of the periods. During the three and six month periods ended March 31, 2020, the Company recorded recoveries of $7,000 and $17,000, respectively, and recorded three charge offs aggregating $74,000. Although our COVID-19 loan deferrals were as high as $149.7 million during portions of fiscal 2020, all existing deferrals had ended by September 30, 2020. All such loans were current as of March 31, 2021.

The allowance for loan losses totaled $8.4 million, or 1.3% of total loans and 64.0% of total non-performing loans at March 31, 2021 (which included loans acquired at their fair value as a result of the acquisition of Polonia Bancorp, Inc. (“Polonia”) as of January 1, 2017) as compared to $8.3 million, or 1.4% of total loans and 63.7% of total non-

performing loans at September 30, 2020. The Company believes that the allowance for loan losses at March 31, 2021 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

At March 31, 2021, the Company’s non-performing assets totaled $13.1 million or 1.1% of total assets as compared to $13.0 million or 1.1% of total assets at September 30, 2020.  Non-performing assets at March 31, 2021 included five construction loans aggregating $8.3 million, 25 one-to-four family residential mortgage loans aggregating $3.5 million, and three commercial real estate loans aggregating $1.3 million. At March 31, 2021, the Company had four loans totaling $4.9 million that were classified as troubled debt restructurings (“TDRs”). One TDR is on non-accrual and consists of a $399,000 loan secured by a single-family residential property which  is performing in accordance with the restructured terms. The three remaining TDRs totaling $4.5 million are also classified as non-accrual and are a part of a lending relationship totaling $10.1 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower. As previously disclosed, subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in June 2017. The Bank moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings. As of March 31, 2021, twenty-three units have been sold in the project with  a portion of the proceeds of each sale being  applied against the outstanding debt. See Item 1- Legal Proceedings in Part II of this Form 10-Q for more information about the litigation.

At March 31, 2021, the Company had $3.1 million of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of eight one-to-four family residential loans totaling $671,000, three commercial real estate loans in the aggregate amount of $2.4 million and one consumer loan of $57,000. At September 30, 2020, the Company had $845,000 of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of seven one-to-four family residential loans totaling $750,000 and two consumer loans totaling $95,000.

At March 31, 2021, the Company also had a total of 20 loans aggregating $11.2 million that had been designated “special mention”. These loans consist of 13 one-to-four family residential loans totaling $1.4 million and seven commercial real estate loans totaling $9.8 million. At September 30, 2020, we had a total of 21 loans aggregating $11.4 million designated as “special mention”.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal and/or interest and real estate owned) as of March 31, 2021 and September 30, 2020. At neither date did the Company have any loans 90 days or more past due that were accruing.

	March 31,	September 30,
	2021	2020

Non-accruing loans:
One-to-four family residential	$3,475	$3,095
Commercial real estate	1,328	1,417
Construction and land development	8,250	8,525
Total non-accruing loans	13,053	13,037
Other real estate owned, net	—	—
Total non-performing assets	$13,053	$13,037

Total non-performing loans as a percentage of loans	2.10%	2.22%
Total non-performing loans as a percentage of total assets	1.08%	1.07%
Total non-performing assets as a percentage of total assets	1.08%	1.07%

Non-interest income. Non-interest income amounted to $575,000 and $1.1 million for the three and six month periods ended March 31, 2021, respectively, compared to $2.7 million and $3.5 million, respectively, for the comparable periods in fiscal 2020. Both of the 2020 periods included significant gains on the sale of various investment securities of $2.4 million and $2.7 million for the quarter and six months ended March 31, 2020, respectively.

Non-interest expense. For the three and six month periods ended March 31, 2021, non-interest expense decreased $110,000 or 2.5% and $33,000 or 0.4%, respectively, compared to the same periods in the prior fiscal year.  Non-interest expense decreased in both of the fiscal 2021 periods primarily due in part to the reductions in other real estate, advertising and depreciation expenses. The Company maintained its focus on the continued implementation of operating efficiencies.

Income tax expense. For the three-month period ended March 31, 2021, the Company recorded income tax expense of $235,000, compared to income tax expense of $572,000 for the same period in fiscal 2020.  For the six month period ended March 31, 2021, the Company recorded an income tax expense of $521,000 as compared to a tax expense of $1.1 million for the same period in fiscal 2020. The reduction in tax expense was primarily due to reductions in net income before taxes for the applicable fiscal 2021 periods.

COVID-19 Related Information

As noted above, in response to the current situation surrounding the COVID-19 pandemic, the Company is providing assistance to its customers in a variety of ways.   The Company  participated in the Paycheck Protection Program offered under the CARES Act as a Small Business Administration (“SBA”) lender. We are currently working with a third party in order for our customers to be able to participate in the updated PPP loan program adopted as part of the COVID-19 stimulus bill enacted in March 2020 and part of the 2021 Consolidated Appropriations Act.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. The Company also maintains excess funds in short-term, interest-earning assets that provide additional liquidity. At March 31, 2021, the Company’s cash and cash equivalents amounted to $135.2 million. In addition, its available-for-sale investment securities amounted to an aggregate of $353.8 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2021, the Company had $55.0 million in outstanding commitments to originate loans, not including loans in process. The Company also had commitments under unused lines of credit of $45.9 million and letters of credit outstanding of $1.1 million at March 31, 2021. Certificates of deposit as of March 31, 2021 that are maturing in one year or less totaled $220.5 million.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the FHLB of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans, certain investment securities as well as our stock in the FHLB as collateral for such advances. At March 31, 2021, we had $251.6 million in outstanding FHLB advances and had the ability to obtain an additional $105.4 million in FHLB advances. The Bank maintains unsecured borrowing facilities with ACBB and PNC for $12.5 million and $10.0 million, respectively. There were  no draws on either facility as of March 31, 2021. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of March 31, 2021 and September 30, 2020 and compares them to current regulatory guidelines. The Company is not subject to capital ratios imposed by Basel III on bank holding companies because the Company is deemed to be a small bank holding company. Accordingly, the Company’s regulatory capital ratios are provided for informational purposes only.

			To Be
			Well Capitalized
			Under Prompt
		Required for Capital	Corrective
		Adequacy	Action
	Ratio	Purposes	Provisions

March 31, 2021:
Tier 1 capital (to average assets)
Company	10.67%	N/A	N/A
Bank	10.49%	4.00%	5.0%
Tier 1 Common (to risk-weighted assets)
Company	16.85%	N/A	N/A
Bank	16.55%	4.5%	6.5%
Tier 1 capital (to risk-weighted assets)
Company	16.85%	N/A	N/A
Bank	16.55%	6.0%	8.0%
Total capital (to risk-weighted assets)
Company	18.04%	N/A	N/A
Bank	17.74%	8.0%	10.0%

September 30, 2020:
Tier 1 capital (to average assets)
Company	10.34%	N/A	N/A
Bank	10.51%	4.00%	5.0%
Tier 1 Common (to risk-weighted assets)
Company	17.21%	N/A	N/A
Bank	16.88%	4.5%	6.5%
Tier 1 capital (to risk-weighted assets)
Company	17.21%	N/A	N/A
Bank	16.88%	6.0%	8.0%
Total capital (to risk-weighted assets)
Company	18.41%	N/A	N/A
Bank	18.08%	8.0%	10.0%

Effective January 1, 2020, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (the “CBLR”) requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios (which requirement has been temporarily decreased to 8.5% under the CARES Act). The CBLR is equal to Tier 1 capital divided by average total consolidated assets. In order to qualify for the CBLR election, a community bank must (i) have a leverage capital ratio greater than 9 percent, (2) have less than $10 billion in average total consolidated assets, (3) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities and (4) not be an advanced approaches banking organization. A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be “well capitalized” under the prompt corrective action rules. The Bank choose to not elect to use the CBLR requirement.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2021, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2021, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization, anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 10.9% to 27.4%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.5% to 28.0%. For savings accounts, checking accounts and money markets, the decay rates vary on an annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$18,946	$38,878	$89,144	$81,706	$134,589	$363,263
Loans receivable(3)	183,257	98,314	172,413	75,294	100,553	629,831
Other interest-earning assets (4)	133,104	1,106	996	—	—	135,206
Total interest-earning assets	$335,307	$138,298	$262,553	$157,000	$235,142	$1,128,300

Interest-bearing liabilities:
Savings accounts	$3,858	$11,286	$17,102	$13,086	$109,947	$155,279
Checking and money market accounts	7,797	23,390	96,971	75,343	100,782	304,283
Certificate accounts	50,335	95,208	144,552	11,827	—	301,922
Advances from Federal Home Loan Bank	17,364	27,619	187,656	19,000	—	251,639
Real estate tax escrow accounts	1,623	—	—	—	—	1,623
Total interest-bearing liabilities	$80,977	$157,503	$446,281	$119,256	$210,729	$1,014,746

Interest-earning assets less interest-bearing liabilities	$254,330	$(19,205)	$(183,728)	$37,744	$24,413	$113,554

Cumulative interest-rate sensitivity gap(5)	$254,330	$235,125	$51,397	$89,141	$113,554

Cumulative interest-rate gap as a percentage of total assets at March 31, 2021	21.12%	19.53%	4.27%	7.40%	9.43%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at March 31, 2021	414.08%	198.59%	107.51%	111.09%	111.19%
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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 0% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of March 31, 2021 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in
Interest Rates				NPV as % of Portfolio
In Basis Points	Net Portfolio Value			Value of Assets
(Rate Shock)	Amount	$Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$132,849	$(27,611)	(17.21)%	11.81%	(1.63)%
200	$142,156	$(18,304)	(11.41)%	12.40%	(1.04)%
100	$152,117	$(8,344)	(5.20)%	13.00%	(0.44)%
Static	$160,460	$—	—	13.44%	—
(100)	$161,388	$927	0.58%	13.38%	(0.06)%
(200)	$166,052	$5,591	3.48%	13.60%	0.16%
(300)	$183,263	$22,802	14.21%	14.76%	1.32%

At September 30, 2020, the Company’s NPV was $152.4 million or 12.3% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV at said date would have been $160.9 million or 13.6% of the market value of assets. Conversely, a 200 basis point decrease in interest rates would result in a post shock NPV of $166.0 million or 13.0% of the market value of assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2021, there had not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation –Exposure to Changes in Interest Rates.”

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

Within the bankruptcy, Island View Crossing II, as the debtor and the Chapter 11 Trustee, filed a separate adversary proceeding against the Bank seeking to avoid certain collateral mortgages made by Island View as well as seeking to avoid certain loans made to Island View Crossing II including, but not limited to, a $1.4 million loan and a $5.5 million loan. The complaint was filed on or about March 3, 2018 and that action was ultimately consolidated with the Removed Action.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, as such factors could materially affect the Company’s business, financial condition, or future results of operations. As of March 31, 2021, no material changes have occurred to the risk factors of the Company as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed in December 2020. The risks described in the 2020 Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial conditions, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	and (b) Not applicable.
(c)	The Company’s repurchases of equity securities for the three months ended March 31, 2021 were as follows:

			Total Number
			of Shares
			Purchased as
			Part of	Maximum Number
	Total		Publicly	of Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under Plans or
Period	Purchased	Per Share	Programs (1)	Programs (1)
January 1 - 31, 2021	—	$—	—	222,830
February 1 - 28, 2021	32,839	13.17	32,839	189,991
March 1 - 31, 2021	34,661	14.73	34,661	155,330
	67,500	$13.97	67,500
(1)	On June 18, 2020 the Company announced a new stock repurchase program to repurchase up to 407,600 shares of common stock, approximately 5% of the Company’s outstanding shares of common stock, over a one-year period or such longer period of time as may be necessary to complete such repurchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

PRUDENTIAL BANCORP, INC.

Date: May 17, 2021	By: /s/ Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Date: May 17, 2021	By: /s/ Jack E. Rothkopf
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer and Treasurer