Form 10-Q
period 2021-06-30
PRUDENTIAL BANCORP, INC.
filed 2021-08-16
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Yes   ☐ No  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of August 2, 2021, 10,819,006 shares were issued and 7,794,315 shares were outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	September 30,
	2021	2020

	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$1,958	$2,781
Interest-bearing deposits	77,329	114,300

Total cash and cash equivalents	79,287	117,081

Certificates of deposit	2,102	2,102
Investment and mortgage-backed securities available for sale at fair value	334,887	420,364
Investment and mortgage-backed securities held to maturity (fair value—June 30, 2021, $23,242; September 30, 2020, $24,330)	22,006	22,860
Equity securities	38	51
Loans receivable—net of allowance for loan losses (June 30, 2021, $8,356; September 30, 2020, $8,303)	609,788	588,300
Accrued interest receivable	4,262	4,699
Other real estate owned	3,832	—
Restricted bank stock—at cost	10,206	12,532
Office properties and equipment—net	6,955	7,129
Bank owned life insurance (BOLI)	32,967	32,498
Deferred income taxes, net	2,643	3,902
Goodwill	6,102	6,102
Core deposit intangible	269	340
Prepaid expenses and other assets	9,708	5,393
TOTAL ASSETS	$1,125,052	$1,223,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest-bearing	$32,030	$30,002
Interest-bearing	699,230	740,947
Total deposits	731,260	770,949
Advances from Federal Home Loan Bank - short term	—	25,000
Advances from Federal Home Loan Bank - long term	234,298	260,253
Accrued interest payable	2,272	3,374
Advances from borrowers for taxes and insurance	2,558	2,798
Interest rate swap contracts	14,196	20,960
Accounts payable and accrued expenses	9,102	10,902

Total liabilities	993,686	1,094,236

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 10,819,006 issued and 7,844,002 outstanding at June 30, 2021; 10,819,006 issued and 8,138,675 outstanding at September 30, 2020	108	108
Additional paid-in capital	118,384	118,270
Treasury stock, at cost: 2,975,004 shares at June 30, 2021 and 2,680,331 shares at September 30, 2020	(43,318)	(39,207)
Retained earnings	57,002	52,889
Accumulated other comprehensive loss	(810)	(2,943)

Total stockholders’ equity	131,366	129,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,125,052	$1,223,353

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

INTEREST INCOME:
Interest and fees on loans	$6,428	$6,012	$19,091	$19,175
Interest on mortgage-backed securities	1,193	1,989	4,237	7,345
Interest and dividends on investments	1,701	1,665	5,058	5,231
Interest on interest-bearing deposits	17	125	107	877

Total interest income	9,339	9,791	28,493	32,628

INTEREST EXPENSE:
Interest on deposits	2,055	2,461	6,186	8,452
Interest on advances from FHLB - short term	—	61	39	1,026
Interest on advances from FHLB - long term	1,511	1,964	5,087	5,714

Total interest expense	3,566	4,486	11,312	15,192

NET INTEREST INCOME	5,773	5,305	17,181	17,436

PROVISION FOR LOAN LOSSES	—	750	—	1,375

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,773	4,555	17,181	16,061

NON-INTEREST INCOME:
Fees and other service charges	176	99	429	414
Gain on sale of mortgage-backed securities available for sale	910	3,311	910	5,993
Holding (loss) gain on equity securities	(16)	21	(12)	(37)
Gain on sale of loans	24	16	82	281
Swap income (loss)	60	76	379	(224)
Earnings from BOLI	155	158	467	492
Other	86	81	252	343

Total non-interest income	1,395	3,762	2,507	7,262

NON-INTEREST EXPENSES:
Salaries and employee benefits	2,682	2,209	7,627	7,131
Data processing	247	186	663	612
Professional services	357	474	1,196	1,186
Office occupancy	248	202	753	624
Depreciation	107	116	326	384
Director compensation	70	46	177	179
Federal Deposit Insurance Corporation premiums	255	165	605	541
Real estate owned expense	—	11	—	151
Advertising	27	42	71	134
Core deposit amortization	22	26	71	82
Other	528	519	1,502	1,453

Total non-interest expenses	4,543	3,996	12,991	12,477

INCOME BEFORE INCOME TAXES	2,625	4,321	6,697	10,846

INCOME TAXES:
Current (benefit) expense	(186)	943	216	2,234
Deferred expense (benefit)	573	(242)	692	(395)

Total	387	701	908	1,839

NET INCOME	$2,238	$3,620	$5,789	$9,007

BASIC EARNINGS PER SHARE	$0.28	$0.44	$0.73	$1.04

DILUTED EARNINGS PER SHARE	$0.28	$0.44	$0.72	$1.03

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

Net income	$2,238	$3,620	$5,789	$9,007

Unrealized holding gain (loss) on available-for-sale securities	944	5,409	(1,848)	9,061

Tax effect	(199)	(1,136)	387	(1,903)

Reclassification adjustment for net gains recorded in net income	(910)	(3,311)	(910)	(5,993)

Tax effect	191	695	191	1,258

Unrealized holding gain (loss) on interest rate swap contracts	902	(990)	5,461	(9,612)

Tax effect	(189)	208	(1,148)	2,019

Total other comprehensive income (loss)	739	875	2,133	(5,170)

Comprehensive income	$2,977	$4,495	$7,922	$3,837

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	(Loss) Income	Equity

	(Dollars in Thousands, Except Per Share Data)
BALANCE, April 1, 2021	$108	$118,295	$(41,909)	$55,313	$(1,549)	$130,258

Net income				2,238		2,238

Other comprehensive gain					739	739

Dividends paid ($0.07 per share)				(549)		(549)

Purchase of treasury stock (100,000 shares)			(1,409)			(1,409)

Treasury stock used for employee benefit plan.						—

Stock option expense		46				46

Restricted share award expense		43				43

BALANCE, June 30, 2021	$108	$118,384	$(43,318)	$57,002	$(810)	$131,366

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	(Loss) Income	Equity

	(Dollars in Thousands, Except Per Share Data)
BALANCE, April 1, 2020	$108	$118,123	$(30,994)	$49,862	$(4,853)	$132,246

Net income				3,620		3,620

Other comprehensive gain					875	875

Dividends paid ($0.07 per share)				(571)		(571)

Purchase of treasury stock (635,020 shares)			(8,026)			(8,026)

Stock option expense		47				47

Restricted share award expense		48				48

BALANCE, June 30, 2020	$108	$118,218	$(39,020)	$52,911	$(3,978)	$128,239

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	(Loss) Income	Equity

	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2020	$108	$118,270	$(39,207)	$52,889	$(2,943)	$129,117

Net income				5,789		5,789

Other comprehensive income					2,133	2,133

Dividends paid ($0.21 per share)				(1,676)		(1,676)

Purchase of treasury stock (309,311 shares)			(4,315)			(4,315)

Treasury stock used for employee benefit plan (14,638 shares)		(143)	204			61

Stock option expense		130				130

Restricted share award expense		127				127

BALANCE, June 30, 2021	$108	$118,384	$(43,318)	$57,002	$(810)	$131,366

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	(Loss) Income	Equity

	(Dollars in Thousands)
BALANCE, October 1, 2019	$108	$118,384	$(29,698)	$49,625	$1,192	$139,611

Net income				9,007		9,007

Other comprehensive loss					(5,170)	(5,170)

Dividends paid ($0.64 per share)				(5,646)		(5,646)

Purchase of treasury stock (787,029 shares)			(10,025)			(10,025)

Treasury stock used for employee benefit plan (44,587 shares)		(787)	703			(84)

Stock option expense		317				317

Restricted share award expense		304				304

Reclassification for adoption of ASC topic 842				(75)		(75)

BALANCE, June 30, 2020	$108	$118,218	$(39,020)	$52,911	$(3,978)	$128,239

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2021	2020

	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$5,789	$9,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	326	384
Net amortization/accretion of premiums/discounts and other amortization	(497)	(920)
Provision for loan losses	—	1,375
Accretion of deferred loan fees and costs	(167)	(85)
Income from bank owned life insurance	(467)	(492)
Gain on sale of investment and mortgage-backed securities	(910)	(5,993)
Write-down of real estate owned	—	125
Gain on sale of loans	(82)	(281)
Proceeds from the sale of loans	5,257	21,850
Originations of loans held for sale	(5,175)	(7,572)
Share-based compensation expense	257	621
Holding losses on equity securities	12	37
Deferred income tax expense (benefit)	692	(395)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	437	(585)
Accrued interest payable	(1,102)	(1,314)
Other, net	(578)	216
Net cash provided by operating activities	3,792	15,978
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(35,146)	(165,178)
Purchase of investment and mortgage-backed securities held to maturity	—	(2,500)
Loans originated or acquired	(143,419)	(94,655)
Principal collected on loans	113,062	80,352
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	785	45,441
Available-for-sale	106,717	105,661
Proceeds from sale of investment and mortgage-backed securities	11,060	142,055
Proceeds from redemption of FHLB stock	3,347	9,881
Purchase of FHLB stock	(1,021)	(6,457)
Purchases of equipment	(152)	(355)
Net cash provided by investing activities	55,233	114,245

	Nine Months Ended June 30,
	2021	2020
	(Dollars in thousands)
FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, and savings accounts	(38,226)	156,611
Net decrease in certificates of deposit	(1,467)	(174,906)
Net decrease in FHLB advances - short term	(25,000)	(65,000)
Repayment of FHLB advances - long term	(25,956)	(20,835)
(Decrease) increase in advances from borrowers for taxes and insurance	(240)	927
Cash dividends paid	(1,676)	(5,646)
Treasury stock used for employee benefit plans	61	703
Purchase of treasury stock	(4,315)	(10,025)
Net cash used in financing activities	(96,819)	(118,171)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,794)	12,052
CASH AND CASH EQUIVALENTS—Beginning of period	117,081	47,968

CASH AND CASH EQUIVALENTS—End of period	$79,287	$60,020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid on deposits and advances from FHLB	$12,414	$16,506

Income taxes paid	$70	$1,285

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Loans transferred to other real estate owned	$3,832	$183

Lease adoption:
Right of use lease asset	$—	$1,415
Lease liability	$—	$1,536

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

The Bank is a community-oriented, Pennsylvania-chartered savings bank headquartered in South Philadelphia. The banking office network currently consists of the headquarters and main office (which includes a branch office), an administrative office, and nine additional full-service branch offices. Eight of the branch offices are located in Philadelphia (Philadelphia County), one is in Drexel Hill, Delaware County, and one is in Huntingdon Valley, Montgomery County (both of the latter are Pennsylvania counties). The Bank maintains ATMs at all 10 of the banking offices. The Bank also provides on-line and mobile banking services.

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

Basis of presentation – The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three and nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The significant accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 72 through 76 of the Annual Report on Form 10-K for the year ended September 30, 2020.

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

In January 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through June 30, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and/or results of operations.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides optional temporary guidance for entities transitioning away from LIBOR and other interbank offered rates (IBORs) to new references rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic 848. ASU 2021-01 clarifies that the derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to December 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments in this update do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and/or results of operations.

In March 2021, the FASB issued ASU 2021-03, Intangibles – Goodwill and Other (Topic 350), which provides private companies and not-for-profit entities with an accounting alternative to elect not to monitor for goodwill impairment-triggering events during the reporting period and, instead, to evaluate the facts and circumstances as of the end of the reporting period to determine whether it is more likely than not that goodwill is impaired. The amendments in this Update are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance as of March 31, 2021. An entity should not retroactively adopt the amendments in this Update for interim financial statements already issued in the year of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which requires an entity to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant.  An entity should measure the effect of a modification as the difference between the fair value of the modified warrant and the fair value of that warrant immediately before modification. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842), which amends ASC 842 so that lessors are no longer required to recognize a selling loss upon commencement of a lease with variable lease payments that, prior to the amendments, would have been classified as a sales-type or direct financing lease.  Furthermore, a lessor must classify as an operating lease any lease that would otherwise be classified as a sales-type or direct financing lease and that would result in the recognition of a selling loss at lease commencement, provided that the lease includes variable lease payments that do not depend on an index or rate.  For public business entities and certain not-for-profit entities and employee benefit plans that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years.  For all other entities that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022.  All entities that have adopted ASC 842 are permitted to early adopt the amendments in ASU 2021-05. The amendments in ASU 2021-05 are effective as of the same date as the guidance in ASC 842 for entities that have not adopted ASC 842.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,
	2021		2020

	(Dollars in Thousands Except Per Share Data)
	Basic	Diluted	Basic	Diluted

Net income	$2,238	$2,238	$3,620	$3,620

Weighted average common shares outstanding	7,869,370	7,869,370	8,233,640	8,233,640

Effect of CSEs	—	25,938	—	13,658

Adjusted weighted average common shares used in earnings per share computation	7,869,370	7,895,308	8,233,640	8,247,298

Earnings per share	$0.28	$0.28	$0.44	$0.44

	Nine Months Ended June 30,
	2021		2020

	(Dollars in Thousands, Except Share and Per Share Data)
	Basic	Diluted	Basic	Diluted

Net income	$5,789	$5,789	$9,007	$9,007

Weighted average common shares outstanding	7,983,728	7,983,728	8,669,322	8,669,322

Effect of CSEs	—	11,933	—	92,767

Adjusted weighted average common shares used in earnings per share computation	7,983,728	7,995,661	8,669,322	8,762,089

Earnings per share	$0.73	$0.72	$1.04	$1.03

As of June 30, 2021 and 2020, there were 267,728 and 514,659 shares of common stock, respectively, subject to options with exercise prices less than the then current market and which were included in the computation of diluted earnings per share. At June 30, 2021 and 2020, there were 253,530 and 265,030 shares of common stock, respectively, subject to options that had exercise prices greater than the then current market value and were considered anti-dilutive at such dates.

3.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods presented:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020

			Total			Total
			accumulated			accumulated
	Unrealized gain	Unrealized gain (loss)	other	Unrealized gain	Unrealized gain (loss)	other
	(loss) on AFS	on interest rate swaps	comprehensive	(loss) on AFS	on interest rate swaps	comprehensive
	securities (a)	(a)	income (loss)	securities (a)	(a)	income (loss)
Beginning balance, April 1	$8,379	$(9,928)	$(1,549)	$8,864	$(13,717)	$(4,853)
Other comprehensive (loss) income before reclassification	745	713	1,458	4,273	(782)	3,491
Total other comprehensive income (loss)	9,124	(9,215)	(91)	13,137	(14,499)	(1,362)
Reclassification for net gains recorded in net income	(719)	—	(719)	(2,616)	—	(2,616)
Ending balance, March 31	$8,405	$(9,215)	$(810)	$10,521	$(14,499)	$(3,978)
(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

	Nine Months Ended June 30, 2021			Nine Months Ended June 30, 2020

			Total			Total
			accumulated			accumulated
	Unrealized gain	Unrealized gain (loss)	other	Unrealized gain	Unrealized gain (loss)	other
	(loss) on AFS	on interest rate swaps	comprehensive	(loss) on AFS	on interest rate swaps	comprehensive
	securities (a)	(a)	income (loss)	securities (a)	(a)	income (loss)
Beginning balance, October 1	$10,585	$(13,528)	$(2,943)	$8,098	$(6,906)	$1,192
Other comprehensive (loss) income before reclassification	(1,461)	4,313	2,852	7,158	(7,593)	(435)
Total other comprehensive income (loss)	9,124	(9,215)	(91)	15,256	(14,499)	757
Reclassification for net gains recorded in net income	(719)	—	(719)	(4,735)	—	(4,735)
Ending balance, March 31	$8,405	$(9,215)	$(810)	$10,521	$(14,499)	$(3,978)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

4.    INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$10,779	$80	$—	$10,859
State and political subdivisions	77,582	2,946	(49)	80,479
Mortgage-backed securities - U.S. government agencies	150,684	5,410	(565)	155,529
Corporate debt securities	85,201	2,956	(137)	88,020
Total debt securities available for sale	$324,246	$11,392	$(751)	$334,887

Securities Held to Maturity:
U.S. government and agency obligations	$1,000	$186	$—	$1,186
State and political subdivisions	17,994	820	—	18,814
Mortgage-backed securities - U.S. government agencies	3,012	230	—	3,242

Total securities held to maturity	$22,006	$1,236	$—	$23,242

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$22,241	$153	$—	$22,394
State and political subdivisions	79,099	1,940	(1,418)	79,621
Mortgage-backed securities - U.S. government agencies	226,863	9,774	(71)	236,566
Corporate debt securities	78,764	3,564	(545)	81,783
Total debt securities	$406,967	$15,431	$(2,034)	$420,364

Securities Held to Maturity:
U.S. government and agency obligations	$1,000	$236	$—	$1,236
State and political subdivisions	18,076	925	—	19,001
Mortgage-backed securities - U.S. government agencies	3,784	309	—	4,093

Total securities held to maturity	$22,860	$1,470	$—	$24,330

The Company recognized holding losses on equity securities of $16,000 and $12,000 for the three and nine months ended June 30, 2021, respectively, and a holding gain of $21,000 and a holding loss on equity securities of $37,000, respectively, during the three and nine months ended June 30, 2020.

As of June 30, 2021, the Bank maintained $131.0 million of securities in a safekeeping account at the FHLB of Pittsburgh available to be used for collateral and convenience. As of June 30, 2021, the Bank was only required to hold $23.3 million as specific collateral for its borrowings from the FHLB of Pittsburgh; therefore the $107.7 million of excess securities as of such date were not restricted and could be sold or transferred if needed.

The following table shows the gross unrealized losses and related fair values of the Company’s investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position as of June 30, 2021:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
State and political subdivisions	$—	$—	$(49)	$4,937	$(49)	$4,937
Mortgage-backed securities -U.S. government agencies	(565)	25,341	—	—	(565)	25,341
Corporate debt securities	(137)	9,870	—	—	(137)	9,870

Total securities available for sale	$(702)	$35,211	$(49)	$4,937	$(751)	$40,148

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

For both the three and nine months ended June 30, 2021 and 2020, the Company did not record any credit losses on investment securities through earnings.

Mortgage-Backed Securities – At June 30, 2021, there were 12 mortgage-backed security in a gross unrealized loss position for less than 12 months, while there was one security in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and all of them are currently rated AAA by at least one bond credit rating agency. As a result, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2021.

Corporate Debt Securities – At June 30, 2021, there were four securities in a gross unrealized loss position for less than 12 months, while there were no securities in a gross unrealized loss position for more than 12 months at such date. These securities were issued by publicly reporting companies with an investment grade rating by at least one bond credit rating agency. As a result, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2021.

State and political subdivisions – At June 30, 2021, there were four securities in a gross unrealized loss position for less than 12 months, while there were two securities in a gross unrealized loss position for more than 12 months at such date. The unrealized losses on these debt securities relate principally to the changes in market rates of interest in the financial markets and are not as a result of projected cash flow shortfalls. These securities were issued by local municipalities/school districts with an investment grade rating by at least one bond credit rating agency. As a result, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2021.

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

	June 30, 2021
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(Dollars in Thousands)
Due after one through five years	$5,671	$6,046	$36,699	$38,353
Due after five through ten years	9,281	9,598	50,218	51,496
Due after ten years	4,042	4,356	86,645	89,509

Total	$18,994	$20,000	$173,562	$179,358

During the three and nine month periods ended June 30, 2021, the Company sold securities with an aggregate amortized cost of $10.2 million, for a recognized aggregate gain of $910,000 (pre-tax). During the three month period ended June 30, 2020, the Company sold securities with an aggregate amortized cost of $44.6 million, for a recognized aggregate gain of $2.4 million (pre-tax). For the nine month period ended June 30, 2020, the Company sold securities with an aggregate amortized cost of $136.1 million, for a recognized gain of $6.0 million (pre-tax).

5.    LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30,	September 30,
	2021	2020

	(Dollars in Thousands)
One-to-four family residential	$207,550	$233,872
Multi-family residential	65,721	31,100
Commercial real estate	149,060	139,943
Construction and land development	227,277	260,648
Loans to financial institutions	—	6,000
Commercial business	52,702	12,916
Leases	96	176
Consumer	549	604

Total loans	702,955	685,259

Undisbursed portion of loans-in-process	(84,066)	(86,862)
Deferred loan fees	(745)	(1,794)
Allowance for loan losses	(8,356)	(8,303)

Net loans	$609,788	$588,300

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at June 30, 2021:

	One- to				Loans to
	four-	Multi-family	Commercial	Construction and	financial	Commercial
	family residential	residential	real estate	land development	institutions	business	Leases	Consumer	Unallocated		Total

	(Dollars in Thousands)

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$		$—
Collectively evaluated for impairment	1,646	911	1,989	2,282	—	740	2	5		781	8,356
Total ending allowance balance	$1,646	$911	$1,989	$2,282	$—	$740	$2	$5		$781	$8,356

Loans:
Individually evaluated for impairment	$3,398	$—	$1,328	$4,193	$—	$—	$—	$—			$8,919
Collectively evaluated for impairment	204,152	65,721	147,732	223,084	—	52,702	96	549			694,036
Total loans	$207,550	$65,721	$149,060	$227,277	$—	$52,702	$96	$549			$702,955

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

The following table presents impaired loans by class as of June 30, 2021, segregated by those for which a specific allowance was required and those for which no specific allowance was required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans

	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$—	$—	$3,398	$3,398	$3,694
Commercial real estate	—	—	1,328	1,328	1,506
Construction and land development	—	—	4,193	4,193	4,440
Total	$—	$—	$8,919	$8,919	$9,640

The following table presents impaired loans by class as of September 30, 2020, segregated by those for which a specific allowance was required and those for which no specific allowance was required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans

	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$—	$—	$3,095	$3,095	$3,482
Commercial real estate	—	—	1,417	1,417	1,600
Construction and land development	—	—	8,525	8,525	10,906
Total	$—	$—	$13,037	$13,037	$15,988

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended June 30, 2021
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$3,437	$4	$5
Commercial real estate	1,328	—	—
Construction and land development	6,222	—	—
Total impaired loans	$10,987	$4	$5

	Three Months Ended June 30, 2020
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$3,663	$5	$5
Commercial real estate	1,417	—	—
Construction and land development	8,675	—	—
Consumer	25	—	—
Total impaired loans	$13,780	$5	$5

	Nine Months Ended June 30, 2021
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$3,264	$13	$7
Commercial real estate	1,351	—	—
Construction and land development	7,348	—	—
Total impaired loans	$11,963	$13	$7

	Nine Months Ended June 30, 2020
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$4,018	$8	$22
Multi-family residential	49	—	—
Commercial real estate	1,534	—	1
Construction and land development	8,708	—	—
Commercial business	3	—	1
Consumer	19	—	—
Total impaired loans	$14,331	$8	$24

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

	June 30, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in Thousands)
One-to-four residential	$202,703	$1,449	$3,398	$—	$207,550
Multi-family residential	65,721	—	—	—	65,721
Commercial real estate	138,493	9,239	1,328	—	149,060
Construction and land development	223,084	—	4,193	—	227,277
Commercial business	52,702	—	—	—	52,702
Total	$682,703	$10,688	$8,919	$—	$702,310

	September 30, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in Thousands)
One-to-four residential	$229,361	$1,416	$3,095	$—	$233,872
Multi-family residential	31,100	—	—	—	31,100
Commercial real estate	128,527	9,999	1,417	—	139,943
Construction and land development	252,123	—	8,525	—	260,648
Loans to financial institutions	6,000	—	—	—	6,000
Commercial business	12,916	—	—	—	12,916
Total	$660,027	$11,415	$13,037	$—	$684,479

The Company evaluates the classification of one-to-four family residential loans, leases and consumer loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular loan, the loan is downgraded following the above definitions of special mention, substandard, doubtful and loss.

The following tables represent loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status. Non-performing loans that would be included in the table are those loans greater than 90 days past due as to principal and/or interest that do not have a designated risk rating.

	June 30, 2021
		Non-
	Performing	Performing	Total

	(Dollars in Thousands)
Leases	$96	$—	$96
Consumer	549	—	549
Total	$645	$—	$645

	September 30, 2020
		Non-
	Performing	Performing	Total

	(Dollars in Thousands)
Leases	$176	$—	$176
Consumer	604	—	604
Total	$780	$—	$780

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following tables present the loan categories of the loan portfolio summarized by the aging categories of performing loans, delinquent loans and nonaccrual loans:

	June 30, 2021
							90 Days+
		30‑89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing

	(Dollars in Thousands)
One-to-four family residential	$204,633	$447	$2,470	$2,917	$207,550	$3,398	$—
Multi-family residential	65,721	—	—	—	65,721	—	—
Commercial real estate	147,732	—	1,328	1,328	149,060	1,328	—
Construction and land development	223,084	—	4,193	4,193	227,277	4,193	—
Commercial business	52,702	—	—	—	52,702	—	—
Leases	96	—	—	—	96	—
Consumer	549	—	—	—	549	—	—
Total Loans	$694,517	$447	$7,991	$8,438	$702,955	$8,919	$—

	September 30, 2020
							90 Days+
		30‑89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing

	(Dollars in Thousands)
One-to-four family residential	$231,196	$523	$2,153	$2,676	$233,872	$3,095	$—
Multi-family residential	31,100	—	—	—	31,100	—	—
Commercial real estate	136,225	2,301	1,417	3,718	139,943	1,417	—
Construction and land development	252,123	—	8,525	8,525	260,648	8,525	—
Commercial business	12,916	—	—	—	12,916	—	—
Loans to financial institutions	6,000	—	—	—	6,000	—	—
Leases	176	—	—	—	176	—
Consumer	604	—	—	—	604	—	—
Total Loans	$670,340	$2,824	$12,095	$14,919	$685,259	$13,037	$—

The allowance for loan losses is established through a provision for loan losses charged to expense. The Company maintains the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses no less than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio in view of these inherent losses. For each primary type of loan, a loss factor is established reflecting an estimate of the known and inherent losses in such loan type contained in the portfolio using both a quantitative analysis as well as consideration of qualitative factors. The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the Company’s loans, the value of collateral securing the loans, the borrowers’ ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. The analysis of the allowance took into account the pandemic and its effects on the Company's business, especially with respect to commercial real estate, commercial business and construction and land development loans.

Commercial real estate loans, especially non-owner occupied, entail significant additional credit risks compared to owner-occupied one-to-four family residential mortgage loans, as they generally involve large loan balances concentrated with a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business operation of the borrowers who are, in some cases, also the primary occupant, and thus may be subject to a greater extent to the effects of adverse conditions in the real estate market and in the economy in general. Commercial business loans typically involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes the Company to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties and/or the availability of permanent financing upon completion of all improvements. These events may adversely affect the sale of the properties, potentially reducing both the borrowers’ ability to make required payments as well as reducing the value of the collateral property. Such lending is additionally subject to the risk that if the estimate of construction cost proves to be inaccurate, the Company potentially will be compelled to advance additional funds to allow completion of the project. In addition, if the estimate of value proves to be inaccurate, the Company may be confronted with a project, when completed, having less value than the loan amount. If the Company is forced to foreclose on a construction project prior to completion, there is no assurance that the Company would be able to recover the entire unpaid portion of the loan.

The following tables summarize the primary segments of the allowance for loan losses. Activity in the allowance is presented for both the three and nine month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at March 31, 2021	$1,583	$720	$1,969	$2,710	$580	$—	$3	$5	$783	$8,353
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	3	—	3
Provision	63	191	20	(428)	160	—	(1)	(3)	(2)	—
ALLL balance at June 30, 2021	$1,646	$911	$1,989	$2,282	$740	$—	$2	$5	$781	$8,356

	Nine Months Ended June 30, 2021
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at September 30, 2020	$1,877	$460	$1,989	$2,888	$194	$89	$3	$6	$797	$8,303
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	14	—	—	38	—	53
Provision	(232)	451	—	(606)	532	(89)	(1)	(39)	(16)	—
ALLL balance at June 30, 2021	$1,646	$911	$1,989	$2,282	$740	$—	$2	$5	$781	$8,356

	Three Months Ended June 30, 2020
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at March 31, 2020	$1,301	$295	$1,365	$2,090	$257	$70	$4	$3	$576	$5,961
Charge-offs	—	—	—	—	—	—	—	(22)	—	(22)
Recoveries	1	—	—	—	—	—	—	—	—	1
Provision	74	107	282	250	(50)	4	(1)	22	62	750
ALLL balance at June 30, 2020	$1,376	$402	$1,647	$2,340	$207	$74	$3	$3	$638	$6,690

	Nine Months Ended June 30, 2020
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at September 30, 2019	$1,002	$315	$1,257	$2,034	$206	$63	$5	$13	$498	$5,393
Charge-offs	(3)	—	—	—	(15)	—	—	(77)	—	(95)
Recoveries	2	—	—	—	—	—	9	6	—	17
Provision	375	87	390	306	16	11	(11)	61	140	1,375
ALLL balance at June 30, 2020	$1,376	$402	$1,647	$2,340	$207	$74	$3	$3	$638	$6,690

The Company recorded no provision for loan losses for the three and nine month periods ended June 30, 2021, compared to a provision of $750,000 and $1.4 million, respectively, for loan losses for the three and nine month periods in fiscal 2020. During the quarter ended June 30, 2021, the Company recorded no charge offs and recoveries of $3,000. During the nine months ended June 30, 2021, the Company recorded no charge offs and recoveries of $53,000. During the quarter ended June 30, 2020, the Company recorded $22,000 in charge offs and recoveries of $1,000. During the nine months ended June 30, 2020, the Company recorded charge offs of $95,000 and recoveries of $17,000.

At June 30, 2021, the Company had two loans aggregating $1.1 million that were classified as troubled debt restructurings (“TDRs”). One of the TDRs, totaling $705,000, which is on non-accrual, is a part of a troubled lending relationship totaling $6.1 million. The remaining TDR is also on non-accrual and consists of a $395,000 loan secured by a single-family property; the loan is performing in accordance with the restructured terms.

The Company did not restructure any loans, as a TDR, during the three and nine months ended June 30, 2021, or during the three and nine months ending June 30, 2020.

No TDRs defaulted during the three and nine month periods ending June 30, 2021 or 2020.

6.    DEPOSITS

Deposits consist of the following major classifications:

	June 30,		September 30,
	2021		2020
	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Non-interest-bearing checking accounts	$32,030	4.4%	$30,002	3.9%
Interest-bearing checking accounts	92,464	12.6%	135,797	17.6%
Money market deposit accounts	108,908	14.9%	111,105	14.4%
Passbook, club and statement savings	229,711	31.4%	224,435	29.1%
Certificates maturing in six months or less	140,839	19.3%	125,165	16.2%
Certificates maturing in more than six months	127,308	17.4%	144,445	18.8%

Total	$731,260	100.0%	$770,949	100.0%

Certificates in the amount of $250,000 and over totaled $95.8 million as of June 30, 2021 and $76.6 million as of September 30, 2020.

7.    ADVANCES FROM FEDERAL HOME LOAN BANK – SHORT TERM

As of June 30, 2021 and September 30, 2020 outstanding balances and related information regarding short-term borrowings ( due in less than one year) from the FHLB are summarized as follows:

	June 30,	September 30,
(Dollar Amounts in Thousands)	2021	2020
Balance at year-end	$—	$25,000
Weight-average rate at period-end	—%	0.39%

As September 30, 2020, the $25.0 million of borrowings consisted of one 90-day FHLB advance associated with an interest rate swap contract.

The Bank maintains borrowing facilities with the FHLB of Pittsburgh, Atlantic Community Bankers Bank (“ACBB”) and the Federal Reserve Bank of Philadelphia, the terms and interest rates of which are subject to change on the date of execution of borrowings. Available borrowings are based on collateral with the facility. The Bank also maintains unsecured borrowing facilities with ACBB and PNC for $12.5 million and $10.0 million, respectively. There were  no draws on either facility as of June 30, 2021.

8.    ADVANCES FROM FEDERAL HOME LOAN BANK – LONG TERM

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by a blanket collateral of loans held by the Bank and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of June 30, 2021 and September 30, 2020 were as follows:

Lomg-term FHLB advances:	Maturity range		Weighted average	Stated interest rate range		June 30,	September 30,
Description	from	to	interest rate	from	to	2021	2020

						(Dollars in Thousands)
Fixed Rate - Amortizing	1‑Oct‑20	30‑Sep‑21	—%	—%	—%	$—	$5,179
Fixed Rate - Amortizing	1‑Oct‑21	30‑Sep‑22	2.91%	1.99%	3.05%	3,060	5,523
Fixed Rate - Amortizing	1‑Oct‑22	30‑Sep‑23	2.89%	1.94%	3.11%	3,984	5,265
Total			2.90%			7,044	15,967

Fixed Rate - Advances	1‑Oct‑20	30‑Sep‑21	1.49%	1.42%	1.55%	996	17,996
Fixed Rate - Advances	1‑Oct‑21	30‑Sep‑22	2.31%	1.94%	3.23%	63,261	63,293
Fixed Rate - Advances	1‑Oct‑22	30‑Sep‑23	2.52%	2.00%	3.22%	94,999	94,999
Fixed Rate - Advances	1‑Oct‑23	30‑Sep‑24	2.88%	2.38%	3.20%	67,998	67,998
Total			2.55%			227,254	244,286

Total			2.57%			$234,298	$260,253

9.    INTEREST RATE SWAPS

The Bank has contracted with a third party to participate in interest rate swap contracts. There were thirteen cash flow hedges tied to wholesale funding at both June 30, 2021 and September 30, 2020. These interest rate swaps involve the receipt of variable-rate amounts from the counterparty in exchange for the Bank making fixed-rate payments. During the quarter ended June 30, 2021, no expense was recognized as ineffectiveness through earnings, while $1,000 of expense was recognized as ineffectiveness through earnings during the comparable period in fiscal 2020. During the nine months ended June 30, 2021, $5,000 of expense was recognized as ineffectiveness through earnings, while $4,000 of expense was recognized as ineffectiveness through earnings during the comparable period in 2020. There were twelve interest rate swaps designated as fair value hedges involving the receipt of variable-rate payments from the counterparty in exchange for the Bank making fixed-rate payments over the life of the agreements that were applicable to five loans and seven investment securities as of both June 30, 2021 and September 30, 2020. There was $18.3 million on deposit with the counterparty as collateral for the hedges at June 30, 2021. The fair value is recorded in the other liabilities section of the consolidated statements of financial condition.

Below is a summary of the interest rate swap agreements and their terms as of June 30, 2021.

2021
Hedged	Notional	Pay Rate		Receive	Maturity Date		Unrealized
Item	Amount	from	to	Rate	from	to	Loss
(Dollars in Thousands)
State and political subdivisions	$21,570	3.06%	3.07%	3 Mth Libor	1-Feb-27	1-May-28	$(2,533)
Commercial loans	23,656	4.10%	5.74%	1 Mth Libor +225 to 276 bp	13-Jun-25	1-Aug-26	—
30 day wholesale funding	90,000	1.36%	2.70%	1 Mth Libor	15-Feb-24	12-Jun-26	(3,900)
90 day wholesale funding	135,000	2.51%	2.78%	3 Mth Libor	11-Jan-24	27-Mar-24	(7,763)

							$(14,196)

Below is a summary of the interest rate swap agreements and their terms as of September 30, 2020.

2021
Hedged	Notional	Pay Rate		Receive	Maturity Date		Unrealized
Item	Amount	from	to	Rate	from	to	Loss
(Dollars in Thousands)
State and political subdivisions	$21,570	3.06%	3.07%	3 Mth Libor	1-Feb-27	1-May-28	$(3,834)
Commercial loans	23,656	4.10%	5.74%	1 Mth Libor +225 to 276 bp	13-Jun-25	1-Aug-26	—
30 day wholesale funding	90,000	1.36%	2.70%	1 Mth Libor	15-Feb-24	12-Jun-26	(6,157)
90 day wholesale funding	135,000	2.51%	2.78%	3 Mth Libor	11-Jan-24	27-Mar-24	(10,969)

							$(20,960)

All interest swaps are carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”

10.  INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	June 30,	September 30,
	2021	2020

	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,683	$2,071
Nonaccrual interest	387	561
Accrued vacation	16	16
Capital loss carryforward	4	4
Split dollar life insurance	9	9
Post-retirement benefits	69	72
Realized loss on equity securities	—	3
Unrealized losses on interest rate swaps	2,450	3,596
Deferred compensation	759	781
Goodwill	50	58
Lease liability	266	—
Other	24	48
Employee benefit plans	229	187
Total deferred tax assets	5,946	7,406
Valuation allowance	(4)	(4)
Total deferred tax assets, net of valuation allowance	5,942	7,402

Deferred tax liabilities:
Property	150	137
Right of Use	242	—
Realized gain on equity securities	9	—
Unrealized gains on available for sale securities	2,235	2,813
Purchase accounting adjustments	377	321
Deferred loan fees	286	229
Total deferred tax liabilities	3,299	3,500
Net deferred tax assets	$2,643	$3,902

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be fully realized through future reversals of existing taxable temporary differences and/or, to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains recognized over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The  valuation allowance totaled $4,000 at both June 30, 2021 and September 30, 2020.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated statements of operations as a component of income tax expense. The Company’s federal and state income tax returns for taxable years through September 30, 2017 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

11.  STOCK COMPENSATION PLANS

The Company maintains the 2008 Recognition and Retention Plan (“RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provided for the grant of shares of common stock of the Company to officers, employees and directors of the Company. In order to fund the grant of shares under the RRP, the RRP purchased 213,528 shares (on a converted basis) of the Company’s common stock in the open market for an aggregating cost of approximately $2.5 million, at an average purchase price per share of $11.49. The Company made sufficient contributions to the RRP to fund these purchases. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares of common stock can be awarded as restricted stock awards or units, of which 233,500 shares were awarded during February 2015. In August 2016, the Company granted 7,473 awards covering shares under the RRP and 3,027 shares under the 2014 SIP. In March 2017, the Company granted awards covering 17,128 shares under the 2014 SIP. In March 2018, the Company granted awards covering 8,209 shares under the RRP and 18,291 shares under the 2014 SIP. Shares subject to awards under either plan generally vest at the rate of 20% per year over five years. No further grants may be made pursuant to the RRP in accordance with its terms.

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three and nine months ended June 30, 2021, an aggregate of $41,000 and $84,000, respectively, was recognized in compensation expense for the restricted stock awards pursuant to the RRP and the 2014 SIP. During the three and nine months ended June 30, 2020, $120,000 and $256,000, respectively, was recognized in compensation expense for the restricted stock awards pursuant to the RRP and the 2014 SIP. At June 30, 2021, approximately $239,000 in additional compensation expense for unvested shares awarded related to the RRP and 2014 SIP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the nine months ended June 30, 2021 is presented in the following table:

	Nine Months Ended
	June 30, 2021
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested restricted stock awards at October 1, 2020	23,056	$17.78
Granted	—	—
Forfeited	—	—
Vested	(8,128)	18.03
Non-vested restricted stock awards at June 30, 2021	14,928	$17.66

The Company maintains the 2008 Stock Option Plan (the “Option Plan”) which authorized the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 shares (on a converted basis) of common stock were approved for future issuance pursuant to the Option Plan. As of September 30, 2018, all of the options had been awarded under the Option Plan. No further grants may be made pursuant to the Option Plan. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. Options to purchase 605,000 shares were awarded during February 2015 pursuant to the 2014 SIP. During

August 2016, the Company granted options covering 18,866 shares under the Option Plan and 8,634 shares under the 2014 SIP. In March 2017, the Company granted options covering 22,828 shares under the 2014 SIP. In May 2017, the Company granted options covering 25,000 shares under the 2014 SIP and 283 shares under the Option Plan. In March 2018, the Company granted options covering 159,265 shares under the 2014 SIP and 18,235 shares under the Option Plan. In July 2019, the Company granted options covering 39,702 shares under the 2014 SIP. In September 2020, the Company granted 12,500 shares under the 2014 SIP. In June 2021, the Company granted 4,500 shares under the 2014 SIP.

A summary of the status of the Company’s stock options under the Option Plan and the 2014 SIP as of June 30, 2021 is presented below:

	Nine Months Ended
	June 30, 2021
	Number of	Weighted Average
	Shares	Exercise Price
Options outstanding at October 1, 2020	571,258	$14.58
Granted	4,500	13.86
Exercised	(15,000)	12.23
Forfeited	(39,500)	18.42
Outstanding at June 30, 2021	521,258	$14.23
Exercisable at June 30, 2021	403,231	$13.74

The weighted average remaining contractual term was approximately 5.1 years for options outstanding as of June 30, 2021.

The estimated fair value of options granted during fiscal 2009 was $2.98 per share, $2.92 for options granted during fiscal 2010, $3.34 for options granted during fiscal 2013, $4.67 for the options granted during fiscal 2014, $4.58 for options granted during fiscal 2015, $2.13 for options granted during fiscal 2016, $3.18 for options granted during fiscal 2017, $3.63 for options granted during fiscal 2018, $3.38 for options granted in fiscal 2019, $2.31 for options granted in fiscal 2020 and $3.91 for options granted in fiscal 2021. The fair value for grants made in fiscal 2017 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $17.43, term of seven years, volatility rate of 14.37%, interest rate of 2.22% and a yield rate of 0.69%. The fair value for grants made in fiscal 2018 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $18.46, term of seven years, volatility rate of 15.90%, interest rate of 2.82% and a yield rate of 1.08%. The fair value for grants made in fiscal 2019 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $18.16, term of seven years, volatility rate of 17.76%, interest rate of 1.87% and a yield rate of 1.10%. The fair value for grants made in fiscal 2020 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $10.00, term of seven years, volatility rate of 33.22%, interest rate of 0.41% and a yield rate of 2.80%. The fair value for grants made to date in fiscal 2021 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $13.86, term of seven years, volatility rate of 34.46%, interest rate of 1.19% and a yield rate of 2.02%.

During the three and nine months ended June 30, 2021, $46,000 and $130,000, respectively, was recognized in compensation expense for options granted pursuant to the Option Plan and the 2014 SIP. During the three and nine months ended June 30, 2020, $48,000 and $319,000, respectively, was recognized in compensation expense for options granted pursuant to the Option Plan and the 2014 SIP.

At June 30, 2021, there was approximately $314,000 in additional compensation expense to be recognized for awarded options which remained outstanding and unvested at such date. The weighted average period over which this expense will be recognized is approximately 2.2 years.

12.  COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2021, the Company had $59.0 million in outstanding commitments to originate loans with market interest rates ranging from 3.75% to 4.75%. At September 30, 2020, the Company had $29.9 million in outstanding commitments to originate loans with market interest rates ranging from 3.25% to 4.75%. The aggregate undisbursed portion of loans-in-process amounted to $84.1 million at June 30, 2021 and $86.9 million at September 30, 2020.

The Company also had commitments under unused lines of credit of $50.9 million as of June 30, 2021 and $40.1 million as of September 30, 2020 and letters of credit outstanding of $1.1 million as of  both June 30, 2021 and  September 30, 2020.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At June 30, 2021, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $1.0 million. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

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

13.  FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2021 and September 30, 2020, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets and liabilities as of June 30, 2021 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$—	$10,859	$—	$10,859
State and political subdivisions	—	80,479	—	80,479
Mortgage-backed securities - U.S. Government agencies	—	155,529	—	155,529
Corporate bonds	—	88,020	—	88,020
Equity securities	38	—	—	38
Total	$38	$334,887	$—	$334,925

Liabilities:
Interest rate swap contracts	$—	$14,196	$—	$14,196
Total	$—	$14,196	$—	$14,196

Those assets and liabilities as of September 30, 2020 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$—	$22,394	$—	$22,394
State and political subdivisions	—	79,621	—	79,621
Mortgage-backed securities - U.S. Government agencies	—	236,566	—	236,566
Corporate bonds	—	81,783	—	81,783
Equity securities	51	—	—	51
Total	$51	$420,364	$—	$420,415

Liabilities:
Interest rate swap contracts	$—	$20,960	$—	$20,960
Total	$—	$20,960	$—	$20,960

The fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at June 30, 2021 and September 30, 2020.

			Fair Value Measurements at
	Carrying	Fair	June 30, 2021
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in Thousands)
Assets:
Investment and mortgage-backed securities held to maturity	$22,006	$23,242	$—	$23,242	$—
Loans receivable, net	609,788	616,545	—	—	616,545

Liabilities:
Certificates of deposit	268,147	277,166	—	—	277,166
Advances from FHLB - long-term	234,298	243,300	—	—	243,300

			Fair Value Measurements at
	Carrying	Fair	September 30, 2020
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in Thousands)
Assets:
Investment and mortgage-backed securities held to maturity	$22,860	$24,330	$—	$24,330	$—
Loans receivable, net	588,300	593,768			593,768

Liabilities:
Certificates of deposit	269,610	278,224	—	—	278,224
Advances from FHLB - long-term	260,253	274,172	—	—	274,172

14. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp, Inc. on January 1, 2017.

	Balance			Balance
	October 1,	Additions/		June 30,	Amortization
	2020	Adjustments	Amortization	2021	Period

			(Dollars in Thousands)
Goodwill	$6,102	$—	$—	$6,102	N/A
Core deposit intangible	340	—	(71)	269	10 years
	$6,442	$—	$(71)	$6,371

As of June 30, 2021, the current fiscal year remainder and the future fiscal periods amortization expense for the core deposit intangible is:

(Dollars in Thousands)

2021	$22
2022	78
2023	64
2024	49
2025	34
Thereafter	22
$269

Click or tap here to enter text.

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

The Bank is subject to regulation by the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking and Securities (the “Department”). The Bank’s main office is located in Philadelphia, Pennsylvania, with nine additional full-service banking offices located in Philadelphia, Delaware and Montgomery Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds, together with borrowings, to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank. In 2006, all mortgage-backed securities then owned by the Company’s predecessor were transferred to PSB Delaware, Inc. PSB Delaware, Inc.’s activities are included as part of the consolidated financial statements. The Company is subject to regulation by the Board of Governors of the Federal Reserve System.

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

Management monitors its allowance for loan losses at least quarterly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends. In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

●	Levels of past due, classified, criticized and non-accrual loans, troubled debt restructurings and loan modifications;
●	Nature and volume of loans;
●	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries and for commercial business loans, the level of loans being approved with exceptions to the Bank’s lending policy;
●	Experience, ability and depth of management and staff;
●	National and local economic and business conditions, including various market segments, especially in light of the effects of the COVID-19 pandemic and actions taken to address it on both the national and local economies;
●	Quality of the Bank’s loan review system and the degree of Board oversight;
●	Concentrations of credit and changes in levels of such concentrations; and
●	Effect of external factors on the level of estimated credit losses in the current portfolio.

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

Investment and mortgage-backed securities available for sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no securities with a Level 3 classification as of June 30, 2021 or September 30, 2020.

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

In addition to factors previously disclosed in the reports filed by the Company with the Securities and Exchange Commission (“SEC”) and those identified elsewhere in this Form 10-Q, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; general economic conditions; the scope and duration of the COVID-19 pandemic; the effects of the COVID-19 pandemic, including on the Company’s credit quality and operations as well as its impact on general economic conditions; legislative and regulatory changes including actions taken by governmental authorities in response to the COVID-19 pandemic; monetary and fiscal policies of the federal government; the effect of the Federal Reserve’s Open Market Committee’s reduction in the federal funds rate to near zero percent; changes in tax policies, rates and regulations of federal, state and local tax authorities including the effects of the Tax Reform Act; changes in interest rates, deposit flows, the cost of funds, demand for loan products, including potential declines in demand due to the COVID-19 pandemic, and the demand for financial services, in each case as may be affected by the COVID-19 pandemic; competition; changes in the quality or composition of the Company’s loan, investment and mortgage-backed securities portfolios; geographic concentration of the Company’s business; fluctuations in real estate values, especially in light of the COVID-19 pandemic; the adequacy of loan loss reserves; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.

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

The following discussion provides further details on the financial condition of the Company at June 30, 2021 and September 30, 2020, and the results of operations for the three and nine months ended June 30, 2021 and 2020.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2021 AND SEPTEMBER 30, 2020

At June 30, 2021, the Company had total assets of $1.1 billion, decreasing  by $98.3 million as compared to total assets at September 30, 2020. At June 30, 2021, net loans receivable increased by $21.5 million to $609.8 million from $588.3 million at September 30, 2020. Offsetting the increase in net loans and cash equivalents, was a $86.3 million decrease in investment securities to $356.9 million as of June 30, 2021 as compared to $443.2 million at September 30, 2020 primarily as a result of calls and paydowns of amortizing U.S. government agencies and mortgage-backed securities. Cash and cash equivalents also decreased by $37.8 million from $117.1 as of September 30, 2020.

Total liabilities decreased by $100.6 million during the second quarter to $993.7 million at June 30, 2021 due primarily to a $51.0 million decrease in FHLB borrowings and a $39.7 million decrease in deposits We have consciously allowed higher costing FHLB borrowings and certificates of deposit to run off at maturity as part of our interest-rate risk management.

Total stockholders’ equity increased by $2.3 million to $131.4 million at June 30, 2021 from $129.1 million at September 30, 2020. The increase was primarily due to net income of $5.8 million recognized during the nine months ended June 30, 2021.  Also contributing to the increase was an after tax $4.3 million increase in the fair value of interest rate swap arrangements.  These increases were partially offset by the cost of net stock repurchases totaling $4.1 million, an after tax decrease in fair value of investment securities available for sale of $2.2 million and dividend payments totaling $1.7 million during the nine months ended June 30, 2021.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021 AND 2020

Net income. The Company reported net income of $ $2.2 million, or $0.28 per basic and per diluted share, for the quarter ended June 30, 2021 as compared to $3.6 million, or $0.44 per basic and per diluted share, for the same quarter in fiscal 2020.  For the nine months ended June 30, 2021, the Company reported net income of $5.8 million, or $0.73 per basic share and $0.72 per diluted share as compared to $9.0 million, or $1.04 per basic and $1.03 per diluted share, for the same period in fiscal 2020.  The 2020 periods included significant gains on sales of investment securities available for sale.

Net interest income. Although average interest-earning assets declined by $62.5 million for the three months ended June 30, 2021 as compared to the same period in 2020, net interest income for the second quarter of fiscal 2021 amounted to $5.8 million, increasing by $468,000 as compared to the same period in 2020. Primarily contributing to the favorable increase was a decrease of $920,000 in interest paid on deposits and borrowings during the quarter ended June 30, 2021. Partially offsetting the increase in net interest income was a $452,000 decrease in interest earned on interest-earning assets. The weighted average cost of borrowings and deposits decreased 24 basis points to 1.49% for the quarter ended June 30, 2021 from 1.73% for the same period in 2020 due to decreases in market rates of interest which affected both deposit and borrowing costs. The weighted average yield on our interest-earning assets increased by six basis points, to 3.45% for the quarter ended June 30, 2021, but the average balance of interest-earning assets declined by $62.5 million to $1.1 billion primarily due to paydowns in the investment portfolio.

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

Average interest-earning assets declined by $104.1 million for the nine months ended June 30, 2021 as compared to the same period in 2020. However, due to relative shifts in yields earned and rates paid which offset such decline in part, net interest income was $17.2 million, decreasing by  $255,000 as compared to the same period in fiscal 2020. The decrease was due to a decrease of $4.1 million, or 12.7%, in interest income partially offset by a $3.9 million, or 25.5%, decrease in interest paid on deposits and borrowings. The decrease in interest income was due to the decrease in the weighted average balance of interest-earning assets and by the 14 basis point decline to 3.45% in the weighted average yield earned on our interest-earning assets. The decrease in the average balance of interest-earning assets was primarily due to paydowns in the investment portfolio.  However, the weighted average cost of borrowings and deposits decreased to a greater degree, decreasing to 1.53% during the nine months ended June 30, 2021 from 1.88% during the comparable period in 2020 primarily due to decreases in market rates of interest.

For the three and nine months ended June 30, 2021, the net interest margin was 2.13% and 2.08%, respectively, compared to 1.83% and 1.92% for the same periods in fiscal 2020, respectively. The margin improvement experienced in the 2021 periods in large part reflected the more rapid decline in liability costs compared to asset yields in response to the declining interest rate environment.

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

	Three Months			Three Months
	Ended June 30,			Ended June 30,
	2021			2020
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

			( Dollars in Thousands )
Interest-earning assets:
Investment securities	$197,602	$1,701	3.45%	$220,528	$1,671	3.01%
Mortgage-backed securities	169,099	1,193	2.83	290,565	1,990	2.72
Loans receivable (2)	621,095	6,427	4.15	573,927	6,012	4.16
Other interest-earning assets	97,715	17	0.07	62,948	118	0.74
Total interest-earning assets	1,085,511	9,338	3.45	1,147,968	9,791	3.38
Cash and non-interest-bearing balances	2,228			2,481
Non-interest-earning assets	59,953			68,607
Total assets	$1,147,692			$1,219,056
Interest-bearing liabilities:
Savings accounts	$58,904	$2	0.01	$80,568	$16	0.08
Checking and money market accounts	369,938	871	0.94	252,720	381	0.60
Certificate accounts	284,248	1,181	1.67	378,758	2,064	2.16
Total deposits	713,090	2,054	1.16	712,046	2,461	1.37
Advances from Federal Home Loan Bank	243,392	1,511	2.49	314,179	2,024	2.56
Advances from borrowers for taxes and insurance	1,986	1	0.20	2,877	1	0.14
Total interest-bearing liabilities	958,468	3,566	1.49	1,029,102	4,486	1.73
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	32,629			25,993
Other liabilities	25,478			36,528
Total liabilities	1,016,575			1,091,623
Stockholders' equity	131,117			127,433
Total liabilities and stockholders' equity	$1,147,692			$1,219,056
Net interest-earning assets	$127,043			$118,866
Net interest income, interest rate spread		$5,772	1.96%		$5,305	1.65%
Net interest margin (3)			2.13%			1.83%
Average interest-earning assets to average interest-bearing liabilities		113.25%			111.55%

	Nine Months Ended			Nine Months Ended
	June 30,			June 30,
	2021			2020
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

			( Dollars in Thousands )
Interest-earning assets:
Investment securities (1)	$204,043	$5,058	3.31%	$229,461	$5,231	3.04%
Mortgage-backed securities	196,924	4,237	2.88	342,333	7,345	2.86
Loans receivable (2)	611,623	19,091	4.17	581,900	19,175	4.39
Other interest-earning assets	93,045	107	0.15	56,025	877	2.09
Total interest-earning assets	1,105,635	28,493	3.45	1,209,719	32,628	3.59
Cash and non interest-bearing balances	2,310			2,445
Non-interest-earning assets	65,000			58,246
Total assets	$1,172,945			$1,270,410
Interest-bearing liabilities:
Savings accounts	$61,212	$5	0.01	$79,674	$29	0.03
Checking and money market accounts	371,393	2,710	0.98	191,231	1,155	0.80
Certificate accounts	283,259	3,469	1.64	446,451	7,264	2.17
Total deposits	715,864	6,184	1.15	717,356	8,448	1.57
Advances from Federal Home Loan Bank	267,730	5,126	2.56	358,857	6,741	2.50
Advances from borrowers for taxes and insurance	2,199	2	0.12	2,961	3	0.13
Total interest-bearing liabilities	985,793	11,312	1.53	1,079,174	15,192	1.88
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	30,316			21,289
Other liabilities	25,745			28,033
Total liabilities	1,041,854			1,128,496
Stockholders' equity	131,091			141,914
Total liabilities and stockholders' equity	$1,172,945			$1,270,410
Net interest-earning assets	$119,842			$130,545
Net interest income, interest rate spread		$17,181	1.91%		$17,436	1.72%
Net interest margin (3)			2.08%			1.92%
Average interest-earning assets to average interest-bearing liabilities		112.16%			112.10%
(1)	Yields and rates for the three and nine month periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for loan losses. The Company recorded no provision for loan losses for the three and nine months ended June 30, 2021 as the $3.0 million provision expense incurred in fiscal 2020, combined with minimal recent charge-offs was deemed sufficient to maintain the allowance at a level sufficient to cover all interest and known losses in the current portfolio.  A $750,000 and $1.3 million, respectively, provision expense was required for the comparable periods in 2020. During the three and nine month periods ended June 30, 2021, the Company recorded recoveries of $3,000 and $53,000, respectively, and did not record any charge offs in either of the periods. During the three and nine month periods ended June 30, 2020, the Company recorded recoveries of $1,000 and $17,000, respectively, and recorded one charge off of $22,000 and four charge offs aggregating $95,000, respectively. Although our COVID-19 loan deferrals were as high as $149.7 million during portions of fiscal 2020, all existing deferrals had ended by September 30, 2020. All such loans which had been subject to deferrals were current as of June 30, 2021.

The allowance for loan losses totaled $8.4 million, or 1.3% of total loans and 93.7% of total non-performing loans at June 30, 2021 (which included loans acquired at their fair value as a result of the acquisition of Polonia Bancorp, Inc. (“Polonia”) as of January 1, 2017) as compared to $8.3 million, or 1.4% of total loans and 63.7% of total non-

performing loans at September 30, 2020. The Company believes that the allowance for loan losses at June 30, 2021 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

At June 30, 2021, the Company’s non-performing assets totaled $12.8 million or 1.1% of total assets as compared to $13.0 million or 1.1% of total assets at September 30, 2020.  Non-performing assets at June 30, 2021 included three construction loans aggregating $4.2 million, 24 one-to-four family residential mortgage loans aggregating $3.4 million, three commercial real estate loans aggregating $1.3 million and two construction loans aggregating $3.8 million that were foreclosed  during the third quarter of fiscal 2021 and are now held as other real estate owned. At June 30, 2021, the Company had two loans totaling $1.1 million that were classified as troubled debt restructurings (“TDRs”). One TDR is on non-accrual and consists of a $395,000 loan secured by a single-family residential property which is performing in accordance with the restructured terms. The remaining TDR is a $705,000 commercial real estate loan classified as non-accrual and is part of a lending relationship totaling $6.1 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship and the two construction loans noted above that became other real estate owned during the quarter ended June 30, 2021). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower. As previously disclosed, subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in June 2017. The Bank moved the underlying litigation noted above with the borrower from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings. As of June 30, 2021, twenty-nine units have been sold in the project with a portion of the proceeds of each sale being applied against the outstanding debt. See Item 1- Legal Proceedings in Part II of this Form 10-Q for more information about the litigation.

At June 30, 2021, the Company had $447,000 of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of six one-to-four family residential loans totaling $447,000. At September 30, 2020, the Company had $845,000 of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of seven one-to-four family residential loans totaling $750,000 and two consumer loans totaling $95,000.

At June 30, 2021, the Company also had a total of 18 loans aggregating $10.7 million that had been designated “special mention”. These loans consist of 13 one-to-four family residential loans totaling $1.4 million and five commercial real estate loans totaling $9.2 million. At September 30, 2020, we had a total of 21 loans aggregating $11.4 million designated as “special mention”. These loans consist of 13 one-to-four family residential loans totaling $1.4 million and eight commercial real estate loans totaling $10.0 million.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal and/or interest and real estate owned) as of June 30, 2021 and September 30, 2020. At neither date did the Company have any loans 90 days or more past due that were accruing.

	June 30,	September 30,
	2021	2020

	( Dollars in Thousands )
Non-accruing loans:
One-to-four family residential	$3,398	$3,095
Commercial real estate	1,328	1,417
Construction and land development	4,193	8,525
Total non-accruing loans	8,919	13,037
Other real estate owned, net	3,832	—
Total non-performing assets	$12,751	$13,037

Total non-performing loans as a percentage of loans	1.46%	2.22%
Total non-performing loans as a percentage of total assets	0.79%	1.07%
Total non-performing assets as a percentage of total assets	1.13%	1.07%

Non-interest income. Non-interest income amounted to $1.4 million and $2.5 million for the three and nine month periods ended June 30, 2021, respectively, compared to $3.8 million and $7.3 million, respectively, for the comparable periods in fiscal 2020. Both of the 2020 periods included significant gains on the sale of various investment securities.  The gain on sale of investment securities aggregated $3.3 million and $6.0 million for the three and nine months ended June 30, 2020, respectively, compared to $910,000 for both comparable periods in fiscal 2021.

Non-interest expense. For the three and nine month periods ended June 30, 2021, non-interest expense increased $547,000 and $514,000, respectively, compared to the same periods in the prior fiscal year. The increase was due primarily to increased employee expense due in part to the hiring of additional personnel in our lending operations to support our expanded lending activities.

Income tax expense. For the three-month period ended June 30, 2021, the Company recorded income tax expense of $387,000, compared to income tax expense of $701,000 for the same period in fiscal 2020.  For the nine month period ended June 30, 2021, the Company recorded an income tax expense of $908,000 as compared to income tax expense of $1.8 million for the same period in fiscal 2020. The reduction in income tax expense was primarily due to reductions in net income before taxes for the applicable fiscal 2021 periods.

COVID-19 Related Information

As noted above, in response to the current situation surrounding the COVID-19 pandemic, the Company is providing assistance to its customers in a variety of ways.   The Company  participated in the Paycheck Protection Program offered under the CARES Act as a Small Business Administration (“SBA”) lender. We worked with a third party in order for our customers to be able to participate in the updated PPP loan program adopted as part of the COVID-19 stimulus bill enacted in March 2020 and part of the 2021 Consolidated Appropriations Act.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. The Company also maintains excess funds in short-term, interest-earning assets that provide additional liquidity. At June 30, 2021, the Company’s cash and cash equivalents amounted to $79.3 million. In addition, its available-for-sale investment securities amounted to an aggregate of $334.9 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2021, the Company had $59.0 million in outstanding commitments to originate loans, not including loans in process. The Company also had commitments under unused lines of credit of $50.9 million and letters of credit outstanding of

$1.1 million at June 30, 2021. Certificates of deposit as of June 30, 2021 that are maturing in one year or less totaled $188.1 million.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the FHLB of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans, certain investment securities as well as our stock in the FHLB as collateral for such advances. At June 30, 2021, we had $234.3 million in outstanding FHLB advances and had the ability to obtain an additional $108.9 million in FHLB advances. The Bank maintains unsecured borrowing facilities with ACBB and PNC for $12.5 million and $10.0 million, respectively. There were  no draws on either facility as of June 30, 2021. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of June 30, 2021 and September 30, 2020 and compares them to current regulatory guidelines. The Company is not subject to capital ratios imposed by Basel III on bank holding companies because the Company is deemed to be a small bank holding company. Accordingly, the Company’s regulatory capital ratios are provided for informational purposes only.

			To Be
			Well Capitalized
			Under Prompt
		Required for Capital	Corrective
		Adequacy	Action
	Ratio	Purposes	Provisions

June 30, 2021:
Tier 1 capital (to average assets)
Company	11.02%	N/A	N/A
Bank	10.83%	4.00%	5.0%
Tier 1 Common (to risk-weighted assets)
Company	16.92%	N/A	N/A
Bank	16.63%	4.5%	6.5%
Tier 1 capital (to risk-weighted assets)
Company	16.92%	N/A	N/A
Bank	16.63%	6.0%	8.0%
Total capital (to risk-weighted assets)
Company	18.11%	N/A	N/A
Bank	17.82%	8.0%	10.0%

September 30, 2020:
Tier 1 capital (to average assets)
Company	10.34%	N/A	N/A
Bank	10.51%	4.00%	5.0%
Tier 1 Common (to risk-weighted assets)
Company	17.21%	N/A	N/A
Bank	16.88%	4.5%	6.5%
Tier 1 capital (to risk-weighted assets)
Company	17.21%	N/A	N/A
Bank	16.88%	6.0%	8.0%
Total capital (to risk-weighted assets)
Company	18.41%	N/A	N/A
Bank	18.08%	8.0%	10.0%

Effective January 1, 2020, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (the “CBLR”) requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios (which requirement has been temporarily decreased to 8.5% under the CARES Act). The CBLR is equal to Tier 1 capital divided by average total consolidated assets. In order to qualify for the CBLR election, a community bank must (i) have a leverage capital ratio greater than 9 percent, (2) have less than $10 billion in average total consolidated assets, (3) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities and (4) not be an advanced approaches banking organization. A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be “well capitalized” under the prompt corrective action rules. The Bank elected to not use the CBLR requirement.

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

In recent years, as a part of our asset/liability management strategy, we have reduced our investment in longer term fixed-rate callable agency bonds, increased our origination or purchase of hybrid adjustable-rate single-family residential mortgage loans, commercial real estate and construction loans (which typically bear adjustable rates indexed to the WSJ Prime) and increased our portfolio of step-up callable agency bonds and agency issued collateralized mortgage-backed securities (“CMOs”) with short effective lives. In addition, during the past year we  implemented interest rate swaps to reduce funding cost for a five year period. However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a low interest rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision in prior periods to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2021, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2021, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization, anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 11.0% to 27.1%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.5% to 26.3%. For savings accounts, checking accounts and money market accounts, the decay rates vary on an annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$15,967	$40,575	$79,299	$70,422	$137,532	$343,795
Loans receivable(3)	153,059	109,664	175,974	88,997	91,195	618,889
Other interest-earning assets (4)	78,435	—	996	—	—	79,431
Total interest-earning assets	$247,461	$150,239	$256,269	$159,419	$228,727	$1,042,115

Interest-bearing liabilities:
Savings accounts	$3,123	$9,430	$14,659	$11,484	$97,711	$136,407
Checking and money market accounts	7,296	21,889	95,591	84,621	85,279	294,676
Certificate accounts	39,569	80,978	137,858	9,742	—	268,147
Advances from Federal Home Loan Bank	2,302	61,463	170,533	—	—	234,298
Real estate tax escrow accounts	2,558	—	—	—	—	2,558
Total interest-bearing liabilities	$54,848	$173,760	$418,641	$105,847	$182,990	$936,086

Interest-earning assets less interest-bearing liabilities	$192,613	$(23,521)	$(162,372)	$53,572	$45,737	$106,029

Cumulative interest-rate sensitivity gap(5)	$192,613	$169,092	$6,720	$60,292	$106,029

Cumulative interest-rate gap as a percentage of total assets at June 30, 2021	16.00%	14.04%	0.56%	5.01%	8.81%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at June 30, 2021	451.18%	173.97%	101.04%	108.01%	111.33%
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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 0% increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of June 30, 2021 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in
Interest Rates				NPV as % of Portfolio
In Basis Points	Net Portfolio Value			Value of Assets
(Rate Shock)	Amount	$Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$122,273	$(29,856)	(19.63)%	11.70%	(1.99)%
200	$133,037	$(19,093)	(12.55)%	12.47%	(1.22)%
100	$144,133	$(7,997)	(5.26)%	13.22%	(0.47)%
Static	$152,129	$—	—	13.69%	—
(100)	$155,798	$3,668	2.41%	13.87%	0.18%
(200)	$167,137	$15,008	9.87%	14.73%	1.04%
(300)	$187,357	$35,228	23.16%	16.18%	2.49%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2021, there had not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation –Exposure to Changes in Interest Rates.”

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

PART II

Item 1. Legal Proceedings

On June 30, 2016, Island View Properties, Inc. t/a Island View Crossing II and Renato J. Gualtieri (“Plaintiffs”) filed a complaint against the Bank in the Court of Common Pleas of Philadelphia County (the “CCP Action”) asserting, among other things, that the Bank breached various loan agreements and related agreements for a development known as Island View Crossing. In its complaint, Plaintiffs seek the amount of $27 million. The Bank filed objections to the complaint seeking to dismiss significant portions of Plaintiffs’ claims. On August 31, 2016, the Court dismissed the majority of the claims. After that order, the Bank filed an answer denying Plaintiffs’ claims as well as a counterclaim seeking damages for failure to pay the outstanding loans and not completing the project. Discovery was ongoing and a trial was scheduled for October 2, 2017. On June 30, 2017, Plaintiff Island View Crossing II filed a Chapter 11 bankruptcy and on or about July 18, 2017, the Bank moved to have the CCP Action moved to bankruptcy court (the “Removed Action”).

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, as such factors could materially affect the Company’s business, financial condition, or future results of operations. As of June 30, 2021, no material changes have occurred to the risk factors of the Company as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed in December 2020. The risks described in the 2020 Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial conditions, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	and (b) Not applicable.
(c)	The Company’s repurchases of equity securities for the three months ended June 30, 2021 were as follows:

			Total Number
			of Shares
			Purchased as
			Part of	Maximum Number
	Total		Publicly	of Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under Plans or
Period	Purchased	Per Share	Programs (1)	Programs (1)
April 1 - 30, 2021	68,132	$14.09	68,132	477,198
May 1 - 31, 2021	31,868	13.98	31,868	445,330
June 1 - 30, 2021	—	—	—	445,330
	100,000	$14.05	100,000
(1)	On June 18, 2020, the Company announced its adoption of the fourth stock repurchase program to repurchase up to 407,600 shares of common stock, approximately 5% of the Company’s outstanding shares of common stock, over a one-year period or such longer period of time as may be necessary to complete such repurchases. On January 21, 2021, the Company announced the adoption of its fifth stock repurchase program covering 390,000 shares or approximately 5% of the Company’s issued and outstanding common stock taking into account the completion of the fourth stock repurchase program. The fifth stock repurchase program will commence upon completion of the fourth stock repurchase program and will last for one year or such longer period as necessary to complete the program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
10.1	Severance Agreement between Prudential Bank and Matthew Graham*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL BANCORP, INC.

Date: August 16, 2021	By: /s/ Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Date: August 16, 2021	By: /s/ Jack E. Rothkopf
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer and Treasurer