Form 10-K
period 2021-09-30
PRUDENTIAL BANCORP, INC.
filed 2021-12-17
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended SEPTEMBER 30, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $14.76 on March 31, 2021, the last business day of the Registrant’s second quarter was approximately $111.3 million (7,944,002 shares issued and outstanding at such date less approximately 402,200 shares held by affiliates at $14.76 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

As of the close of business on December 8, 2021 there were 7,769,387 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

Prudential Bancorp, Inc. and Subsidiaries

FORM 10-K INDEX

For the Fiscal Year Ended September 30, 2021

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

In addition to factors previously disclosed in the reports filed by Prudential Bancorp with the Securities and Exchange Commission (“SEC”) and those identified elsewhere in this Form 10-K, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; general economic conditions; the scope and duration of the COVID-19 pandemic; the effects of the COVID-19 pandemic, including on the Company’s credit quality and operations as well as its impact on general economic conditions; legislative and regulatory changes including actions taken by governmental authorities in response to the COVID-19 pandemic; monetary and fiscal policies of the federal government; the potential effects of climate change and related government policies on the Company’s business and results of operations; changes in tax policies, rates and regulations of federal, state and local tax authorities including the effects of the Tax Reform Act; changes in interest rates, deposit flows, the cost of funds, demand for loan products and the demand for financial services, in each case as may be affected by the COVID-19 pandemic, competition, changes in the quality or composition of the Company’s loan, investment and mortgage-backed securities portfolios; geographic concentration of the Company’s business; fluctuations in real estate values; the adequacy of loan loss reserves; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.

The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequent to the date such forward-looking statements are made.

PART I

Item 1. Business

General

Prudential Bancorp is a Pennsylvania corporation that was incorporated in June 2013. It is the successor corporation to Prudential Bancorp, Inc. of Pennsylvania (“Old Prudential Bancorp”), the former stock holding company for Prudential Bank (the “Bank” and formally known as “Prudential Savings Bank”), a Pennsylvania-chartered, FDIC-insured savings bank, after the completion in October 2013 of the mutual-to-stock conversion of Prudential Mutual Holding Company (the “MHC”), the former mutual holding company for the Bank.

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

The Company’s results of operations are primarily dependent on the results of the Bank. As of September 30, 2021, the Company, on a consolidated basis, had total assets of approximately $1.1 billion, total deposits of approximately $711.5 million, and total stockholders’ equity of approximately $130.5 million.

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

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. The Company’s principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities and calls of investment securities and interest-bearing deposits, funds provided from operations and funds borrowed from the Federal Home Loan Bank (”FHLB”) of Pittsburgh. These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans and consumer loans. Traditionally, the Bank focused on originating long-term, single-family residential mortgage loans for portfolio. However, in recent years the focus has shifted to emphasizing commercial real estate and construction and land development lending. Construction and land development loans increased from $145.5 million or 22.3% of the total loan portfolio at September 30, 2017 to $205.4 million or 29.0% of the total loan portfolio at September 30, 2021. The Company also increased its commercial real estate loans from $127.6 million or 19.6% of the total loan portfolio at September 30, 2017 to $166.0 million or 23.5% of the total loan portfolio at September 30, 2021 and our commercial business loans increased from $488,000 or 0.1% of our total loan portfolio at September 30, 2017 to $57.2 million or 8.1% of the total loan portfolio at September 30, 2021. See “-Lending Activities” and “-Asset Quality”

The investment and mortgage-backed securities portfolio decreased by $117.2 million to $326.0 million at September 30, 2021 from $443.2 million at September 30, 2020. This decrease was primarily due to sales and paydowns  of investment and mortgage-backed securities. The Company recorded approximately $1.6 million in gains on sale of investment and mortgage-backed securities during fiscal 2021. At September 30, 2021, the investment and mortgage-backed securities available for sale had an aggregate net unrealized gain of $7.7 million compared with an aggregate net unrealized gain of $13.4 million as of September 30, 2020.

At September 30, 2021, the Company’s non-performing assets totaled $12.5 million or 1.1% of total assets as compared to $13.0 million or 1.2% of total assets at September 30, 2020.  Non-performing assets at September 30, 2021 included three construction loans aggregating $4.1 million, 18 one-to-four family residential mortgage loans aggregating $3.0 million, two commercial real estate loans aggregating $1.3 million and two construction loans aggregating $4.1 million that were foreclosed during the third quarter of fiscal 2021 and are held as other real estate owned. At September 30, 2021, the Company had two loans totaling $1.1 million that were classified as troubled debt restructurings (“TDRs”). One TDR is on non-accrual and consists of a $391,000 loan secured by a single-family residential property which is performing in accordance with the restructured terms. The remaining TDR is a $705,000 commercial real estate loan classified as non-accrual and is part of a lending relationship totaling $6.0 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship as well as the two construction loans noted above that became other real estate owned during the quarter ended June 30, 2021). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower. As previously disclosed, subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in June 2017. The Bank moved the underlying litigation with the borrower noted above from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings. As of September 30, 2021, 35 units have been sold in the project resulting in $875,000 applied against the outstanding debt owed the Bank. As of September 30, 2021, the Company had reviewed $8.4 million of loans for possible impairment of which $8.4 million was classified substandard compared to $13.0 million reviewed for possible impairment and $13.0 million of which was classified substandard as of September 30, 2020. As of September 30, 2021, the allowance for loan losses totaled $8.5 million, or 1.4% of total loans and 101.6% of total non-performing loans (which included loans acquired from Polonia Bank at their fair value) at September 30, 2021. See “-Asset Quality”.

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

Lending Activities

General. At September 30, 2021, the net loan portfolio totaled $618.2 million or 56.2% of total assets. The Company has changed its lending philosophy and increased its investment in loans for construction and land development,  commercial real estate and commercial business loans which comprised in the aggregate 60.6% of the loan portfolio at September 30, 2021. Management believes it has the expertise to underwrite these types of loans which management believes will enhance the Company’s earnings while reducing interest rate risk due to the generally shorter contractual maturity of such loans. At September 30, 2021, the Company still held $202.3 million of residential real estate loans collateralized by one-to-four family, also known as “single-family”, residential properties located primarily in the Company’s market area.

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

Loan Portfolio Composition. The following table shows the composition of the loan portfolio by type of loan at the dates indicated.

	September 30,
	2021		2020		2019		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in Thousands)
Real estate loans:
One-to-four family residential (1)	$202,330	28.59%	$233,872	34.13%	$268,780	37.95%	$324,865	48.82%	$351,298	53.83%
Multi-family residential	76,122	10.76%	31,100	4.54%	30,582	4.32%	34,355	5.16%	21,508	3.30%
Commercial real estate	165,992	23.46%	139,943	20.42%	128,521	18.15%	119,511	17.96%	127,644	19.56%
Construction and land development	205,413	29.03%	260,648	38.04%	253,368	35.77%	160,228	24.08%	145,486	22.29%
Total real estate loans	649,857	91.84%	665,563	97.13%	681,251	96.19%	638,959	96.03%	645,936	98.98%
Loans to financial institutions	—	—%	6,000	0.88%	6,000	0.85	6,000	0.90	—	—
Commercial business	57,236	8.09%	12,916	1.88%	19,630	2.77%	17,792	2.67%	488	0.07%
Leases	—	—%	176	0.02%	518	0.07%	1,687	0.25%	4,240	0.65%
Consumer	530	0.07%	604	0.09%	834	0.12%	953	0.14%	1,943	0.30%
Total loans	707,623	100.00%	685,259	100.00%	708,233	100.00%	665,391	100.00%	652,607	100.00%
Less:
Undisbursed portion of loans in process	80,620		86,862		114,528		54,474		73,858
Deferred loan costs	280		1,794		2,856		2,818		2,940
Allowance for loan losses	8,517		8,303		5,393		5,167		4,466
Net loans	$618,206		$588,300		$585,456		$602,932		$571,343
(1)	Includes home equity loans totaling $2.1 million, $3.3 million, $4.1 million, $4.9 million and $6.5 million as of September 30, 2021, 2020, 2019, 2018 and 2017, respectively. Also includes lines of credit totaling $6.9 million, $7.8 million, $8.5 million, $10.2 million and $14.1 million as of September 30, 2021, 2020, 2019, 2018 and 2017, respectively.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of loans as of September 30, 2021, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	One-to-Four			Construction
	Family	Multi-family	Commercial	and Land	Commercial
	Residential	Residential	Real Estate	Development	Business	Consumer	Total

	(In Thousands)
Amounts due after September 30, 2021 in:
One year or less	$7,863	$21,065	$19,486	$174,691	$19,271	$8	$242,384
After one year through two years	4,761	6,378	5,499	14,914	2,243	8	33,803
After two years through three years	7,999	117	10,425	5,966	6,337	3	30,847
After three years through five years	21,699	14,886	57,387	9,842	24,894	211	128,919
After five years through ten years	41,573	20,424	71,497	—	4,491	65	138,050
After ten years through fifteen years	16,024	11,556	939	—	—	235	28,754
After fifteen years	102,411	1,696	759	—	—	—	104,866
Total	$202,330	$76,122	$165,992	$205,413	$57,236	$530	$707,623

The following table shows the dollar amount of all loans due after one year from September 30, 2021, as shown in the table above, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or
	Fixed-Rate	Adjustable-Rate	Total

	(In Thousands)
One-to-four family residential (1)	$162,894	$31,573	$194,467
Multi-family residential	34,044	21,013	55,057
Commercial real estate	110,153	36,353	146,506
Construction and land development	—	30,722	30,722
Commercial business	37,021	944	37,965
Consumer	522	—	522
Total	$344,634	$120,605	$465,239
(1)	Includes home equity loans and lines of credit.

The Bank originates construction and development loans and commercial real estate loans with fixed rates and shorter contractual maturities (than is generally the case for residential mortgage loans). To a lesser extent, single-family residential mortgage loans are originated for sale on the secondary market in order to mitigate interest rate risk and to increase non-interest income.

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

Single-family residential mortgage loans are generally written on standardized documents used by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”). Property valuations of loans secured by real estate are undertaken by independent third-party appraisers approved by the board of directors and are reviewed internally before acceptance. At both September 30, 2021 and September 30, 2020, the Company had no residential real estate loans in portfolio that would be considered subprime loans, which we define as mortgage loans advanced to borrowers who do not qualify for loans bearing market interest rates because of problems with their credit history.  The Bank does not originate and has not in the past originated subprime loans.

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

As part of the Bank’s loan policy, we are permitted, to make loans to one borrower and related entities in an aggregate amount of up to 15% of the capital accounts of the Bank which consist of the aggregate of its capital, surplus, undivided profits, capital securities and allowance for loan losses. At September 30, 2021, the Bank’s internal “guidance” limit is $15.0 million to one borrower or borrowing relationship as a threshold. The Bank is permitted to exceed such limit in certain situations subject to the (i) approval of the Board of Directors and (ii) subject to the overall legal/regulatory lending limit which was calculated to be $19.9 million at September 30, 2021. At September 30, 2021, our three largest loans to one borrower and related entities amounted to $16.0 million, $16.0 million and $14.9 million. The largest relationship is with a real estate developer located in northern New Jersey and consists of a multi-family residential housing construction project, two commercial real estate loans and a personal line of credit. The second largest relationship consists of a participation interest in a $16.0 million commercial line of credit secured by commercial real estate in central and northern New Jersey. The third largest relationship consists of a participation interest in a construction loan to construct a 30 story, 102 unit mixed-use luxury apartment building in Manhattan, New York. The three relationships are all performing in accordance with contractual terms. For more information regarding these loans, see “-Lending Activities - Construction and Land Development Lending.”

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2021	2020	2019

	(In Thousands)
Loan originations (1)
One-to-four family residential	$60,348	$45,276	$16,376
Multi-family residential	21,490	9,256	5,481
Commercial real estate	56,270	11,400	2,347
Construction and land development	96,919	77,224	72,714
Commercial business	51,669	7,199	4,000
Consumer	24	108	56
Total loan originations	286,720	150,463	100,974
Loans transferred to other real estate owned	4,109	183	—
Loan principal repayments and sales	253,192	144,944	119,016
Total loans sold, principal repayments and transferred to OREO	257,301	145,127	119,016
Increase (decrease) due to other items, net (2)	487	(2,492)	566
Net increase (decrease) in loan portfolio	$29,906	$2,844	$(17,476)

(1)	Includes loan participations with other lenders.
(2)	Other items consist of the undisbursed portion of loans in process, deferred fees and the allowance for loan losses.

One-to-Four Family Residential Mortgage Lending. One of the Bank’s primary lending activities continues to be the origination or purchase of loans secured by first mortgages on one-to-four family residential properties located in the Company’s market area. Our single-family residential mortgage loans are obtained through the lending department and branch personnel. The balance of such loans has decreased from $351.3 million or 53.8% of total loans at September 30, 2017 to $202.3 million, or 28.6% of total loans at September 30, 2021. The percentage of total loans as well as the total amount that such loans have represented of the loan portfolio has decreased as our focus has shifted to the origination of commercial real estate loans, construction and land development loans and commercial business loans.

Single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae. We currently offer adjustable-rate mortgage and balloon loans, which are structured as shorter term fixed-rate loans (generally 10 years or less) followed by a final payment of the full amount of the principal due at the maturity date. Due to the interest rate environment, originations of such loans have been limited in recent years. At September 30, 2021, $32.9 million, or 16.3%, of our one-to-four family residential loan portfolio consisted of adjustable-rate loans, including hybrid loans. We also originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20 or 30 years, for resale in the secondary market on a servicing release basis.

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

Our single-family residential mortgage loans also include home equity loans and lines of credit, which amounted to $2.1 million and $6.9 million, respectively, at September 30, 2021. The unused portion of home equity lines was $6.6 million at such date. Our home equity loans are fully amortizing and have terms to maturity of up to 20 years. While home equity loans also are secured by the borrower’s residence, we generally obtain a second mortgage position on these loans. Our lending policy requires that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of a maximum 80% or less at time of origination, although the preponderance of our home equity loans have combined loan-to-value ratios of 75% or less at time of origination. We also offer home equity revolving lines of credit with interest tied to the Wall Street Journal prime rate plus a stipulated margin. Generally, we have a second mortgage on the borrower’s residence as collateral on our home equity lines. In addition, our home equity lines generally have loan-to-value ratios (combined with any loan secured by a first mortgage) of 75% or less at time of origination. Our customers may apply for home equity lines as well as home equity loans at any banking office.

Construction and Land Development Lending. We have maintained our emphasis on construction and land development loan originations because construction loans have shorter terms to maturity, provide an attractive yield and generally have either higher fixed interest rates or adjustable interest rates. At September 30, 2021, our construction and loan development loans amounted to $205.4 million, or 29.0% of our total loan portfolio. This amount includes $80.6 million of undisbursed loans in process. The average size of our construction and land development loans, excluding loans to our largest lending relationship, was approximately $2.2 million at September 30, 2021. Our construction loan portfolio has increased substantially since September 30, 2017 when construction loans amounted to $145.5 million or 22.3% of our total loan portfolio.

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

The largest construction loan is in the amount of $10.0 million of which $9.8 million had been disbursed as of September 30, 2021. This loan was originated in March 2017 and is a participation interest in a $26.1 million loan purchased from another financial institution. The proceeds were used to construct 66 residential units and 9,000 square feet of retail space in Jersey City, New Jersey. The project was approximately 100.0% complete as of September 30, 2021. The loan is performing in accordance with its contractual terms.

The second largest construction loan is in the amount of $9.5 million of which $9.5 million had been disbursed as of September 30, 2021. This loan was originated in February 2019 and is a participation interest in a $33.0 million loan purchased from another financial institution. The proceeds were used to construct 201 apartments in East Orange, New Jersey. The project was approximately 100.0% complete as of September 30, 2021. The loan is performing in accordance with its contractual terms.

The third largest construction loan is in the amount of $9.1 million of which $9.0 million had been disbursed as of September 30, 2021. This loan was originated in November 2018. The proceeds were used to construct 208 apartments in East Rutherford, New Jersey. The project was approximately 100.0% complete as of September 30, 2021. The loan is performing in accordance with its contractual terms.

The fourth largest construction loan is also in the amount of $10.0 million of which $9.0 million had been disbursed as of September 30, 2021. The loan was originated in March 2017 and is a participation interest in a $18.8 million loan purchased from another financial institution. The proceeds were used to construct 89 apartment units and seven retail space in Newark, New Jersey. The project was approximately 100.0% complete as of September 30, 2021. The loan is performing in accordance with its contractual terms.

The fifth largest construction loan is in the amount of $8.3 million of which $8.3 million had been disbursed as of September 30, 2021. This loan was originated in June 2018 The proceeds were used to construct a 41 unit residential apartment complex in Philadelphia, Pennsylvania. The project was approximately 93.0% complete as of September 30, 2021. The loan is performing in accordance with its contractual terms.

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

Multi-Family Residential and Commercial Real Estate Loans. At September 30, 2021, multi-family residential and commercial real estate loans amounted in the aggregate to $242.1 million or 34.2% of the total loan portfolio.

The commercial real estate and multi-family residential real estate loan portfolio consists primarily of loans secured by small office buildings, strip shopping centers, small apartment buildings and other properties used for commercial and multi-family residential purposes located in the Company’s market area. At September 30, 2021, the average commercial and multi-family real estate loan size was approximately $1.2 million. At September 30, 2021, the largest relationship consists of a participation interest in a $14.9 million variable rate loan secured by a 102 unit mixed-use luxury apartment building in Manhattan, New York. The second largest multi-family residential or commercial real estate loan at September 30, 2021 was a $11.5 million fixed-rate loan secured by a 316 unit apartment complex located in East Rutherford, New Jersey with retail space on the first floor. Substantially all of the properties securing the multi-family residential and commercial real estate loans are located in the Company’s primary lending area.

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

Commercial Business Loans. At September 30, 2021, commercial business loans amounted to $57.2 million, or 8.1% of our loan portfolio.

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

Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with single-family residential, multi-family residential, and commercial real estate lending.  Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, and/or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things.  Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

Consumer Lending Activities. We offer various types of consumer loans such as loans secured by deposit accounts and unsecured personal loans. Consumer loans are originated primarily through existing and walk-in customers and direct advertising. At September 30, 2021, $530,000, or 0.1% of the total loan portfolio consisted of consumer loans.

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

The Company maintains separate loan approval committees with tiered levels of approval authority. The Management Loan Committee, comprised of the Chief Operating Officer (“COO”), the Chief Lending Officer (“CLO”), the Chief Credit Officer (“CCO”), the Chief Financial Officer (“CFO”), the Compliance Risk Officer (“CRO”) and the Controller has lending approval authority of up to $3.0 million. The next tier in the approval process, with an approval range of $3.0 million to $10.0 million, is the President’s Loan committee, comprised of the Chief Executive Officer (“CEO”) and the COO. All loans in excess of $10.0 million must be presented to the full Board of Directors for approval. All loans submitted to the top two tiers of approval must be recommended for approval by the Management Loan Committee. Single-family residential loans originated for sale into the secondary market are processed through underwriting software and are reviewed for approval by two senior officers in the credit department.

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

We account for our impaired loans in accordance with generally accepted accounting principles. An impaired loan generally is one for which it is more likely than not, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, construction and land development and commercial business loans are individually evaluated for impairment on at least a quarterly basis by management. All loans classified as substandard as part of the loan review process or due to delinquency status are evaluated for potential impairment. There were $8.4 million of loans evaluated for impairment as of September 30, 2021 (of which $6.0 million is related to one relationship), consisting of $4.1 million of construction and land development loans, $3.0 million of one-to-four family residential loans and $1.3 million of commercial real estate loans, all of which were classified as substandard. Although no specific allocations were applied to these loans, there were charge-offs totaling $40,000 incured during fiscal 2021. As of September 30, 2021, there were eighteen loans totaling $8.1 million designated as special mention loans consisting of four non-residential real estate loans aggregating $6.7 million and thirteen single-family residential loans aggregating $1.4 million. As of September 30, 2020, there were twenty-one loans totaling $11.4 million designated as special mention loans, consisting of eight non-residential real estate loans aggregating $10.0 million and thirteen single-family residential loans aggregating $1.4 million.

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

We review and classify assets on no less frequently than a quarterly basis and the Board of Directors is provided with reports on our classified and criticized assets. We classify assets in accordance with the management guidelines described above. At September 30, 2021 and 2020, we had no assets classified as “doubtful” or “loss” and $8.4 million and $13.0 million, respectively, of assets classified as “substandard.” In addition, there were $8.1 million and $11.4 million of loans designated as “special mention” as of September 30, 2021 and 2020, respectively.

In response to the current situation surrounding the continuing COVID-19 pandemic, the Company has provided and continues to provide assistance to its customers in a variety of ways. The Company  participated in the Paycheck Protection Program offered under the CARES Act as a Small Business Administration (“SBA”) lender. During the fiscal year 2020, we had originated 63 requests for Paycheck Protection Program (“PPP”) loans totaling approximately $5.1 million. These loans were sold during the quarter ended September 30, 2020 at a net gain of $111,000. During fiscal 2021, we acted as a broker for a third party for our borrowers to utilize the the second PPP loan program. We are working closely with our loan customers to effectively manage our portfolio through the ongoing uncertainty surrounding the duration, impact and government response to the crisis.

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

Delinquent Loans. The following table shows the delinquencies in the loan portfolio as of the dates indicated.

	September 30, 2021				September 30, 2020
	30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance

	(Dollars in Thousands)
One-to-four family residential	6	$487	11	$2,044	8	$523	20	$2,153
Multi-family residential	—	—	—	—	—	—	—	—
Commercial real estate	—	—	2	1,280	2	2,301	4	1,417
Construction and land development	—	—	3	4,093	—	—	5	8,525
Commercial business	—	—	—	—	—	—	—	—
Consumer	1	37	—	—	—	—	—	—
Total delinquent loans	7	$524	16	$7,417	10	$2,824	29	$12,095
Delinquent loans to total net loans	0.07%		1.36%		0.48%		2.06%
Delinquent loans to total loans	0.06%		1.18%		0.41%		1.77%

Non-Performing Loans and Real Estate Owned. The following table sets forth information regarding non-performing loans and real estate owned. The Company’s general policy is to cease accruing interest on loans which are 90 days or more past due and to reverse all accrued interest. At September 30, 2021, all of the loans listed as 90 or more days past due in the table above were in non-accrual status. At September 30, 2021, the Company had two loans aggregating $1.1 million that were classified as TDRs. As of September 30, 2021, one of such loans in the amount of $705,000 was classified as non-performing and is related to one $6.0 million non-performing lending relationship. The remaining TDR is also on non-accrual and consists of a $391,000 loan secured by a single-family property.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal or interest and real estate owned) at the dates indicated. There were no loans more than 90 days delinquent as to principal and/or interest and continuing to accrue interest at any of the dates presented in this table.

	September 30,
	2021		2020		2019		2018		2017

	(Dollars in Thousands)
Non-accruing loans:
One-to-four family residential	$3,006	(1)	$3,095	(1)	$3,712	(1)	$3,012	(1)	$5,107	(1)
Commercial real estate	1,280	(1)	1,417	(1)	1,473	(1)	1,627	(1)	1,566	(1)
Construction and land development	4,093	(1)	8,525	(1)	8,750	(1)	8,750	(1)	8,724	(1)
Total non-accruing loans	8,379		13,037		13,935		13,389		15,397
Other real estate owned, net (2)	4,109		—		348		1,026		192
Total non-performing assets	$12,488		$13,037		$14,283		$14,415		$15,589

Total non-performing loans as a percentage of loans	1.36%		2.22%		2.38%		2.22%		2.69%
Total non-performing loans as a percentage of total assets	0.76%		1.07%		1.08%		1.24%		1.71%
Total non-performing assets as a percentage of total assets	1.13%		1.07%		1.11%		1.33%		1.73%
(1)	Includes at: (i) September 30, 2021, $1.1 million of TDRs that were classified non-performing consisting of one one-to-four family loan in the amount of $391,000 and one commercial real estate loan in the amount of $705,000; (ii) September 30, 2020, $5.0 million of TDRs that were classified non-performing consisting of two construction and land development loans in the amount of $3.8 million, one one-to-four family loan in the amount of $415,000 and one commercial real estate loans in the amount of $705,000; (iii) September 30, 2019, $5.4 million of TDRs that were classified non-performing consisting of two construction and land development loans in the amount of $4.2 million, one one-to-four family loans aggregating $432,000 and one commercial real estate loan in the amount of $705,000;

(iv) September 30, 2018, $5.5 million of TDRs that were classified non-performing consisting of two construction and land development loans in the amount of $4.2 million, two one-to-four family loans aggregating $606,000 and one commercial real estate loan in the amount of $712,000; and (v) September 30, 2017, $5.7 million of TDRs that were classified non-performing consisting of a $3.6 million construction and land development loan, a $1.4 million one-to-four family loan and five commercial real estate loans aggregating $1.6 million.
(2)	Real estate owned balances are shown net of related loss allowances and consist solely of real property.

Interest income on non-accrual loans is recognized on the cash basis until either the loan is paid-in full or the Bank determines after a significant payment history has been achieved to warrant the involved loan being classified as a performing loan and being returned to accruing status. There was $18,000 of such interest recognized during fiscal 2021 while there was $13,000, $123,000, $85,000 and $161,000 of such interest recognized for non-accrual loans for fiscal 2020, fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Approximately $513,000 in additional interest income would have been recognized during the year ended September 30, 2021 if non-accrual loans had been performing during fiscal 2021.

At September 30, 2021, the Company’s non-performing assets totaled $12.5 million or 1.1% of total assets as compared to $13.0 million or 1.2% of total assets at September 30, 2020. Non-performing assets at September 30, 2021 included three construction loans aggregating $4.1 million, 18 single-family residential loans aggregating $3.0 million, and two commercial real estate loans aggregating $1.3 million. At September 30, 2021, the Company had two loans aggregating $1.1 million that were classified as TDRs, both of which are included in non-performing assets. One TDR is on non-accrual and consists of a $390,000 loan secured by a single-family property. The other TDR in the amount of $705,000 is also classified as non-accrual and is part of a non-performing lending relationship totaling $6.0 million (after taking into account the $1.9 million write-down recognized during fiscal 2018 related to this borrowing relationship and two other loans which became other real estate owned during the quarter ended June 30, 2021). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower. Subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in September 2018. The Bank has moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings.

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

The carrying value of loans is periodically evaluated and the allowance is adjusted accordingly. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments that differ from those of management. Loans acquired from Polonia Bancorp amounted to $160.8 million for which there is no allowance for loan losses because these loans were recorded at fair value upon completion of the merger as of January 1, 2017. A general credit mark of $2.3 million was recorded in connection with completion of the acquisition and is being amortized over 30 years. As of September 30, 2021, our allowance for loan losses of $8.5 million was 1.4% of total loans receivable and 101.6% of non-performing loans.

Charge-offs on loans totaled $40,000 and $144,000 for the years ended September 30, 2021 and 2020, respectively. Management has taken a prudent approach in writing down all substandard loans to the net realizable value of the applicable underlying collateral.

Management will continue to monitor and modify the allowance for loan losses as conditions dictate. However, based on its comprehensive analysis, management believes that the amount maintained in the allowance for loan losses as of September 30, 2021 is adequate to absorb probable losses inherent in the portfolio. No assurances can be given that the level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

The following table shows changes in the allowance for loan losses during the periods presented.

	At or For the Year Ended September 30,
	2021	2020	2019	2018	2017

	(Dollars in Thousands)
Total loans outstanding at end of period	$707,623	$685,259	$708,233	$665,391	$652,607
Average net loans outstanding	613,956	583,367	587,102	588,493	487,999
Allowance for loan losses, beginning of period	8,303	5,393	5,167	4,466	3,269
Provision for loan losses	200	3,025	100	810	2,990
Charge-offs:
One-to-four family residential	—	3	7	114	140
Multi-family residential and commercial real estate	—	—	—	—	—
Commercial business	—	15	—	—	—
Construction and land development	40	—	—	12	1,819
Leases	—	—	31	—	—
Consumer	—	126	—	11	16
Total charge-offs	40	144	38	137	1,975
Recoveries on loans previously charged off	54	29	164	28	182
Allowance for loan losses, end of period	$8,517	$8,303	$5,393	$5,167	$4,466

Allowance for loan losses as a percent of total loans	1.36%	1.39%	0.91%	0.85%	0.78%
Allowance for loan losses as a percent of non-performing loans	101.65%	63.68%	38.70%	38.59%	29.01%
Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.00%	0.02%	(0.02)%	0.02%	0.37%

The following table shows how the allowance for loan losses is allocated by type of loan at each of the dates indicated.

	September 30,
	2021		2020		2019		2018		2017
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		as a % of		as a % of		as a % of		as a % of		as a % of
	Amount of	Total	Amount of	Total	Amount of	Total	Amount of	Total	Amount of	Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans

	(Dollars in Thousands)
One-to-four family residential	$1,665	28.6%	$1,877	34.1%	$1,002	38.0%	$1,325	48.8%	$1,241	53.8%
Multi-family residential	1,051	10.8%	460	4.5%	315	4.3%	347	5.2%	205	3.3%
Commercial real estate	2,220	23.4%	1,989	20.4%	1,257	18.1%	1,154	18.0%	1,201	19.6%
Construction and land development	1,968	29.0%	2,888	38.0%	2,034	35.8%	1,554	24.1%	1,358	22.2%
Commercial business	799	8.1%	194	1.9%	206	2.8%	187	2.7%	4	0.1%
Loans to financial institutions	—	—%	89	0.9%	63	0.8%	64	0.9%	—	—%
Leases	—	—%	3	0.1%	5	0.1%	18	0.2%	23	0.7%
Consumer	15	0.1%	6	0.1%	13	0.1%	17	0.1%	24	0.3%
Unallocated	799	—	797	—	498	—	501	—	410	—
Total allowance for loan losses	$8,517	100.0%	$8,303	100.0%	$5,393	100.0%	$5,167	100.0%	$4,466	100.0%

The aggregate allowance for loan losses increased by $214,000 from September 30, 2020 to September 30, 2021 due to a provision of $200,000 combined with net recoveries of $14,000 recorded during the period. The aggregate allowance for loan losses increased by $2.9 million from September 30, 2019 to September 30, 2020, due to a provision of $3.0 million partially offset by a net charge off of $115,000 recorded during the period. The aggregate allowance for loan losses increased by $226,000 from September 30, 2018 to September 30, 2019, due to a provision of $100,000 combined with a net recovery of $126,000 recorded during the period. Fluctuations in the allowance may occur based on management’s consideration of the known and inherent losses in the loan portfolio that are reasonably estimable as well as current qualitative and quantitative risk factors at the time of the analysis.

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

The Company has a portfolio of corporate debt securities with an investment grade rating from at least one national rating agency. In purchasing these types of securities, the Company looks for known publicly trading entities along with utilizing the credit department to underwrite each issuing entity as if it were a direct commercial loan. The mortgage-backed securities consist both of mortgage pass-through and CMOs guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.

The Company has portfolio municipal and government subdivisions securities which are graded at least “A” by at least one national rating agency. The securities are exempt from taxation.

At September 30, 2021, the investment and mortgage-backed securities portfolio amounted to $326.0 million or 29.6% of total assets at such date. The largest component of the securities portfolio as of September 30, 2021 consisted of mortgage-backed securities which amounted to $139.6 million or 42.8% of the securities portfolio at September 30, 2021. In addition, we invest in corporate debt, state and political subdivisions, U.S Government and agency obligations and to a significantly lesser degree, other securities.

The securities are classified at the time of acquisition as available for sale, held to maturity or trading. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held-to-maturity securities are accounted for based upon the amortized cost of the security. Available-for-sale securities can be sold at any time based upon needs or market conditions. Available-for-sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income. At September 30, 2021, the Company had $20.1 million of investment and mortgage-backed securities classified as held to maturity, $305.9 million of investment and mortgage-backed securities classified as available for sale and no securities classified as trading securities. At September 30, 2021, we had no investments in a single issuer other than securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s stockholders’ equity.

The following table sets forth certain information relating to the investment and mortgage-backed and equity securities portfolios at the dates indicated.

	September 30,
	2021		2020		2019
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In Thousands)
Mortgage-backed securities - U.S. Government agencies	$135,933	$139,631	$230,647	$240,659	$367,154	$375,818
U.S. Government and agency obligations	4,117	4,430	23,241	23,630	68,309	68,207
Corporate debt securities	92,645	95,141	78,764	81,783	67,360	69,539
State and political subdivisions	85,608	87,969	97,175	98,622	68,383	68,765
Total debt securities	318,303	327,171	429,827	444,694	571,206	582,329
Equity securities	6	21	6	51	6	95
Total investment and mortgage-backed securities	$318,309	$327,192	$429,833	$444,745	$571,212	$582,424

The following table sets forth the amortized cost of debt securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2021.

	Amounts at September 30, 2021 Which Mature In
			Over		Over Five
	One Year	Weighted	One Year	Weighted	Years	Weighted	Over	Weighted		Weighted
	or	Average	Through	Average	Through	Average	Ten	Average		Average
	Less	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield	Total	Yield

	(Dollars in Thousands)
Bonds and other debt securities:
U.S. Government and agency obligations	$—	—	$—	—	$1,000	4.44%	$3,117	1.66%	$4,117	2.34%
Mortgage-backed securities	—	—	17	5.17%	72	3.24%	135,844	2.72%	135,933	2.76%
Corporate debt securities	—	—	38,953	5.80%	53,692	4.99%	—	—	92,645	5.33%
State and political subdivisions	—	—	5,629	2.71%	5,996	2.60%	73,983	3.36%	85,608	3.26%
Total	$—	—	$44,599	4.36%	$60,760	3.62%	$212,944	3.16%	$318,303	3.64%

The following table sets forth the purchases and principal repayments of our mortgage-backed securities at amortized cost during the periods indicated.

	At or For the Year Ended September 30,
	2021	2020	2019

	(Dollars in Thousands)
Mortgage-backed securities at beginning of period	$230,647	$367,154	$199,229
Purchases of mortgage-backed securities available for sale	13,936	56,472	221,606
Sale of mortgage-backed securities available for sale	—	(85,978)	(33,149)
Maturities and repayments	(109,555)	(108,569)	(22,443)
Amortizations of premiums and discounts, net	905	1,568	1,911
Mortgage-backed securities at end of period	$135,933	$230,647	$367,154
Weighted average yield at end of period	2.76%	2.78%	3.15%

Sources of Funds

General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At September 30, 2021, 44.5% of the funds deposited with the Bank were in core deposits, which are deposits other than certificates of deposit and funds acquired through a broker.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Retail deposits are obtained predominantly from the areas where the branch offices are located. We have historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. The interest rates offered on deposits are competitive in the market place.

The Bank uses traditional means of advertising its deposit products, including broadcast and print media and generally does not solicit deposits from outside its market area.

At September 30, 2021, jumbo cds (certificates of deposit of $100,000 or more) amounted to $168.4 million, of which $136.4 million are scheduled to mature within twelve months subsequent to such date. At September 30, 2021, the weighted average remaining period until maturity of the certificate of deposit accounts was 7.5 months. During fiscal 2021, jumbo cds from government agencies and other financial institutions and brokered deposits, were utilized to fund growth.

The following table shows the distribution of, and certain other information relating to, deposits by type of deposit, as of the dates indicated.

	September 30,
	2021		2020		2019
		% of Total		% of Total		% of Total
	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(Dollars in Thousands)
Certificate accounts:
Less than 1.00%	$156,444	21.99%	$95,739	12.42%	$14,341	1.92%
1.00% - 1.99%	23,960	3.37%	66,034	8.57%	180,761	24.25%
2.00% - 2.99%	33,611	4.72%	75,206	9.75%	284,909	38.22%
3.00% - 3.40%	30,862	4.34%	32,631	4.23%	33,172	4.45%
Total certificate accounts	$244,877	34.42%	$269,610	34.97%	$513,183	68.84%

Transaction accounts:
Savings	$229,989	32.32%	$224,435	29.11%	$81,874	10.98%
Checking:
Non-interest-bearing	37,410	5.26%	30,002	3.89%	15,974	2.14%
Interest-bearing	87,751	12.33%	135,797	17.61%	58,647	7.87%
Money market	111,488	15.67%	111,105	14.41%	75,766	10.16%
Total transaction accounts	$466,638	65.58%	$501,339	65.03%	$232,261	31.16%
Total deposits	$711,515	100.00%	$770,949	100.00%	$745,444	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended September 30,
	2021			2020			2019
			Average			Average			Average
	Average	Interest	Rate	Average	Interest	Rate	Average	Interest	Rate
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid

	(Dollars in Thousands)
Savings	$62,847	$10	0.01%	$83,757	$38	0.05%	$88,049	$124	0.14%
Interest-bearing checking and money market accounts	370,245	3,580	0.97%	245,421	2,045	0.83%	125,148	899	0.72%
Certificate accounts	277,314	4,687	1.69%	413,308	8,819	2.13%	555,004	12,137	2.19%
Total interest-bearing deposits	710,406	$8,277	1.17%	742,486	$10,902	1.47%	768,201	$13,160	1.71%

Non-interest-bearing deposits	31,572			22,966			15,493
Total deposits	$741,978		1.12%	$765,452		1.42%	$783,694		1.68%

The following table shows the deposit cash flows during the periods indicated.

	Year Ended September 30,
	2021	2020	2019

	(In Thousands)
Deposits made	$1,516,976	$2,110,071	$1,302,749
Withdrawals	(1,579,266)	(2,089,115)	(1,346,326)
Interest credited	2,856	4,549	4,763
Total (decrease) increase in deposits	$(59,434)	$25,505	$(38,814)

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at September 30, 2021.

	Maturing in the 12 Months Ending September 30,
Certificates of Deposit	2022	2023	2024	Thereafter	Total

	(In Thousands)
Less than 1.00%	$144,840	$5,363	$1,198	$5,044	$156,445
1.00% - 1.99%	12,950	5,956	1,186	3,868	23,960
2.00% - 2.99%	24,150	6,315	3,145	—	33,610
3.00% - 3.40%	780	15,912	14,170	—	30,862
Total certificate accounts	$182,720	$33,546	$19,699	$8,912	$244,877

The following tables show the maturities of our certificates of deposit of more than $250,000 at September 30, 2021, by time remaining to maturity.

		Weighted
Quarter Ending:	Amount	Avg Rate

	(Dollars in Thousands)
December 31, 2021	$80,283	0.09%
March 31, 2022	3,037	1.38%
June 30, 2022	1,823	1.24%
September 30, 2022	1,144	1.50%
After September 30, 2022	7,792	2.82%
Total certificates of deposit with balances of more than $250,000	$94,079	0.40%

Borrowings. From time to time we utilize advances from the FHLB of Pittsburgh as an alternative to retail deposits to fund the operations as part of the operating and liquidity strategy. See “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. These FHLB advances are collateralized primarily by certain mortgage loans and mortgage-backed securities and secondarily by an investment in capital stock of the FHLB of Pittsburgh. There are no specific credit covenants associated with these borrowings. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Pittsburgh will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB of Pittsburgh. At September 30, 2021, the Bank had $232.0 million in outstanding advances with the FHLB, and had the ability to obtain additional advances in the amount of $101.7 million. The Bank utilized the FHLB advances to fund an investment leverage strategy along with funding growth in the loan and investment portfolios.

The following table shows certain information regarding short-term borrowings (one year or less) at or for the dates indicated:

	At or For the Year Ended September 30,
	2021	2020	2019

	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$9,932	$66,735	$31,158
Maximum amount outstanding at any month-end during the period	25,000	115,000	90,000
Balance outstanding at end of period	—	25,000	90,000
Average interest rate during the period	0.39%	1.58%	2.53%
Weighted average interest rate at end of period	—%	0.39%	2.32%

The following table shows certain information regarding long-term borrowings at or for the dates indicated:

Lomg-term FHLB advances:	Maturity Range		Weighted Average	Stated Interest Rate Range		At September 30,
Description	from	to	Interest Rate	from	to	2021	2020

						(Dollars in Thousands)
Fixed Rate - Advances	7-Oct-21	21-May-24	2.57%	1.94%	3.23%	$226,247	$244,286
Fixed Rate - Amortizing	12-Oct-21	15-Aug-23	2.92%	1.94%	3.11%	5,778	15,967
Total						$232,025	$260,253

Subsidiaries

The Company has only one direct subsidiary: Prudential Bank. The Bank’s sole subsidiary as of September 30, 2021 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered corporation established to hold investment securities. As of September 30, 2021, PSB had assets of $275.5 million primarily consisting of mortgage-backed and investment securities. We may consider the establishment of one or more additional subsidiaries in the future.

Employees and Human Capital Resources

At September 30, 2021, we had 88 full-time employees, and two part-time employees. None of such employees are represented by a collective bargaining group, and we believe that the Company’s relationship with its employees is good. We believe our ability to attract and retain employees is a key to the Bank’s success.

Our human capital objectives include attracting, developing, and retaining the best available talent from a diverse pool of candidates for the Bank. To do so, we strive to maintain competitive pay and benefits, regularly updating our compensation structure and periodically reviewing our compensation and benefits programs. Additionally, the Bank identifies opportunities and paths for the development of our staff, and we seek to, whenever possible, fill positions by promotion from within. The Company recognizes that the skills and knowledge of its employees are critical to the success of the organization, and promotes training and continuing education as an ongoing function for employees.

We recognize the importance of our employee’s financial health and well-being, and offer benefits such as a 401(k) retirement savings plan and make both matching and profit-sharing contributions to that plan, which also includes the Company’s stock as an investment option. Benefit programs available to eligible employees include, besides the 401(k) retirement savings plan, health and life insurance, employee paid holidays and other benefits.

We value and promote diversity and inclusion in every aspect of our business and at every level within the company. We recruit, hire, and promote employees based on their individual ability and experience and in accordance with Affirmative Action and Equal Employment Opportunity laws and regulations. Our policy is that we do not discriminate on the basis of race, color, religion, sex, gender, sexual orientation, ancestry, pregnancy, medical condition, age, marital status, national origin, citizenship status, disability, veteran status, gender identity, genetic information, or any other status protected by law.

The Company is committed to the overall well-being of our team members. In the COVID-19 pandemic, we have worked to implement state and local directives regarding public health. WE provided for remote working where possible.  We will continue to monitor the COVID-19 pandemic and state and Pennsylvania guidance, making adjustments as necessary to support employees.

REGULATION

General

The Bank is a Pennsylvania-chartered savings bank and is subject to extensive regulation and examination by the Pennsylvania Department of Banking and Securities (the “Department”) and by the Federal Deposit Insurance Corporation

(the “FDIC”), and is also subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the payment of dividends, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Department and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC, the Federal Reserve Board or the Congress could have a material adverse impact on Prudential Bancorp and the Bank and their respective operations.

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

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

●	A new independent consumer financial protection bureau was established, the Consumer Financial Protection Bureau (“CFPB”) within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.
●	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.
●	The prohibition on payment of interest on demand deposits was repealed.
●	Deposit insurance on most accounts increased to $250,000.
●	The deposit insurance assessment base calculation now equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.
●	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of Prudential Bancorp:

●	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.
●	The SEC is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.
●	Public companies are now required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.
●	A separate, non-binding shareholder vote is now required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

●	Securities exchanges are now required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors and executive compensation matters.
●	Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.
●	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.
●	Item 402 of Regulation S-K promulgated by the SEC will be amended to require companies (other than smaller reporting companies and emerging growth companies) to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.
●	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

The Dodd Frank Act raises the minimum reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% and requires the FDIC to offset the effect of this increase on insured institutions with assets of less than $10 billion (small institutions). In March 2017, the FDIC adopted a rule to accomplish this by imposing a surcharge on larger institutions commencing when the reserve ratio reaches 1.15% and ending when it reaches 1.35%. The reserve ratio reached 1.15%

effective as of June 30, 2017. This surcharge period became effective July 1, 2017 and ended on September 30, 2019 when the reserve ratio reached 1.36%. Small institutions will receive credits for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The credits will apply to reduce regular assessments by 2.0 basis points for quarters when the reserve ratio is at least 1.38%. As of June 30, 2019 the reserve ratio reached 1.40% and small bank assessment credits were applied to FDIC insurance invoices. The Bank received a credit of $216,000. In 2020, the Federal Deposit Insurance Corporation announced that all credits had been remitted and that the credit program had ended.

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

Effective January 1, 2020, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (the “CBLR”) requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios. The CBLR is equal to Tier 1 capital divided by average total consolidated assets. In order to qualify for the CBLR election, a community bank must (i) have a leverage capital ratio greater than 9 percent, (2) have less than $10 billion in average total consolidated assets, (3) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities and (4) not be an advanced approaches banking organization. A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be “well capitalized” under the prompt corrective action rules. As of September 30, 2021, the Bank had not elected to be subject to the CBLR requirement.

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

At September 30, 2021, the Bank exceeded all of its regulatory capital requirements, with Tier 1, Tier 1 common equity, Tier 1 (to risk-weighted assets) and total risk-based capital ratios of 11.30%, 16.37%, 16.37% and 17.55%, respectively.

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

Department Capital Requirements. The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. At September 30, 2021, the Bank’s capital ratios exceeded each of its capital requirements.

Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations (and does not take into account the potential determination to elect to use the CBLR).

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

At September 30, 2021, the Bank was deemed to be a “well capitalized” institution for purposes of the prompt corrective action regulations and as such is not subject to the above mentioned restrictions.

Summary of Capital Positions. The table below sets forth the Company and the Bank’s capital position relative to its respective regulatory capital requirements at September 30, 2021.

			To Be
			Well Capitalized
			Under Prompt
		Required for Capital	Corrective
		Adequacy	Action
	Ratio	Purposes (1)	Provisions (1)

September 30, 2021:
Tier 1 capital (to average assets)
Company	11.48%	N/A	N/A
Bank	11.30%	4.0%	5.0%
Tier 1 Common (to risk-weighted assets)
Company	16.70%	N/A	N/A
Bank	16.37%	4.5%	6.5%
Tier 1 capital (to risk-weighted assets)
Company	16.70%	N/A	N/A
Bank	16.37%	6.0%	8.0%
Total capital (to risk-weighted assets)
Company	17.87%	N/A	N/A
Bank	17.55%	8.0%	10.0%

September 30, 2020:
Tier 1 capital (to average assets)
Company	10.34%	N/A	N/A
Bank	10.51%	4.0%	5.0%
Tier 1 Common (to risk-weighted assets)
Company	17.21%	N/A	N/A
Bank	16.88%	4.5%	6.5%
Tier 1 capital (to risk-weighted assets)
Company	17.21%	N/A	N/A
Bank	16.88%	6.0%	8.0%
Total capital (to risk-weighted assets)
Company	18.41%	N/A	N/A
Bank	18.08%	8.0%	10.0%
(1)	The Company is not subject to the regulatory capital ratios imposed by Basel III on bank holding companies because the Company was deemed to be a small bank holding company as of September 30, 2021.

Activities and Investments of Insured State-Chartered Banks and Savings Banks. The activities and equity investments of FDIC-insured, state-chartered banks and savings banks are generally limited to those that are permissible for national banks or a federal savings association. Under regulations dealing with equity investments, an insured state bank or savings bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank or a federal savings association. An insured state bank is not prohibited from, among other things:

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

In January 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged higher deposit assessment rates than such banks would otherwise be charged. The comment period ended in February 2010. As of September 30, 2021, a final rule has not been adopted.

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

Consumer Protection and Fair Lending Regulations. Pennsylvania-chartered savings banks are subject to a variety of federal statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including the imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

USA PATRIOT Act. The Bank is subject to the USA PATRIOT Act, which gave federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act provided measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and
•	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of the Bank also are subject to, among others, the:

•	Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount in accordance with the Federal Home Loan Bank’s capital plan and sufficient to ensure that the Federal Home Loan Bank remains in compliance with its minimum capital requirements. At September 30, 2021, the Bank was in compliance with this requirement.

Federal Reserve Board. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Department. At September 30, 2021, the

Bank was in compliance with these reserve requirements. On March 15, 2020, the Federal Reserve Board reduced reserve requirement to 0% effective as of March 26, 2020, which eliminated reserve requirements for all depository institutions.

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

Regulatory Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board’s capital adequacy guidelines for bank holding company, on a consolidated basis, are similar to those imposed on the Bank by the FDIC. See “-Regulation of Prudential Bank - Capital Requirements.” Moreover, certain of the bank holding company capital requirements promulgated by the Federal Reserve Board in 2013 became effective as of January 1, 2017. Those requirements establish four minimum capital ratios that Prudential Bancorp had to comply with as of that date as set forth in the table below. However, in May 2016, amendments to the Federal Reserve Board’s SBHC Policy became effective which increased the asset threshold to qualify to utilize the provisions of the SBHC Policy from $500 million to $1.0 billion. Subsequently, as part of the 2018 Act, the threshold was increased to $3.0 billion. Bank holding companies which are subject to the SBHC Policy are not subject to compliance with the regulatory capital requirements set forth in the table below until they exceed $3.0 billion in assets. As a consequence, as of September 30, 2021, Prudential Bancorp was not required to comply with the requirements set forth below until such time that its consolidated total assets exceed $3.0 billion or the Federal Reserve Board determines that Prudential Bancorp is no longer deemed to be a small bank holding company. However, if Prudential Bancorp had been subject to the requirements, it would have been in compliance with such requirements.

Capital Ratio	Regulatory Minimum
Common Equity Tier 1 Capital	4.5%
Tier 1 Leverage Capital	4.0%
Tier 1 Risk-Based Capital	6.0%
Total Risk-Based Capital	8.0%

The leverage capital requirement is calculated as a percentage of total assets and the other three capital requirements are calculated as a percentage of risk-weighted assets. For a more detailed discussion of the 2013 capital rules, see “Recent Regulatory Capital Regulations” under “Regulation of Prudential Bank” above.

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

A Federal Reserve Board policy statement on the payment of cash dividends states that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policy statement also provides that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “-Regulation of Prudential Bank - Prompt Corrective Action” above.

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

Volcker Rule Regulations. Regulations have been adopted by the federal banking agencies to implement the provisions of the Dodd-Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Recently promulgated federal regulations exclude from the Volcker Rule restrictions community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of five percent or less of total consolidated assets. Prudential Bancorp qualifies for the exclusion from the Volcker Rule restrictions.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of an insured financial institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the insured financial institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the insured financial institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by an insured financial institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section

22(g) places additional restrictions on loans to executive officers. At September 30, 2021, the Bank was in compliance with the above restrictions.

TAXATION

Federal Taxation

General. Prudential Bancorp and the Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. During fiscal 2021, the Internal Revenue Service had concluded an audit of the Company’s tax returns for the year ended September 30, 2016 and no adverse findings were noted. The federal and state income tax returns for taxable years through September 30, 2016 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

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

At September 30, 2021, the total federal pre-1988 reserve was approximately $6.6 million. The reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provisions have been made.

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

State and Local Taxation

Pennsylvania Taxation. Prudential Bancorp is subject to the Pennsylvania Corporate Net Income Tax and the Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2021 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

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

In addition, as a savings bank conducting business in Philadelphia, the Bank is also subject to the City of Philadelphia Business Privilege Tax. The City of Philadelphia Business Privilege Tax is a tax upon net income or taxable receipts imposed on persons carrying on or exercising for gain or profit certain business activities within Philadelphia. Pursuant to the City of Philadelphia Business Privilege Tax, the 2021 tax rate was 6.20% on net income and 0.145% on gross receipts. For regulated industry taxpayers, the tax is the lesser of the tax on net income or the tax on gross receipts. The City of Philadelphia Business Privilege Tax allows for the deduction by financial businesses from receipts of (a) the cost of securities and other intangible property and monetary metals sold, exchanged, paid at maturity or redeemed, but only to the extent of the total gross receipts from securities and other intangible property and monetary metals sold, exchanged, paid out at maturity or redeemed; (b) moneys or credits received in repayment of the principal amount of deposits, advances, credits, loans and other obligations; (c) interest received on account of deposits, advances, credits, loans and other obligations made to persons resident or having their principal place of business outside Philadelphia;(d) interest received on account of other deposits, advances, credits, loans and other obligations but only to the extent of interest expenses attributable to such deposits, advances, credits, loans and other obligations; and (e) payments received on account of shares purchased by stockholders. An apportioned net operating loss may be carried forward for three tax years following the tax year for which it was first reported.

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

At September 30, 2021, we had total non-performing assets of $12.5 million, or 1.1% of total assets as compared to $13.0 million or 1.2% of total assets as of September 30, 2020. Our non-performing assets adversely affect our net income in various ways. We do not accrue interest income on non-accrual loans and no interest income is recognized until the loan is performing and the financial condition of the borrower supports recording interest income on a cash basis. We must reserve for probable losses, which are established through a current period charge to income in the provision for loan losses, and from time to time, write down the value of properties in our other real estate owned portfolio to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our other real estate owned. Further, the resolution of non-performing assets requires the active involvement of management, which can distract us from the overall supervision of operations and other income-producing activities of the Bank. Finally, if our estimate of the allowance for loan losses is inaccurate, we will have to increase the allowance accordingly. At September 30, 2021, our allowance for loan losses amounted to $8.5 million, or 1.4% of total loans and 101.6% of non-performing loans, compared to $8.3 million, or 1.4% of total loans and 63.7% of non-performing loans at September 30, 2020.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings

When we loan money, we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to pay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. Weakness in the national economy and the economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions, resulting in the increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary banking regulators, the Department and the FDIC, as part of their examination process, which may result in the establishment of an additional provision based upon the judgment of such agencies after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 1.4% of total loans and 101.6% of non-performing loans at September 30, 2021. Our allowance for loan losses at September 30, 2021 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require an increased provision to replenish the allowance, which would negatively affect earnings.

Our existing residential mortgage loans exposes us to lending risks, and the geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

At September 30, 2021, $202.3 million, or 28.6% of our loan portfolio, was secured by one-to-four family real estate. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Real estate values are affected by various factors, including supply and demand, changes in general or regional economic conditions, interest rates, government rules or policies and natural disasters. Declines in real estate values could cause some of our residential mortgage loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Future weakness in economic conditions could result in reduced loan demand and a decline in loan originations. In particular, a significant decline in real estate values would likely lead to a decrease in new construction, commercial real estate and residential mortgage loan originations and increased delinquencies and defaults in our real estate loan portfolio.

Our increased emphasis on originating construction and land development and commercial real estate loans may expose us to increased lending risks.

At September 30, 2021, $205.4 million, or 29.0%, of our loan portfolio consisted of construction and land development loans, and $166.0 million, or 23.5%, of our loan portfolio consisted of commercial real estate loans. Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied residential real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. Likewise, commercial real estate loans generally expose a lender to a greater risk of loss than one-to-four family residential loans. Repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the property or business to cover operating expenses and debt service. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Changes in economic conditions that are out of the control of the borrower and lender could impact the value of the security for the loan, the future cash flow of the involved property, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. Additionally, any decline in real estate values may be more pronounced with respect to commercial real estate properties than residential properties. Also, many of construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

In recent periods, the majority of our non-performing assets have related to construction loans. At September 30, 2021, three construction loans aggregating $4.1 million were considered non-performing and on non-accrual status. All of these construction loans were related to one lending relationship consisting of seven loans with a total principal balance outstanding of $6.0 million, all of which were deemed non-performing as of such date.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the FDIC, the FRB and the Office of the Comptroller of the Currency (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. Our level of commercial real estate and multi-family loans represents 337.2% of the Bank’s total risk-based capital at September 30, 2021.

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

Our business strategy includes loan growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.  Growing our operations could also cause our expenses to increase faster than our revenues.

Our business strategy primarily focuses on loan growth including loan participations, funded by deposits.  Achieving such growth may require us to attract customers that currently bank at other financial institutions in our market areas.  Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the level of competition from other financial institutions in our market areas and our ability to manage our growth.  Growth opportunities may not be available or we may not be able to manage our growth successfully.  If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.  Furthermore, there can be considerable costs involved in expanding lending capacity, and generally a period of time is required to generate the necessary revenues to offset these costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings until certain economies of scale are reached.

Risks Related to Market Interest Rates

A significant percentage of our assets is invested in securities which typically have a lower yield than our loan portfolio.

Our results of operations are substantially dependent on our net interest income. At September 30, 2021, $409.8 million or 37.2 % of our assets was invested in investment securities, certificates of deposit, cash and amounts due from banks. These investments yield substantially less than the loans we hold in our portfolio. The weighted average yield on such assets for the year ended September 30, 2021 was 2.60% as compared to 4.18% for loans. Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets consisted of loans. In addition, at September 30, 2021, $305.9 million, or 93.8% of our investment securities, are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the material size of the investment securities portfolio classified as available for sale and due to possible mark-to-market adjustments of that portion of the portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio classified as available for sale, we may sell securities which could result in a realized loss, thereby reducing our net income.

While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest margin and net interest income, we may not be able to increase originations of loans that are acceptable to us.

Higher interest rates would hurt our profitability

Management is unable to predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, unemployment, monetary policy, domestic and international disorder and instability in domestic and foreign financial markets, and investor and consumer demand. Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of single-family residential loans) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits). The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board (the “FOMC”), and market interest rates. The FOMC lowered the federal funds rate to near zer percent in 2020. However, the FOMC has indicated it expects to increase rates starting in 2022, three one quarter point increases.

A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates (or, if adjustable, are initially fixed for periods of five to 10 years) and longer terms than our deposits and borrowings. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. As a result of our historical focus on the origination of one-to-four family residential mortgage loans, which focus has been emphasized in recent years due to asset quality issues experienced by our construction and land development lending activities, the majority of our loans have fixed interest rates. In addition, a large percentage of our investment securities and mortgage-backed securities have fixed interest rates and are classified as held to maturity. As is the case with many banks and savings institutions, our emphasis on increasing the development of core deposits, those with no stated maturity date, has resulted in our interest-bearing liabilities having a shorter duration than our assets. As of September 30, 2021, 18.9% of our loan portfolio had maturities of 10 years or more. Furthermore, at such date, $326.7 million or 46.1% of the loans due after September 30, 2021 bear adjustable interest rates. At September 30, 2021, 65.6% of our deposits had no stated maturity date and 25.7% consisted of certificates of deposit with maturities of one year or less. This imbalance can create significant earnings volatility because interest rates change over time and are currently at historical low levels. As interest rates increase, our cost of funds will increase more rapidly than the yields on the bulk of our interest-earning assets. In addition, the market value of our fixed-rate assets for example, our investment and mortgage-backed securities portfolios, would decline if interest rates increase. For example, we estimate that as of September 30, 2021, a 200 basis point increase in interest rates would have resulted in our net portfolio value declining by approximately $18.2 million or 1.2%. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts.

The fair value of our investment securities can fluctuate due to market conditions outside of our control.

As of September 30, 2021, the fair value of our investment securities portfolio available for sale was approximately $305.9 million. We have historically taken a conservative investment strategy, with concentrations of securities that are backed by government sponsored enterprises. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on us. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

The Company and the Bank are subject to extensive regulation, supervision and examination by the Department and the FDIC. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of the Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with the currently existing tax, accounting, securities, insurance, monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

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

The final rule includes new minimum risk-based capital and leverage ratios, which were effective for us on January 1, 2016, and refines the definition of what constitutes “capital” for calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. Prudential Savings elected to opt out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating its regulatory capital requirements. The final rule also establishes a “capital conservation buffer” of 2.5%. As a result, the Banks minimum capital ratios are as follows: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began being phased-in January 2016 at 0.625% of risk-weighted assets and become fully phased in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. We are in compliance with these requirements as of September 30, 2021.

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

Our asset size may make it more difficult for us to compete.

Our asset size may make it more difficult to compete with other financial institutions that are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers.  Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios.  Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our lower earnings may also make it more difficult to offer competitive salaries and benefits.  In addition, our smaller customer base may make it difficult to generate meaningful non-interest income from non-traditional banking activities.  Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

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

Climate change may materially adversely affect the Company's business and results of operations.

Concerns over the long-term effects of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may voluntarily change their behavior as a result of these concerns.  The Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The Company and its customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon-intensive activities. Among the impacts to the Company could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. The Company’s efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting the Company from the negative impact of new laws and regulations or changes in consumer or business behavior.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently conduct business from our main office and nine banking offices. On January 1, 2017, the Company completed its acquisition of Polonia Bancorp and Polonia Bank, Polonia Bancorp’s wholly owned subsidiary. The acquisition added five banking offices to our existing properties. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at September 30, 2021.

			Net Book Value
		Date of	of Property and
		Lease	Leasehold	Amount of
Description/Address	Leased/Owned	Expiration	Improvements	Deposits

			(In Thousands)
Main Office	Owned	N/A	$120	$414,328
1834 West Oregon Avenue
Philadelphia, PA 19145

Huntingdon Valley Executive Office	Owned	N/A	2,895	30,353
3993 Huntingdon Pike
Huntingdon Valley, PA 19006

Broad Street Financial Center	Owned	N/A	152	48,770
1722 South Broad Street
Philadelphia, PA 19145

Pennsport Financial Center	Owned	N/A	8	37,389
238A Moore Street
Philadelphia, PA 19148

Drexel Hill Financial Center	Leased	Oct-27	5	47,789
1270 Township Line Road
Drexel Hill, PA 19026

Center City Financial Center	Leased	Jan-26	31	15,268
1500 JFk Boulevard
Philadelphia, PA 19103

Alleghney Financial Center	Owned	N/A	769	49,078
2644-56 E Alleghney Avenue
Philadelphia, PA 19134

Spring Garden Financial Center	Owned	N/A	1,357	36,532
2133-35 Spring Garden Street
Philadelphia, PA 19130

Richmond Financial Center	Owned	N/A	204	5,899
4800 Richmond Street
Philadelphia, PA 19137

Frankford Financial Center	Owned	N/A	381	26,109
8000 Frankford Avenue
Philadelphia, PA 19136

Total			$5,922	$711,515

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

The discovery phase of litigation has concluded. The parties have each filed motions for summary judgment with the Court on multiple issues. In August 2021, the court denied the Trustee’s motion and granted, in part, the Bank’s motion. The court has allowed for the production of expert witnesses and rebuttal reports by December 2021. A pretrial conference with the Court is scheduled for mid-February 2022.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)       Our common stock is traded on the NASDAQ Global Market (NASDAQ) under the symbol “PBIP”. At December 1, 2021, there were approximately 396 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms and banks.

The following table shows the quarterly high and low trading prices of our stock, reported on the NASDAQ Stock Market, and the amount of cash dividends declared per share for each of the quarters in fiscal 2021 and 2020:

			Cash
	Stock Price		dividends
Quarter ended:	High	Low	per share
September 30, 2021	$15.26	$13.55	$0.07
June 30, 2021	14.91	13.53	0.07
March 31, 2021	15.39	11.50	0.07
December 31, 2020	14.27	10.42	0.07

			Cash
	Stock Price		dividends
Quarter ended :	High	Low	per share
September 30, 2020	$12.66	$9.53	$0.07
June 30, 2020	14.29	9.90	0.07
March 31, 2020	18.58	10.26	0.50
December 31, 2019	18.59	16.51	0.07

(b)Not applicable

(c)The Company’s repurchases of equity shares for the fourth quarter of fiscal year 2021 were as follows:

			Total Number
			of Shares
			Purchased as
			Part of	Maximum Number
	Total		Publicly	of Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under Plans or
Period	Purchased	Per Share	Programs (1)	Programs (1)
July 1 - 31, 2021	49,687	$13.87	49,687	785,643
August 1 - 31, 2021	27,885	13.77	27,885	757,758
September 1 - 30, 2021	—	—	—	757,758
	77,572	$13.84	77,572
(1)	On June 18, 2020, the Company announced that the Board of Directors had approved a fourth stock repurchase program authorizing the Company to repurchase up to 407,000 shares of common stock, approximately 5% of the Company’s then outstanding shares. On January 21, 2021, the Company announced the adoption of the Company’s fifth stock repurchase program (“Fifth Program”). The Fifth Program will cover 390,000 shares of common stock or approximately 5% of the Company’s issued and outstanding shares (taking into account the completion of the fourth stock repurchase program announced in June 2020 covering 407,000 shares).

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

At September 30, 2021, we had total assets of $1.1 billion, including total net loans of $618.2 million, aggregate investment and mortgage-backed securities of $326.0 million (both available for sale and held to maturity), total deposits of $711.5 million, total borrowings of $232.0 million and total stockholders’ equity of $130.5 million.

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

Despite the challenging current market and economic conditions, the Company continues to maintain capital substantially in excess of regulatory requirements. Furthermore, most of our assets and liabilities are monetary in nature; therefore the current levels of increased inflation, which affect the Company’s cost of operations, are less important than the impact of interest rate shifts on our financial performance.

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

Critical Accounting Policies and Estimates

In reviewing and understanding financial information for Prudential Bancorp, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 2 of the notes to our consolidated financial statements included in Item 8 hereof. The accounting and financial reporting policies of Prudential Bancorp conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as well as contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods. Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods.  There have been no significant changes in our application of accounting policies since September 30, 2020. For additional information concerning critical accounting policies, see Note 1 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." and the discussion below.

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

Management monitors its allowance for loan losses at least quarterly and makes adjustments to the allowance through the provision for loan losses as economic conditions and other pertinent factors indicate. The quarterly review and adjustment of the qualitative factors employed in the allowance methodology and the updating of historic loss experience allow for timely reaction to emerging conditions and trends.  In this context, a series of qualitative factors are used in a methodology as a measurement of how current circumstances are affecting the loan portfolio. Included in these qualitative factors are:

●	Levels of past due, classified, criticized and non-accrual loans, TDRs and loan modifications;

●	Nature and volume of loans;
●	Changes in lending policies and procedures, underwriting standards, collections, charge-offs and recoveries and for commercial loans, the level of loans being approved with exceptions to lending policy;
●	Experience, ability and depth of management and staff;
●	National and local economic and business conditions, including various market segments, especially in light of the continuing COVID-19 pandemic on both the national and local economies;
●	Quality of the Company’s loan review system and degree of Board oversight;
●	Concentrations of credit and changes in levels of such concentrations; and
●	Effect of external factors on the level of estimated credit losses in the current portfolio.

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

Investment and Mortgage-Backed Securities Available for Sale.  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy, although there were no securities with that classification as of September 30, 2021 or 2020.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 to the audited consolidated financial statements set forth in Item 8 hereto.

Selected Financial Data

Set forth below is selected financial and other data of Prudential Bancorp. Reference is made to the consolidated financial statements and related notes contained in Item 8 which provide additional information.

	At September 30,
	2021	2020	2019	2018	2017

	(Dollars in Thousands)
Selected Financial Condition Data:
Total assets	$1,100,468	1,223,353	$1,289,434	$1,081,170	$899,540
Cash and cash equivalents	82,698	117,081	47,968	48,171	27,903
Investment and mortgage-backed securities:
Held-to-maturity	20,074	22,860	68,635	59,852	61,284
Available-for-sale	305,969	420,415	512,822	306,187	178,402
Loans receivable, net	618,206	588,300	585,456	602,932	571,343
Deposits	711,515	770,949	745,444	784,258	635,982
FHLB advances	232,025	285,254	376,904	154,683	114,318
Non-performing loans	8,379	13,037	13,936	13,389	15,397
Non-performing assets	12,488	13,037	14,284	14,415	15,589
Total stockholders’ equity, substantially restricted	130,456	129,117	139,611	128,409	136,179

	Year Ended September 30,
	2021	2020	2019	2018	2017

	(Dollars in Thousands, except Per Share Data)
Selected Operating Data:
Total interest income	$38,037	$42,227	$44,040	$34,851	$26,343
Total interest expense	14,798	19,425	19,289	10,137	5,266
Net interest income	23,239	22,802	24,751	24,714	21,077
Provision for loan losses	200	3,025	100	810	2,990
Net interest income after provision for loan losses	23,039	19,777	24,651	23,904	18,087
Total non-interest income	3,639	8,103	3,094	2,500	2,198
Total non-interest expense	17,629	16,725	16,270	15,639	16,566
Income before income taxes	9,049	11,155	11,475	10,765	3,719
Income tax expense	1,269	1,600	1,945	3,701	941
Net income	$7,780	$9,555	$9,530	$7,064	$2,778
Basic earnings per share	$0.98	$1.12	$1.09	$0.80	$0.33
Diluted earnings per share	$0.98	$1.12	$1.07	$0.78	$0.32
Dividends paid per common share	$0.28	$0.71	$0.65	$0.70	$0.12

Selected Operating Ratios(1):
Average yield earned on interest-earning assets	3.49%	3.54%	3.92%	3.77%	3.65%
Average rate paid on interest-bearing liabilities	1.53	1.79	1.91	1.23	0.82
Average interest rate spread(2)	1.97	1.75	2.01	2.55	2.83
Net interest margin(2)	2.13	1.92	2.20	2.68	2.92
Average interest-earning assets to average interest-bearing liabilities	112.38	109.69	111.46	111.81	111.83
Net interest income after provision for loan losses to non-interest expense	130.69	118.25	151.51	152.85	109.18
Total non-interest expense to total average assets	1.52	1.33	1.38	1.60	2.10
Efficiency ratio(3)	65.59	54.12	58.43	57.47	71.18
Return on average assets	0.67	0.79	0.81	0.72	0.35
Return on average equity	5.93	6.88	7.06	5.45	2.16
Average equity to average total assets	11.35	11.04	11.47	13.28	16.31

(Footnotes on next page)

	At or For the Year Ended September 30,
	2021	2020	2019	2018	2017
Asset Quality Ratios(4):
Non-performing loans as a percent of total loans receivable(5)	1.36%	2.22%	2.38%	2.22%	2.69%
Non-performing assets as a percent of total assets(5)	1.13	1.07	1.11	1.33	1.73
Allowance for loan losses as a percent of non-performing loans	101.65	63.68	38.70	38.59	29.01
Allowance for loan losses as a percent of total loans	1.36	1.39	0.91	0.85	0.78
Net charge-offs to average loans receivable	0.00	0.02	(0.02)	0.02	0.37

Capital Ratios(4) (6):
Tier 1 leverage ratio
Company	11.48%	10.34%	10.89%	12.51%	14.81%
Bank	11.30	10.51	10.49	11.86	13.59

Tier 1 common risk-based capital ratio
Company	16.70	17.21	18.43	19.74	23.94
Bank	16.37	16.88	18.10	18.73	21.97

Tier 1 risk-based capital ratio
Company	16.70	17.21	18.43	19.74	23.94
Bank	16.37	16.88	18.10	18.73	21.97

Total risk-based capital ratio
Company	17.85	18.41	19.27	20.58	24.83
Bank	17.55	18.08	18.94	19.56	22.86
(1)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
(2)	Average interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Asset quality ratios and capital ratios are end of period ratios, except for net charge-offs to average loans receivable.
(5)	Non-performing assets generally consist of all loans on non-accrual, loans which are 90 days or more past due as to principal or interest, and real estate acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure. Non-performing assets and non-performing loans also include loans classified as TDRs due to being recently restructured and placed on non-accrual in connection with such restructuring. The TDRs in most cases are performing in accordance with their restructured terms. It is the Company’s policy to cease accruing interest on all loans which are 90 days or more past due as to interest and/or principal.
(6)	The Company is not subject to the regulatory capital ratios imposed by Basel III on bank holding companies because the Company is deemed to be a small bank holding company.

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

	Year Ended September 30,
	2021			2020			2019
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities (1)	$201,571	$6,816	3.38%	$224,716	$6,942	3.09%	$191,214	$6,822	3.57%
Mortgage-backed securities	184,848	5,445	2.95%	318,069	9,198	2.89%	300,318	9,561	3.18%
Loans receivable (2)	613,956	25,661	4.18%	583,367	25,140	4.31%	587,102	26,736	4.55%
Other interest-earning assets	88,992	115	0.13%	62,509	947	1.51%	45,895	921	2.01%
Total interest-earning assets	1,089,367	38,037	3.49%	1,188,661	42,227	3.54%	1,124,529	44,040	3.92%
Non-interest-earning assets	66,718			69,492			51,811
Total assets	$1,156,085			$1,258,153			$1,176,340
Interest-bearing liabilities:
Savings accounts	$62,847	$10	0.01%	$83,757	$38	0.05%	$88,049	$124	0.14%
Checking and money market accounts	370,245	3,580	0.97%	245,421	2,045	0.83%	125,148	899	0.72%
Certificate accounts	277,314	4,687	1.69%	413,308	8,819	2.13%	555,004	12,137	2.19%
Total interest bearing deposits	710,406	8,277	1.17%	742,486	10,902	1.47%	768,201	13,160	1.71%
FHLB advances	258,990	6,521	2.52%	341,154	8,523	2.50%	240,739	6,130	2.55%
Total interest-bearing liabilities	969,396	14,798	1.53%	1,083,640	19,425	1.79%	1,008,940	19,290	1.91%
Non-interest-bearing liabilities:	55,498			35,665			32,443
Total liabilities	1,024,894			1,119,305			1,041,383
Stockholders' equity	131,191			138,848			134,957
Total liabilities and stockholders' equity	$1,156,085			$1,258,153			$1,176,340
Net interest-earning assets	$119,971			$105,021			$115,589
Net interest income, interest rate spread		$23,239	1.97		$22,802	1.75%		$24,750	2.00%
Net interest margin (3)			2.13%			1.92%			2.20%
Average interest-earning assets to average interest-bearing liabilities			112.38%			109.69%			111.46%
(1)	Tax-exempt yields have been adjusted to a tax-equivalent basis.
(2)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

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

	2021 vs. 2020				2020 vs. 2019
	Increase (Decrease) Due to				Increase (Decrease) Due to
				Total				Total
			Rate/	Increase			Rate/	Increase
	Rate	Volume	Volume	(Decrease)	Rate	Volume	Volume	(Decrease)

	(In Thousands)
Interest income:
Investment securities	$657	$(715)	$(68)	$(126)	$(915)	$1,195	$(160)	$120
Mortgage-backed securities	171	(3,853)	(72)	(3,753)	(880)	565	(48)	(363)
Loans receivable, net	(758)	1,318	(40)	521	(1,421)	(170)	(5)	(1,596)
Other interest-earning assets	(866)	401	(367)	(832)	(228)	334	(80)	26
Total interest income	(796)	(2,849)	(547)	(4,190)	(3,444)	1,924	(293)	(1,813)
Interest expense:
Savings accounts	(24)	(8)	4	(28)	(85)	(7)	5	(87)
Checking and money market accounts (interest-bearing and non-interest bearing)	328	1,040	165	1,535	146	862	138	1,146
Certificate accounts	(1,834)	(2,902)	603	(4,132)	(294)	(3,099)	75	(3,318)
Total deposits	(1,530)	(1,870)	772	(2,625)	(233)	(2,244)	218	(2,259)
FHLB advances	67	(2,053)	(16)	(2,002)	(116)	2,557	(47)	2,394
Total interest expense	(1,463)	(3,923)	756	(4,627)	(349)	313	171	135
Increase (decrease) in net interest income	$667	$1,074	$(1,303)	$437	$(3,095)	$1,611	$(464)	$(1,948)

Comparison of Financial Condition at September 30, 2021 and September 30, 2020

The Company had total assets of $1.1 billion at September 30, 2021 compared to $1.2 billion at September 30, 2020.  At September 30, 2021, the investment portfolio had decreased by $117.2 million to $326.0 million as compared to $443.2 million at September 30, 2020 primarily as a result of investment securities sales, calls and paydowns of amortizing mortgage-backed securities.  Partially offsetting the decrease, net loans receivable increased  by $29.9 million to $618.2 million at September 30, 2021 from $588.3 million at September 30, 2020 due primarily to the continued efforts to expand our commercial real estate and commercial business portfolio. Cash and cash equivalents decreased by $35.4 million to $82.7 million at September 30, 2021 compared to $117.1 million at September 30, 2020.

Total liabilities decreased by $124.2 million to $970.0 million at September 30, 2021 as compared to September 30, 2020 due primarily to a $59.4 million decrease in deposits and a $53.2 million decrease in FHLB borrowings. We have consciously allowed higher costing FHLB borrowings and certificates of deposit to run off at maturity as part of our efforts to both reduce our cost of funds as well as improve our net interest margin.

Total stockholders’ equity increased by $1.3 million to $130.5 million at September 30, 2021 from $129.1 million at September 30, 2020. The increase was primarily due to net income of $7.8 million recognized during the fiscal year ended September 30, 2021.  Also contributing to the increase was an after tax $5.3 million increase in the fair value of interest rate swap arrangements.  These increases were largely offset by the cost of net stock repurchases totaling $5.0 million, an after tax decrease in fair value of investment securities available for sale of $4.5 million and dividend payments totaling $2.2 million during the fiscal year ended September 30, 2021.

.

Results of Operations for the Years Ended September 30, 2021, 2020 and 2019

General.

2021 vs. 2020. For the fiscal year ended September 30, 2021, the Company recognized net income of $7.8 million, or $0.98 per diluted share, as compared to net income of $9.6 million, or $1.12 per diluted share, for the fiscal year ended September 30, 2020.

2020 vs. 2019. For the fiscal year ended September 30, 2020, the Company recognized net income of $9.6 million, or $1.12 per diluted share, as compared to net income of $9.5 million, or $1.07 per diluted share, for the fiscal year ended September 30, 2019.

Net Interest Income.

2021 vs. 2020. For the fiscal year ended September 30, 2021, net interest income was $23.2 million as compared to $22.8 million for fiscal 2020. The increase was due to a $4.6 million, or 23.8%, decrease in interest paid on deposits and borrowings. This was largely offset by a decrease of $4.2 million, or 9.9%, in interest income. The weighted average cost of borrowings and deposits decreased to 1.53% for the fiscal year ended September 30, 2021 from 1.79% for fiscal 2020 primarily due to decreases in market rates of interest. The decrease in interest income was primarily due to the decrease in the weighted average balance of interest-earning assets of $99.3 million and to a lesser extent by the 5 basis point decline to 3.49% in the weighted average yield earned on our interest-earning assets. The decrease in the average balance of interest-earning assets was primarily due to paydowns in the investment portfolio, primarily mortgage-backed securities.

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

Provision for Loan Losses.

2021 vs. 2020. The Company recorded provisions for loan losses of  $200,000 for the fiscal year ended September 30, 2021, compared to a $3.0 million provision for loan losses for fiscal 2020, as the $3.0 million provision expense incurred in fiscal 2020, combined with minimal charge-offs, was deemed sufficient to maintain the allowance at a level sufficient to cover all inherent and probable losses in the current portfolio prior to the fourth quarter of fiscal 2021. During the fiscal year ending September 30, 2021, the Company recorded one charge off of $40,000 while during the same periods the Company recorded recoveries aggregating $54,000.  During the fiscal year ending September 30, 2020, the Company recorded charge offs of $145,000. During the fiscal year ended September 30, 2020, the Company recorded recoveries aggregating $30,000. Although our COVID-19 loan deferrals were as high as $149.7 million during portions of fiscal 2020, all existing deferrals had ended by September 30, 2020. All of the loans which had been on deferral were current as of September 30, 2021.

The allowance for loan losses totaled $8.5 million, or 1.4% of total loans, and 101.6% of total non-performing loans at September 30, 2021 (which included loans acquired at their fair value as a result of the acquisition of Polonia Bancorp as of January 1, 2017) as compared to $8.3 million, or 1.4% of total loans and 63.7% of total non-performing loans at September 30, 2020. The Company believes that the allowance for loan losses at September 30, 2021 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

2020 vs. 2019. The Company recorded provisions for loan losses of  $3.0 million for the fiscal year ended September 30, 2020, compared to a $100,000 provision for loan losses for fiscal 2019, primarily due to the continued uncertainty associated with the economic effects of the COVID-19 pandemic, especially in light of the increasing level of cases of COVID-19 in 2020, and the potential credit deterioration caused thereby. Minimal delinquencies had occurred as of September 30, 2020 due to the effects of the COVID-19 pandemic. There were no loan deferments outstanding as of September 30, 2020 and all existing deferrals had ended by September 30, 2020 compared to loans on deferral totaling $149.7 million, or 21.6% of total loans at June 30, 2020.  Two participation interests in commercial real estate loans aggregating $10.0 million, or 1.5% of total loans, each entered into a subsequent deferral period during October 2020.   These deferments were not considered to be TDRs as of September 30, 2020 as all applicable borrowers were current as of December 31, 2019 and the request for the deferments were related to the current economic conditions caused by the COVID-19 pandemic, and not by underlying weaknesses within the respective loans. During the fiscal year ending September 30, 2020, the Company recorded charge offs of  $145,000 and recoveries aggregating $30,000. During the fiscal year ended September 30, 2019, the Company recorded two charge offs amounting to $38,000. Recoveries of  $166,000 were recognized during the fiscal year ended September 30, 2019.

The allowance for loan losses totaled $8.3 million, or 1.4% of total loans and 63.7% of total non-performing loans at September 30, 2020 as compared to $5.4 million, or 0.9% of total loans and 38.7% of total non-performing loans at September 30, 2019.

Non-interest Income.

2021 vs. 2020. With respect to the year ended September 30, 2021, non-interest income amounted to $3.6 million compared with $8.1 million for fiscal 2020. The higher level of non-interest income experienced in fiscal 2020 was primarily attributable to the aggregate $6.0 million of gains on sale of investment securities compared to $1.6 million for fiscal 2021 reflecting the sale in fiscal 2020 of $142.1 million of investment securities.

2020 vs. 2019. With respect to the year ended September 30, 2020, non-interest income amounted to $8.1 million compared with $3.1 million for fiscal 2019. The increase experienced in the 2020 period was primarily attributable to the gain on sale of investment securities totaling  $6.0 million compared to gains of totaling $1.1 million during fiscal 2020.  The investment securities sales were consummated in fiscal 2020 to recognize gains in the portfolio in order to take advantage of the historically low interest rate environment which resulted in significant appreciation in the fair value of such investments.

Non-interest Expense.

2021 vs. 2020. For the fiscal year ended September 30, 2021, non-interest expense increased $904,000 to $17.6 million, compared to $16.7 million in fiscal 2020. The increase was due in large part to the hiring of additional personnel in our lending operations to support the continued expansion of our lending activities.

2020 vs. 2019. For  the fiscal year ended September 30, 2020,  non-interest expense increased $660,000 to $16.7 million, compared to $16.1 million in fiscal 2019. The increase was due in large part to the hiring of additional personnel in our lending operations to support our expanded lending activities.  Partially offsetting this increase for the fiscal year ended September 30, 2020 was a decrease in occupancy and advertising expense as the Company maintained its focus on the continued implementation of operating efficiencies. The efficiency ratio for the fiscal year ended September 30, 2020 improved to 54.1% from 58.4% for fiscal 2020.

Income Tax Expense.

2021 vs. 2020. For the year ended September 30, 2021, the Company recorded income tax expense of $1.3 million, compared to $1.6 million for fiscal 2020. The reduction in income tax expense in fiscal 2021 was primarily due to the corresponding reduction in pre-tax income during the 2021 period.

2020 vs. 2019. For the year ended September 30, 2020, the Company recorded income tax expense of $1.6 million, compared to $2.2 million for fiscal 2019. The reduction in income tax expense in fiscal 2020 was primarily due to tax benefits recognized as a result of stock compensation plans.

COVID-19 Related Information

As noted above, in response to the current situation surrounding the COVID-19 pandemic, the Company is providing assistance to its customers in a variety of ways.   The Company  participated in the PPP loan program offered under the CARES Act as a Small Business Administration (“SBA”) lender. During the quarter ended June 30, 2020, we had originated 63 requests for PPP loans totaling approximately $5.1 million. These loans were sold during the quarter ended September 30, 2020 at a net gain of $111,000.  No additional PPP loans were originated during the fourth quarter of fiscal 2020. We continue to work closely with our loan customers to effectively manage our portfolio through the ongoing uncertainty surrounding the duration, impact and government response to the crisis.

The primary method of relief to address COVID-19 related issues was to allow the borrower to defer their loan payments for three months (and extending the term of the loan accordingly). The CARES Act and regulatory guidelines suspend temporarily the determination of certain loan modifications related to the COVID-19 pandemic from being treated as TDRs. See “Business Lending Activities - Asset Quality” above”.

While the Company’s banking operations were not restricted by the government stay-at-home orders, the Company took steps to protect its employees and customers by providing for remote working for many employees, enhancing cleaning procedures for the Company’s offices, in particular its branch offices, requiring face masks to be worn by employees and maintaining appropriate  social distancing in our offices. The Company continues to assess and monitor the ongoing COVID-19 pandemic and will take additional such steps as are necessary to protect its employees and assist its depositor and borrower customers during this difficult time.

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

Our primary sources of funds are from deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2021, our cash and cash equivalents amounted to $82.7 million. In addition, our available-for-sale investment and mortgage-backed securities amounted to an aggregate of $306.0 million at September 30, 2021.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2021, we had certificates of deposit maturing within the next 12 months amounting to $182.7 million. We anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us unless we determine to lower rates to below those of our competition in order to facilitate the reduction of higher cost deposits during periods when there is excess cash on hand or in order to satisfy our asset/liability goals. There were no deposits as of September 30, 2021 requiring the pledging of collateral.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity requirements should the need arise. As of September 30, 2021, the Bank had $101.7 million of available borrowing capacity from the FHLB of Pittsburgh along with a line of credit that has been established with the Federal Reserve Bank of Philadelphia and a $12.5 million line of credit with Atlantic Community Bankers Bank (“ACBB”)(neither one which was drawn against in fiscal 2021). In addition, the Bank has the ability to generate brokered certificates of deposit (and has used such deposits on occasion, including in fiscal 2021).

Derivatives

Derivatives. To remain competitive in our local lending area and to support the Company’s asset/liability positioning, on occasion the Bank enters into interest rate swap contracts to control its funding costs. Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit generally have fixed expiration dates and may require additional collateral from the borrower if deemed necessary. Commitments to extend credit are not recorded as an asset or liability by us until the instrument is exercised.

Commitments

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2021.

	Total	Amount of Commitment Expiration - Per Period
	Amounts	Less than	1-3	3-5	After 5
	Committed	1 Year	Years	Years	Years

	(In Thousands)
Letters of credit	$1,162	$1,162	$—	$—	$—
Lines of credit	68,081	24,752	35,724	652	6,953
Undisbursed portions of loans in process	80,619	33,504	47,115	—	—
Commitments to originate loans	34,931	34,931	—	—	—
Total commitments	$184,793	$94,349	$82,839	$652	$6,953

Contractual Cash Obligations

The following table summarizes our contractual cash obligations at September 30, 2021.

		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years

	(In Thousands)
Certificates of deposit	$244,877	$182,720	$53,245	$8,912	$—
Advances from FHLB	232,025	65,477	166,548	—	—
Total long-term debt	476,902	248,197	219,793	8,912	—
Short-term borrowings, FHLB	—	—	—	—	—
Advances from borrowers for taxes and insurance	1,698	1,698	—	—	—
Operating lease obligations	1,297	213	436	357	291
Total contractual obligations	$479,897	$250,108	$220,229	$9,269	$291

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $5.0 million and $22.3 million for the years ended September 30, 2021 and 2020, respectively. The $5.0 million of net cash provided in fiscal 2021 was primarily due to net income of $7.8 million combined with $6.5 million of proceeds from the sales of loans, partially offset by the effects of other operating activities including $6.4 million of loans originated for sale. Net cash provided by investing activities, which consist primarily of disbursements for loan originations and purchases and the purchase of investment and mortgage-backed securities, offset by principal collections on loans and proceeds from maturing investment and mortgage-backed securities and from the sale of investment and mortgage-backed securities, was $81.9 million for the year ended September 30, 2021, primarily due to the purchase or origination of $280.3 million of loans, offset in part by $246.8 million of principal collections on loans combined with purchases of investment and mortgage-backed securities aggregating $56.9 million, offset by maturities, pre-payments, proceeds from sales and calls of investment and mortgage-backed securities totaling of $169.0 million.  By comparison, net cash provided by investing activities was $129.3 million for the year ended September 30, 2020 primarily due to proceeds from the sale of investment and mortgage-backed securities totaling $142.1 million as compared to $26.1 million for the year ended September 30, 2021.   Net cash used in financing activities was $121.3 million for the year ended September 30, 2021 primarily due to a decrease in deposits of $59.4 million combined with a $53.2 million decrease in borrowings from the FHLB of Pittsburgh. Net cash provided by financing activities was $82.4 million for the year ended September 30, 2020 primarily due to the repayment of $91.6 million in FHLB advances, partially offset by an increase in deposits of $25.5 million.  In both fiscal periods, the Bank made a concerted effort to reduce the level of certificates of deposit which are generally higher costing than demand deposits, NOW accounts and savings accounts

The Company is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. Sources of capital and liquidity for the Company include distributions from the Bank and the issuance of debt or equity securities. At September 30, 2021, the Company (on an unconsolidated basis) had liquid assets of $854,000.We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments for at least the next 12 months.

Capital Resources

At September 30, 2021, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $123.8 million, or 11.5% of adjusted total assets, which is above the well-capitalized required level of $54.8 million, or 5.0%; and total risk-based capital of $132.7 million, or 17.6% of risk-weighted assets, which is above the well-capitalized required level of $75.6 million, or 10.0%. Management is not aware of any conditions or events that would change our category.  The Company is not subject to regulatory capital requirements imposed by Basel III on bank holding companies because it is deemed to be a small bank holding company.

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

The table on the next page sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2021, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2021, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 11.9% to 27.9%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.5% to 24.4%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” based on information from an internal analysis of our accounts up to a maximum of ten years.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities	$18,752	$28,121	$52,039	$78,427	$140,964	$318,303
Loans receivable(2)	159,903	115,346	169,928	93,013	88,813	627,003
Other interest-earning assets (3)	90,556	249	747	110	—	91,662
Total interest-earning assets	$269,211	$143,716	$222,714	$171,550	$229,777	$1,036,968

Interest-bearing liabilities:
Savings accounts	$2,964	$8,902	$113,092	$10,999	$94,032	$229,989
Checking and money market accounts	7,480	22,428	51,992	29,830	87,510	199,240
Certificate accounts	30,225	77,502	128,247	8,903	—	244,877
Advances from Federal Home Loan Bank	24,197	43,108	164,720	—	—	232,025
Real estate tax escrow accounts	1,698	—	—	—	—	1,698
Total interest-bearing liabilities	$66,564	$151,940	$458,051	$49,732	$181,542	$907,829

Interest-earning assets less interest-bearing liabilities	$202,647	$(8,224)	$(235,337)	$121,818	$48,235	$129,139

Cumulative interest-rate sensitivity gap(4)	$202,647	$194,423	$(40,914)	$80,904	$129,139

Cumulative interest-rate gap as a percentage of total assets at September 30, 2021	16.56%	15.89%	(3.34)%	6.61%	10.56%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2021	404.44%	188.98%	93.95%	111.14%	114.23%
(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)	For purposes of the gap analysis, loans receivable includes non-performing loans, gross of the allowance for loan losses and unamortized discounts and deferred loan fees.
(3)	Includes restricted stock in the FHLB of Pittsburgh and ACBB.
(4)	Interest-rate sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of September 30, 2021 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in
Interest Rates				NPV as % of Portfolio
In Basis Points	Net Portfolio Value			Value of Assets
(Rate Shock)	Amount	$Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$128,307	$(27,968)	(17.90)%	12.51%	(1.84)%
200	$138,035	$(18,240)	(11.67)%	13.20%	(1.15)%
100	$148,006	$(8,269)	(5.29)%	13.86%	(0.49)%
Static	$156,275	$—	—	14.35%	—
(100)	$159,625	$3,350	2.14%	14.47%	0.12%
(200)	$165,437	$9,162	5.86%	14.86%	0.51%
(300)	$184,143	$27,868	17.83%	16.23%	1.88%

At September 30, 2020, the Company’s NPV was $152.4 million or 12.3% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would have been $160.9 million or 13.6% of the market value of assets, an increase of approximately 5.5%. The change in the NPV ratio or Company’s sensitivity measure was a decrease of 111 basis points.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Exposure to Changes in Interest Rates.”

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Prudential Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Prudential Bancorp, Inc. and subsidiaries (the “Company”) as of September 30, 2021 and 2020; the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2021; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL)

Description of the Matter

The Company’s loan portfolio totaled $707.6 million as of September 30, 2021, and the associated ALL was $8.5 million. As discussed in Note 6 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the statement of financial condition date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and procedures, economic conditions, changes in the loan portfolio mix, trends in loan delinquencies and classified loans, loan review quality and board oversight, and concentrations of credit risk for the commercial loan portfolios.

We identified these qualitative adjustments within the ALL as critical audit matters because they involve a high degree of subjectivity. In turn, auditing management’s judgments regarding the qualitative factors applied in the ALL calculation involved a high degree of subjectivity.

How We Addressed the Matter in Our Audit

We gained an understanding of the Company’s process for establishing the ALL, including the qualitative adjustments made to the ALL. We evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative adjustments to the ALL, as well as the reliability of the data utilized to support management’s assessment.

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data, and considered the existence of new or contrary information. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends, which included the evaluation of management’s ability to capture and assess relevant data from both external sources and internal reports on loan customers and the supporting documentation for substantiating revisions to qualitative factors.

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes, to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

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

Cranberry Township, Pennsylvania

December 17, 2021

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2021	2020

	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$2,233	$2,781
Interest-bearing deposits	80,465	114,300

Total cash and cash equivalents	82,698	117,081

Certificates of deposit	1,106	2,102
Investment and mortgage-backed securities available for sale at fair value	305,947	420,364
Investment and mortgage-backed securities held to maturity (fair value—September 30, 2021, $21,161; September 30, 2020, $24,330)	20,074	22,860
Equity securities	22	51
Loans receivable—net of allowance for loan losses (September 30, 2021, $8,517; September 30, 2020, $8,303)	618,206	588,300
Accrued interest receivable	4,326	4,699
Real estate owned	4,109	—
Restricted bank stock—at cost	10,091	12,532
Office properties and equipment—net	6,850	7,129
Bank owned life insurance (BOLI)	33,116	32,498
Deferred income taxes, net	3,021	3,902
Goodwill	6,102	6,102
Core deposit intangible	246	340
Prepaid expenses and other assets	4,554	5,393
TOTAL ASSETS	$1,100,468	$1,223,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest-bearing	$37,409	$30,002
Interest-bearing	674,106	740,947
Total deposits	711,515	770,949
Advances from Federal Home Loan Bank - Short Term	—	25,000
Advances from Federal Home Loan Bank - Long Term	232,025	260,253
Accrued interest payable	2,558	3,374
Advances from borrowers for taxes and insurance	1,698	2,798
Interest rate swap contracts	12,834	20,960
Accounts payable and accrued expenses	9,382	10,902

Total liabilities	970,012	1,094,236

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 10,819,006 issued and 7,769,387 outstanding at September 30, 2021; 10,819,006 issued and 8,138,675 outstanding at September 30, 2020	108	108
Additional paid-in capital	118,424	118,270
Treasury stock, at cost: 3,049,619 shares at September 30, 2021 and 2,680,331 shares at September 30, 2020	(44,351)	(39,207)
Retained earnings	58,450	52,889
Accumulated other comprehensive loss	(2,175)	(2,943)
Total stockholders’ equity	130,456	129,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,100,468	$1,223,353

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2021	2020	2019

	(Dollars in Thousands Except Per Share Amounts)
INTEREST INCOME:
Interest and fees on loans	$25,661	$25,141	$26,737
Interest on mortgage-backed securities	5,445	9,197	9,561
Interest and dividends on investments	6,816	6,942	6,782
Interest on interest-bearing deposits	115	947	960

Total interest income	38,037	42,227	44,040

INTEREST EXPENSE:
Interest on deposits	8,277	10,902	13,160
Interest on advances from FHLB - short term	39	1,056	790
Interest on advances from FHLB - long term	6,482	7,467	5,339

Total interest expense	14,798	19,425	19,289

NET INTEREST INCOME	23,239	22,802	24,751

PROVISION FOR LOAN LOSSES	200	3,025	100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	23,039	19,777	24,651

NON-INTEREST INCOME:
Fees and other service charges	573	540	661
Gain on sale of investment and mortgage-backed securities available for sale	1,644	5,993	1,057
Holding (loss) gain on equity securities	(29)	(44)	58
Gain on sale of loans	110	488	9
Swap income (loss)	384	(56)	158
Earnings from bank owned life insurance	616	656	645
Other	341	526	506

Total non-interest income	3,639	8,103	3,094

NON-INTEREST EXPENSES:
Salaries and employee benefits	10,558	9,562	8,857
Data processing	923	857	789
Professional services	1,634	1,698	1,460
Office occupancy	954	856	968
Depreciation	435	484	619
Director compensation	231	246	255
Federal Deposit Insurance Corporation deposit insurance premiums	860	701	472
Real estate owned expense	10	165	81
Advertising	100	186	279
Core deposit amortization	94	108	123
Other	1,830	1,862	2,162

Total non-interest expenses	17,629	16,725	16,065

INCOME BEFORE INCOME TAXES	9,049	11,155	11,680

INCOME TAXES:
Current	592	2,045	2,338
Deferred expense (benefit)	677	(445)	(188)

Total income tax expense	1,269	1,600	2,150

NET INCOME	$7,780	$9,555	$9,530

BASIC EARNINGS PER SHARE	$0.98	$1.12	$1.09

DILUTED EARNINGS PER SHARE	$0.98	$1.12	$1.07

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30,
	2021	2020	2019

	(Dollars in Thousands)

Net income	$7,780	$9,555	$9,530

Unrealized (loss) holding gain on available-for-sale securities	(4,035)	9,141	21,871

Tax effect	847	(1,920)	(4,593)

Reclassification adjustment for net securities gains realized in net income	(1,644)	(5,993)	(1,057)

Tax effect	345	1,259	222

Unrealized holding gain (loss) on interest rate swaps	6,652	(8,382)	(8,952)

Tax effect	(1,397)	1,760	1,880

Total other comprehensive income (loss)	768	(4,135)	9,371

Total comprehensive income	$8,548	$5,420	$18,901

See notes to consolidated financial statements

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity

	(Dollars in Thousands)
BALANCE, September 30, 2018	$108	$118,345	$(27,744)	$45,854	$(8,154)	$128,409

Net income				9,530		9,530
Other comprehensive income					9,371	9,371
Dividends paid ($0.65 per share)				(5,784)		(5,784)
Purchase of treasury stock (207,543 shares)			(3,648)			(3,648)
Treasury stock used for employee benefit plan (109,634 shares)		(1,154)	1,694			540
Stock option expense		573				573
Restricted share awards expense		620				620
Reclassification for adoption of ASU 2016-01				25	(25)	—

BALANCE, September 30, 2019	108	118,384	(29,698)	49,625	1,192	139,611

Net income				9,555		9,555
Other comprehensive loss					(4,135)	(4,135)
Dividends paid ($0.71 per share)				(6,216)		(6,216)
Purchase of treasury stock (829,388 shares)			(10,534)			(10,534)
Treasury stock used for employee benefit plan (78,616 shares)		(811)	1,025			214
Stock option expense		353				353
Restricted share awards expense		344				344
Reclassification for adoption of ASC Topic 842				(75)		(75)
BALANCE, September 30, 2020	108	118,270	(39,207)	52,889	(2,943)	129,117

Net income				7,780		7,780
Other comprehensive income					768	768
Dividends paid ($0.28 per share)				(2,219)		(2,219)
Purchase of treasury stock (386,883 shares)			(5,391)			(5,391)
Treasury stock used for employee benefit plan (17,595 shares)		(185)	247			62
Stock option expense		169				169
Restricted share awards expense		170				170

BALANCE, September 30, 2021	$108	$118,424	$(44,351)	$58,450	$(2,175)	$130,456

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2021	2020	2019

	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$7,780	$9,555	$9,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	435	484	619
Net amortization/accretion of premiums/discounts and other amortization	(780)	(1,934)	(2,407)
Earnings from BOLI	(616)	(656)	(645)
Provision for loan losses	200	3,025	100
Accretion of deferred loan fees and costs	(299)	(76)	(136)
(Gain) loss on sale of real estate owned	—	(99)	46
Gain on sale of investment and mortgage-backed securities	(1,644)	(5,993)	(1,057)
Write-down of real estate owned	—	125	75
Gain on sale of loans	(110)	(488)	(9)
Proceeds from the sale of loans	6,500	31,774	612
Originations of loans held for sale	(6,390)	(12,192)	(603)
Share-based compensation expense	339	697	1,193
Holding losses (gains) on equity securities	29	45	(58)
Deferred income tax expense (benefit)	677	(445)	(188)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	373	(150)	(724)
Accrued interest payable	(816)	(954)	1,096
Other, net	(628)	(430)	543
Net cash provided by operating activities	5,050	22,288	7,987
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(55,146)	(175,710)	(280,303)
Purchase of investment and mortgage-backed securities held to maturity	(1,737)	(2,500)	(11,849)
Loans originated or acquired	(280,330)	(138,272)	(100,371)
Principal collected on loans	246,802	113,170	118,404
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	4,439	48,216	3,002
Available-for-sale	138,522	138,074	24,091
Redemption (purchase) of certificates of deposit	996	249	(747)
Proceeds from sale of investment and mortgage-backed securities	26,059	142,055	75,639
Proceeds from redemption of FHLB stock	3,461	10,905	5,145
Purchase of FHLB stock	(1,020)	(7,031)	(13,966)
Purchase of BOLI	—	—	(2,500)
Proceeds from sale of real estate owned	—	505	557
Purchases of equipment	(156)	(407)	(386)
Net cash provided by (used in) investing activities	81,890	129,254	(183,284)

PRUDENTIAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended September 30,
	2021	2020	2019
	(Dollars in thousands)
FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, and savings accounts	(34,701)	269,078	11,816
Net decrease in certificates of deposit	(24,727)	(243,573)	(50,501)
Net (decrease) increase in FHLB short-term advances	(25,000)	(65,000)	80,000
Proceeds from FHLB advances - long term	—	—	175,997
Repayment of FHLB advances - long term	(28,185)	(26,650)	(33,575)
(Decrease) increase in advances from borrowers for taxes and insurance	(1,100)	466	249
Cash dividends paid	(2,219)	(6,216)	(5,784)
Purchase treasury stock	(5,391)	(10,534)	(3,108)
Net cash (used in) provided by financing activities	(121,323)	(82,429)	175,094
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,383)	69,113	(203)
CASH AND CASH EQUIVALENTS—Beginning of period	117,081	47,968	48,171

CASH AND CASH EQUIVALENTS—End of period	$82,698	$117,081	$47,968
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid on deposits and advances from FHLB	$15,614	$20,379	$18,531

Income taxes paid	$70	$3,070	$2,409

SUPPLEMENTAL DISCLOSURES OF NONCASH ITEMS:
Loans transferred to other real estate owned	$4,109	$183	$—
Lease adoption:
Right of use lease asset	—	1,415	—
Lease liability	—	1,536	—

See notes to consolidated financial statements.

PRUDENTIAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

1.      NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Prudential Bancorp, Inc. (the “Company”) is a Pennsylvania corporation that was incorporated in June 2013 to be the successor corporation of Prudential Bancorp, Inc. of Pennsylvania (“Old Prudential Bancorp”), the former stock holding company for Prudential Bank (the “Bank”), a Pennsylvania-chartered, FDIC-insured savings bank with ten full service branches in the Philadelphia area. The Bank’s primary federal banking regulator is the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is also regulated by the Pennsylvania Department of Banking and Securities ( the “Department”). The Bank is principally in the business of attracting deposits from its community through its branch offices and investing those deposits, together with funds from borrowings, primarily in loans and investments. The Bank’s sole subsidiary as of September 30, 2021 was PSB Delaware, Inc. (“PSB”), a Delaware-chartered corporation established to hold certain investments. As of September 30, 2021, PSB had total assets of $275.5 million primarily consisting of investment and mortgage-backed securities.

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

Certificates of Deposit—The Bank purchases, on occasion, certificates of deposit issued by FDIC-insured banks in amounts of up to $249,000 and with maturities of between one to five years.

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

Other-than-temporary impairment —Management evaluates debt and equity securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  For all securities that are in an unrealized loss position for an extended period of time and for all securities whose fair value is significantly below amortized cost, management performs an evaluation of the specific events attributable to the market decline of the security. Management considers the length of time and extent to which the security’s fair value has been below cost as well as the general market conditions, industry characteristics, and the fundamental operating results of the issuer to determine if the decline is other-than-temporary. Management also considers as part of the evaluation its intention whether or not to sell the security until its market value has recovered to a level at least equal to the amortized cost. When management determines that a security’s unrealized loss is other-than-temporary, a realized loss is recognized in the period in which the decline in value is determined to be other-than-temporary. The write-down is measured based on the fair value of the security at the time the Company determines the decline in value is other-than-temporary.

Loans Receivable— Lending consists of various loan types including single-family residential mortgage loans, multi-family residential mortgage loans, construction and land development loans, non-residential or commercial real estate mortgage loans, home equity loans and lines of credit, commercial business loans, and consumer loans. Loans are stated at their unpaid principal balances, net of unamortized net fees/costs.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balance adjusted for unearned income, the allowance for loan losses and any unamortized deferred fees or costs.

Loan Origination and Commitment Fees—Management defers loan origination and commitment fees, net of certain direct loan origination costs. The balance of such fees are accreted into income as a yield adjustment over the life of the loan using the level-yield method.

Interest on Loans—Management recognizes interest on loans on the accrual basis. Income recognition is discontinued when a loan becomes 90 days or more delinquent as to interest and/or principal. Any interest previously accrued is deducted from interest income. Such previously accrued interest ultimately collected is credited to income when loans are no longer 90 days or more delinquent.

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

Impaired loans are loans for which it is not probable to collect all amounts due according to the contractual terms of the loan agreements.  Management individually evaluates such loans for impairment and does not aggregate loans by major risk classifications.  Factors considered by management in determining impairment include payment status and collateral value.  The amount of impairment for impaired loans is determined by the difference between the present value of the expected cash flows related to the loans, using the original interest rate, and their recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans.  When foreclosure is probable, impairment is measured based on the then fair value of the collateral.

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

Restricted Bank Stock – Restricted bank stock consists of Federal Home Loan Bank of Pittsburgh (“FHLB”) and Atlantic Community Bankers Bank (“ACBB”) stock and is classified as a restricted equity security because ownership is restricted and there is no established market for its resale, and thus no readily determinable fair value. FHLB and ACBB stock is carried at cost and is evaluated for impairment when certain conditions warrant further consideration.

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

The FHLB of Pittsburgh continues to report net income, continues to declare quarterly cash dividends and had its Aaa bond rating affirmed by Moody’s and its AA+ rating affirmed by Standard and Poor’s, which ratings during 2021 remained unchanged as of September 30, 2021. With consideration given to these factors, management concluded that the stock was not impaired at September 30, 2021 or 2020.

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

Cash Surrender Value of Life Insurance—The Company funds the policy premiums for life insurance covering the lives of certain employees of the Bank. The bank owned life insurance policies (“BOLI”) provide an attractive tax-exempt return to the Company and is being used by the Company to fund various employee benefit plans and arrangements.  The BOLI is recorded at its cash surrender value.

Dividend Payable – Upon declaration of a dividend, a payable is established with a corresponding reduction to retained earnings at the declaration date. There was no dividend payable as of September 30, 2021 or 2020.  The Company paid $2.2 million, $6.2 million, and $5.8 million in cash dividends during the fiscal years ended September 30, 2021, 2020 and 2019, respectively.

Goodwill – Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is recognized as an asset and is to be reviewed for impairment annually as of each September 30 and between annual tests when events and circumstances indicate that impairment may have occurred. The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp, Inc. (“Polonia Bancorp”) on January 1, 2017.

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

Treasury Stock – Common stock held in treasury is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. During the year ended September 30, 2021, the Company repurchased 386,883 shares of common stock at an average price per share of $13.93. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending upon market conditions and other factors over a one-year period or such longer period of time as may be necessary to complete such repurchases.

Comprehensive Income—Management presents in the consolidated statements of comprehensive income those amounts arising from transactions and other events which currently are excluded from the statements of operations and are recorded directly to stockholders’ equity. For the fiscal years ended September 30, 2021, 2020 and 2019, the components of comprehensive income were net income, unrealized holding (loss) gain, net of income tax (benefit) expense, on available for sale securities and reclassifications related to realized gains on sale of securities recognized in earnings, net of tax, and unrealized holdings (loss) gain, net of tax, on the fair value of interest rate swaps.  Reclassifications are made to avoid double counting in comprehensive income items which are displayed as part of net income for the period.

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

Interest Rate Swap Agreement - For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of assets and liabilities. Interest rate swaps are contracts in which a series of interest rate flow is exchanged over a prescribed period.  The notional amount on which the interest payments are based is not exchanged.  These swap agreements are derivative instruments and generally convert a portion of the Company’s variable-rate debt to a fixed-rate (cash flow hedge) and convert a portion of its fixed-rate loans to a variable rate (fair value hedge).

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

Loans Acquired - Loans acquired including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. Loans are evaluated individually to determine if there is evidence of deterioration of credit quality since origination. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining estimated life. Decreases in expected cash flows are recognized immediately as impairment. Any valuation allowances on these impaired loans reflect only losses incurred after acquisition.  Loans acquired with evidence of deterioration of credit quality since origination were not material.

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

Revenue Recognition - Management determined that since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments including interest income and expense along with non interest revenue resulting from non interest security gains, loan servicing, commitment fees and fees from financial guarantees. As a result, no changes were made during the period related to these sources of revenue which cumulatively comprise 91.3% of the total revenue of the Company. The main types of non interest income within the scope of the standard are:

Service charges on deposit accounts consist of account analysis fees (i.e. net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Fees, interchange, and other service charges are primarily comprised of debit card income, ATM fees, cash management income, and other services charges. Debit card income is primarily comprised of interchange fees earned whenever the Company’s debit cards are processed through card payment networks such as Mastercard. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a company ATM. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Reclassification of Comparative Amounts - Certain items previously reported have been reclassified to conform to the current year’s reporting format. Such reclassifications did not affect the consolidated statements of operations or consolidated statements of changes in stockholders’ equity.

Recently Adopted Accounting Pronouncements

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants (SEC Update), to amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU was effective upon issuance and did not have a significant impact on the Company’s financial statements.

In January 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through June 30, 2022. The update has not had a significant impact on the Company’s financial position and/or results of operations.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides optional temporary guidance for entities transitioning away from LIBOR and other interbank offered rates (IBORs) to new reference rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic 848. ASU 2021-01 clarifies that the derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to December 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments in this update do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. The update has not had a significant impact on the Company’s financial position and/or results of operations.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. This Update becomes applicable for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective dates of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update also amends the mandatory effective date for the elimination of Step 2 from the goodwill impairment test under ASU No. 2017-04, Intangibles ‒ Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (Goodwill), to align with the effective date used for credit losses. Furthermore, the ASU provides a one-year deferral of the effective dates of the two ASUs on derivatives and hedging and leases for companies that are not public business entities. The Company qualifies as a smaller reporting company and does not expect to early adopt either of these ASUs.

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

The calculated basic and diluted earnings per share are as follows:

	Year Ended September 30,
	2021		2020		2019

	(Dollars in Thousands Except Per Share Data)
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$7,780	$7,780	$9,555	$9,555	$9,530	$9,530

Weighted average common shares outstanding	7,935,143	7,935,143	8,538,006	8,538,006	8,777,794	8,777,794

Effect of CSEs	—	17,794	—	24,470	—	158,083

Adjusted weighted average common shares used in earnings per share computation	7,935,143	7,952,937	8,538,006	8,562,476	8,777,794	8,935,877

Earnings per share	$0.98	$0.98	$1.12	$1.12	$1.09	$1.07

As of September 30, 2021, 2020, and 2019, there were 267,728, 282,728 and 550,833 shares, respectively, of common stock subject to options with an exercise price less than the then current market value, as of such dates and which were included in the computation of diluted earnings per share. At September 30, 2021, 2020 and 2019, there were 253,530, 288,530 and 242,201 shares, respectively, that had exercise prices greater than the average market value during the period and are considered anti-dilutive and not included in diluted earnings per share.

4.      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive (loss) income by component net of tax:

	Year Ended September 30,
	2021	2021	2021	2020	2020	2020

	(Dollars in Thousands)
			Total			Total
			accumulated			accumulated
	Unrealized gain	Unrealized gain (loss)	other	Unrealized gain	Unrealized loss	other
	(loss) on AFS	on interest rate swaps	comprehensive	(loss) on AFS	on interest rate	comprehensive
	securities (a)	(a)	income (loss)	securities (a)	swaps (a)	income (loss)
Beginning Balance, October 1	$10,585	$(13,528)	$(2,943)	$8,098	$(6,906)	$1,192
Other comprehensive (loss) income before reclassification	(3,188)	5,255	2,067	7,221	(6,622)	599
Amount reclassified from accumulated other comprehensive income	(1,299)	—	(1,299)	(4,734)	—	(4,734)
Ending Balance, September 30	$6,098	$(8,273)	$(2,175)	$10,585	$(13,528)	$(2,943)

	Year Ended September 30,
	2019	2019	2019

	(Dollars in Thousands)
			Total
			accumulated
	Unrealized gain	Unrealized gain (loss)	other
	(loss) on AFS	on interest rate swaps	comprehensive
	securities (a)	(a)	income (loss)
Beginning Balance, October 1	$(8,320)	$166	$(8,154)
Other comprehensive (loss) income before reclassification	17,278	(7,072)	10,206
Amount reclassified from accumulated other comprehensive income	(835)	—	(835)
Reclassification for net gains recorded in net income	(25)	—	(25)
Ending Balance, September 30	$8,098	$(6,906)	$1,192
(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive (loss) income for the years ended September 30, 2021, 2020 and 2019.

	Year Ended September 30,
	2021		2021	2021	2020		2020	2020

	(Dollars in Thousands)
	Securities		Swaps	Total	Securities		Swaps	Total
Unrealized gain	$1,644	(1)	$—	$1,644	$5,993	(1)	$—	$5,993
Income taxes	(345)	(2)	—	(345)	(1,259)	(2)	—	(1,259)
	$1,299		$—	$1,299	$4,734		$—	$4,734

	Year Ended September 30,
	2019		2019	2019

	(Dollars in Thousands)
	Securities		Swaps	Total
Unrealized gain	$1,057	(1)	$—	$1,057
Income taxes	(222)	(2)	—	(222)
	$835		$—	$835
(1)	Recorded as a gain on the sale of investment and mortgage-backed securities available for sale.
(2)	Recorded as income tax expense

5.     INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$3,117	$77	$—	$3,194
State and political subdivisions	70,625	1,793	(159)	72,259
Mortgage-backed securities - U.S. government agencies	131,842	4,267	(756)	135,353
Corporate debt securities	92,645	2,683	(187)	95,141
Total debt securities available for sale	$298,229	$8,820	$(1,102)	$305,947

Securities Held to Maturity:
U.S. government and agency obligations	$1,000	$173	$—	$1,173
State and political subdivisions	14,983	727	—	15,710
Mortgage-backed securities - U.S. government agencies	4,091	211	(24)	4,278
Total securities held to maturity	$20,074	$1,111	$(24)	$21,161

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$22,241	$153	$—	$22,394
State and political subdivisions	79,099	1,940	(1,418)	79,621
Mortgage-backed securities - U.S. government agencies	226,863	9,774	(71)	236,566
Corporate debt securities	78,764	3,564	(545)	81,783
Total debt securities available for sale	$406,967	$15,431	$(2,034)	$420,364

Securities Held to Maturity:
U.S. government and agency obligations	$1,000	$236	$—	$1,236
State and political subdivisions	18,076	925	—	19,001
Mortgage-backed securities - U.S. government agencies	3,784	309	—	4,093
Total securities held to maturity	$22,860	$1,470	$—	$24,330

As of September 30, 2021, the Bank maintained securities with a fair value of $106.8 million in a safekeeping account at the FHLB of Pittsburgh used for collateral and convenience. The Bank is only required to hold $94.2 million as specific collateral for its borrowings; therefore the $12.6 million in excess securities are not restricted and could be sold or transferred if needed.

The following table shows the gross unrealized losses and related fair values of the Company’s available for sale investment securities, aggregated by investment category and the length of time that individual securities had been in a continuous loss position at September 30, 2021:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
State and political subdivisions	$(93)	$14,383	$(66)	$4,417	$(159)	$18,800
Mortgage-backed securities -U.S. government agencies	(487)	18,493	(269)	7,849	(756)	26,342
Corporate debt securities	(187)	24,816	—	—	(187)	24,816

Total securities available for sale	$(767)	$57,692	$(335)	$12,266	$(1,102)	$69,958

Securities Held to Maturity:
Mortgage-backed securities -U.S. government agencies	$(24)	$1,269	$—	$—	$(24)	$1,269

Total securities held to maturity	$(24)	$1,269	$—	$—	$(24)	$1,269

Total	$(791)	$58,961	$(335)	$12,266	$(1,126)	$71,227

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

For the years ended September 30, 2021, 2020 and 2019, the Company determined that no OTTI had occurred within the investment and mortgage-backed securities portfolios.

U.S. Government and agency obligations–The Company’s investments reflected in the tables above in U.S. Government sponsored enterprise obligations consist of debt obligations of the FHLB and Federal Farm Credit System (“FFCS”). These securities are typically rated AAA by at best one of the internationally recognized credit rating services. There were no securities in a gross unrealized loss position at September 30, 2021. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities.

Mortgage-backed securities – U.S. government agencies — At September 30, 2021, the gross unrealized loss in U.S. Government agency issued mortgage-backed securities in the category of experiencing a gross unrealized loss was $780,000 or 0.5% from the Company’s amortized cost basis and consisted of 15 securities. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and are currently rated AAA by at least one bond credit rating agency. The unrealized losses on these debt securities relate principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. The Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2021.

Corporate debt securities — At September 30, 2021, the gross unrealized loss in corporate debt securities in the category of experiencing a gross unrealized loss was $187,000 or 0.2% from the Company’s amortized cost basis and consisted of seven securities. The unrealized losses on these debt securities relates principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2021.

State and political subdivision debt securities — At September 30, 2021, the gross unrealized loss in state and political subdivision debt securities was $159,000 or 0.1% from the Company’s amortized cost basis and consisted of seven securities. The unrealized losses on these debt securities relate principally to the changes in market interest rates in the financial markets and are not as a result of projected shortfall of cash flows. In addition, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities. As such, the Company anticipates it will recover the entire amortized cost basis of the securities. As a result, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2021.

The following table shows the gross unrealized losses and related fair values of the investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2020:

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

The amortized cost and fair value of debt securities by contractual maturity are shown below. Expected maturities as of September 30, 2021 will differ from contractual maturities because of call provisions in the securities. Mortgage-backed securities were not included as the contractual maturity is generally irrelevant due to the borrowers’ right to prepay without pre-payment penalty which results in significant prepayments.

	September 30, 2021
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(Dollars in Thousands)
Due within one year	$1,035	$1,049	$—	$—
Due after one through five years	4,444	4,792	40,137	41,330
Due after five through ten years	6,465	6,730	54,223	55,628
Due after ten years	4,039	4,312	72,027	73,636

Total	$15,983	$16,883	$166,387	$170,594

During the fiscal years ended September 30, 2021, 2020 and 2019, the Company recorded realized gross gains of $1.6 million, $6.1 million and $1.3 million, respectively. The Company recorded gross losses of $-0-, $68,000 and $280,000, respectively, for the same periods. Gross proceeds from the sale of investment and mortgage-backed securities totaled $26.1 million, $142.1 million and $75.6 million, for the respective fiscal years.

The Company recognized holding losses on equity securities of $29,000 for the year ended September 30, 2021 and $44,000 for the year ended September 30, 2020. A holding gain of $58,000 was recognized during the year ended September 30, 2019.

6.      LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30,	September 30,
	2021	2020

	(Dollars in Thousands)
One-to-four family residential	$202,330	$233,872
Multi-family residential	76,122	31,100
Commercial real estate	165,992	139,943
Construction and land development	205,413	260,648
Loans to financial institutions	—	6,000
Commercial business	57,236	12,916
Leases	—	176
Consumer	530	604

Total loans	707,623	685,259

Undisbursed portion of loans-in-process	(80,620)	(86,862)
Deferred loan fees	(280)	(1,794)
Allowance for loan losses	(8,517)	(8,303)

Net loans	$618,206	$588,300

The Company originates loans to customers located primarily in its market area of eastern Pennsylvania, Delaware, New Jersey and southern New York. The ultimate repayment of these loans at September 30, 2021 is dependent, to a certain degree, on the state of the economy and real estate market in these areas.

The following table summarizes the loans individually and collectively evaluated for impairment by loan segment at September 30, 2021:

	One to
	four	Multi-family	Commercial	Construction and	Commercial
	family residential	residential	real estate	land development	business	Consumer	Unallocated	Total

	(Dollars in Thousands)

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,665	1,051	2,220	1,968	799	15	799	8,517
Total ending allowance balance	$1,665	$1,051	$2,220	$1,968	$799	$15	$799	$8,517

Loans:
Individually evaluated for impairment	$3,006	$—	$1,280	$4,093	$—	$—		$8,379
Collectively evaluated for impairment	199,324	76,122	164,712	201,320	57,236	530		699,244
Total loans	$202,330	$76,122	$165,992	$205,413	$57,236	$530		$707,623

The following table summarizes the loans individually and collectively evaluated for impairment by loan segment at September 30, 2020:

	One to					Loans to
	four	Multi-family	Commercial	Construction and	Commercial	financial
	family residential	residential	real estate	land development	business	institutions	Leases	Consumer	Unallocated	Total

	(Dollars in Thousands)

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,877	460	1,989	2,888	194	89	3	6	797	8,303
Total ending allowance balance	$1,877	$460	$1,989	$2,888	$194	$89	$3	$6	$797	$8,303

Loans:
Individually evaluated for impairment	$3,095	$—	$1,417	$8,525	$—	$—	$—	$—		$13,037
Collectively evaluated for impairment	230,777	31,100	138,526	252,123	12,916	6,000	176	604		672,222
Total loans	$233,872	$31,100	$139,943	$260,648	$12,916	$6,000	$176	$604		$685,259

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2021:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans

	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$—	$—	$3,006	$3,006	$3,304
Commercial real estate	—	—	1,280	1,280	1,457
Construction and land development	—	—	4,093	4,093	4,340

Total	$—	$—	$8,379	$8,379	$9,101

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2020:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans

	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$—	$—	$3,095	$3,095	$3,482
Commercial real estate	—	—	1,417	1,417	1,600
Construction and land development	—	—	8,525	8,525	10,906
Total	$—	$—	$13,037	$13,037	$15,988

The following tables present the average investment in impaired loans and related interest income recognized for the periods indicated:

	Year Ended September 30, 2021
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$3,212	$18	$13
Commercial real estate	1,336	—	—
Construction and land development	6,697	—	—
Total impaired loans	$11,245	$18	$13

	Year Ended September 30, 2020
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$3,825	$13	$26
Multi-family residential	56	—	—
Commercial real estate	1,549	—	1
Construction and land development	8,685	—	—
Commercial business	2	—	—
Consumer	24	—	—
Total impaired loans	$14,141	$13	$27

	Year Ended September 30, 2019
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$4,685	$77	$22
Multi-family residential	145	10	—
Commercial real estate	2,139	36	4
Construction and land development	8,751	—	—
Total	$15,720	$123	$26

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

	September 30, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in Thousands)
One-to-four residential	$197,920	$1,404	$3,006	$—	$202,330
Multi-family residential	71,497	4,625	—	—	76,122
Commercial real estate	162,657	2,055	1,280	—	165,992
Construction and land development	201,320	—	4,093	—	205,413
Loans to financial institutions	—	—	—	—	—
Commercial business	57,236	—	—	—	57,236
Total	$690,630	$8,084	$8,379	$—	$707,093

	September 30, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in Thousands)
One-to-four residential	$229,361	$1,416	$3,095	$—	$233,872
Multi-family residential	31,100	—	—	—	31,100
Commercial real estate	128,527	9,999	1,417	—	139,943
Construction and land development	252,123	—	8,525	—	260,648
Loans to financial institutions	6,000	—	—	—	6,000
Commercial business	12,916	—	—	—	12,916
Total	$660,027	$11,415	$13,037	$—	$684,479

The following tables present loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status:

	September 30, 2021
		Non-
	Performing	Performing	Total

	(Dollars in Thousands)
Consumer	$530	$—	$530

	September 30, 2020
		Non-
	Performing	Performing	Total

	(Dollars in Thousands)
Leases	$176	$—	$176
Consumer	604	—	604
Total	$780	$—	$780

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans:

	September 30, 2021
							90 Days+
		30‑89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing

	(Dollars in Thousands)
One-to-four family residential	$199,799	$487	$2,044	$2,531	$202,330	$3,006	$—
Multi-family residential	76,122	—	—	—	76,122	—	—
Commercial real estate	164,712	—	1,280	1,280	165,992	1,280	—
Construction and land development	201,320	—	4,093	4,093	205,413	4,093	—
Commercial business	57,236	—	—	—	57,236	—	—
Consumer	493	37	—	37	530	—	—
Total Loans	$699,682	$524	$7,417	$7,941	$707,623	$8,379	$—

	September 30, 2020
							90 Days+
		30‑89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing

	(Dollars in Thousands)
One-to-four family residential	$231,196	$523	$2,153	$2,676	$233,872	$3,095	$—
Multi-family residential	31,100	—	—	—	31,100	—	—
Commercial real estate	136,225	2,301	1,417	3,718	139,943	1,417	—
Construction and land development	252,123	—	8,525	8,525	260,648	8,525	—
Commercial business	12,916	—	—	—	12,916	—	—
Loans to financial institutions	6,000	—	—	—	6,000	—	—
Leases	176	—	—	—	176	—
Consumer	604	—	—	—	604	—	—
Total Loans	$670,340	$2,824	$12,095	$14,919	$685,259	$13,037	$—

Interest income on non-accrual loans would have increased by approximately $513,000, $748,000, and $786,000, during fiscal years ended September 30, 2021, 2020, and 2019, respectively, if these loans had performed in accordance with their original terms.

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

Commercial real estate loans entail significant additional credit risks compared to one-to-four family residential mortgage loans, as they generally involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related real estate project and/or business of the borrower who is also the primary occupant, and thus may be subject to a greater extent to the effects of adverse conditions in the real estate market and in the economy in general. Commercial business loans typically involve a higher risk of default than residential loans of like duration since their repayment is generally dependent on the successful operation of the borrower’s business and the sufficiency of collateral, if any. Land acquisition, development and construction lending exposes us to greater credit risk than permanent mortgage financing. The repayment of land acquisition, development and construction loans depends upon the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. These events may adversely affect the borrower and the value of the collateral property.

The following tables summarize the primary segments of the allowance for loan losses, segmented into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2021, 2020 and 2019. Activity in the allowance is presented for the years ended September 30, 2021, 2020 and 2019:

	Year Ended September 30, 2021
	One to	Multi-		Construction		Loans to
	four family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at September 30, 2020	$1,877	$460	$1,989	$2,888	$194	$89	$3	$6	$797	$8,303
Charge-offs	—	—	—	(40)	—	—	—	—	—	(40)
Recoveries	5	—	—	—	14	—	—	35	—	54
Provision	(217)	591	231	(880)	591	(89)	(3)	(26)	2	200
ALLL balance at September 30, 2021	$1,665	$1,051	$2,220	$1,968	$799	$—	$—	$15	$799	$8,517

	Year Ended September 30, 2020
	One to	Multi-		Construction		Loans to
	four family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at September 30, 2019	$1,002	$315	$1,257	$2,034	$206	$63	$5	$13	$498	$5,393
Charge-offs	(3)	—	—	—	(15)	—	—	(126)	—	(144)
Recoveries	14	—	—	—	—	—	9	6	—	29
Provision	864	145	732	854	3	26	(11)	113	299	3,025
ALLL balance at September 30, 2020	$1,877	$460	$1,989	$2,888	$194	$89	$3	$6	$797	$8,303

	September 30, 2019
	One to	Multi-		Construction		Loans to
	four family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at September 30, 2018	$1,325	$347	$1,154	$1,554	$187	$64	$18	$17	$501	$5,167
Charge-offs	(7)	—	—	—	—	—	(31)	—	—	(38)
Recoveries	164	—	—	—	—	—	—	—	—	164
Provision	(480)	(32)	103	480	19	(1)	18	(4)	(3)	100
ALLL balance at September 30, 2019	$1,002	$315	$1,257	$2,034	$206	$63	$5	$13	$498	$5,393

The provision credit for the fiscal year ended September 30, 2021 applicable to one to four family residential loans and construction and land development loans was commensurate with the decrease in the applicable portfolio. The increase in provision expense for fiscal year ended September 30, 2020 was primarily applicable to the uncertainties surrounding the COVID-19 pandemic. The increase in provision expense for fiscal year ended September 30, 2019 applicable to the increase in construction and land development was due to the increase in the portfolio, while the provision credit for the one to four family residential loans decreased due to the decrease in the portfolio.

Loans acquired in the merger with Polonia Bancorp were recorded at fair value with no carryover of the related allowance for loan losses. Management measured loan fair values based on loan file reviews, appraised collateral values, expected cash flows, and historical loss factors of Polonia Bank. The fair value of the loans acquired was $160.8 million net of a $4.6 million discount of which $2.1 million of the discount remained as of September 30, 2021. The discount is accreted to interest income over the remaining contractual life of the loans acquired. All loans that had a loan-to-value ratio of greater than 80% were determined to have sufficient collateral to recover the carrying amount. Thus, none of the loans acquired were considered to be purchased credit-impaired loans and any possible loss would be considered immaterial.

Management established a provision for loan losses of $200,000, $3.0 million and $100,000 for the years ended September 30, 2021, 2020 and 2019, respectively. The provision for loan losses was deemed necessary for fiscal 2021 primarily to maintain the allowance at a level sufficient to cover all inherent and probable losses in the current portfolio. Minimal delinquencies have occurred as of September 30, 2021 due to the effects of the COVID-19 pandemic. There were no loan deferments outstanding as of September 30, 2021 and all previously existing COVID-19 deferrals had ended by September 30, 2020. Two participation interests in commercial real estate loans aggregating $10.0 million, or 1.5% of total loans, each entered into a subsequent deferral period during October 2020 and returned to normal payment status upon expiration of the deferral period. These deferments were not considered to be TDRs as of September 30, 2020 as all applicable borrowers were current as of December 31, 2019 and the request for the deferments were related to the current economic conditions caused by the COVID-19 pandemic, and not by underlying weaknesses within the respective loans. The Company believes that the allowance for loan losses at September 30, 2021 was sufficient to cover all inherent and probable losses associated with the loan portfolio at such date. At September 30, 2021, the Company’s non-performing assets totaled $12.5 million or 1.1% of total assets as compared to $13.0 million or 1.1% of total assets at September 30, 2020. Non-performing assets at September 30, 2021 included three construction loans aggregating $4.1 million, 18 one-to-four family residential loans aggregating $3.0 million, two commercial real estate loans aggregating $1.3 million and two construction loans aggregating $4.1 million that were foreclosed during the third quarter of fiscal 2021 and are held as other real estate owned. At September 30, 2021, the Company had two loans totaling $1.1 million that were classified as troubled debt restructurings (“TDRs”). One TDR is on non-accrual and consists of a $390,000 loan secured by a single-family residential property and is performing in accordance with the restructured terms. The remaining TDR is a $705,000 commercial real estate loan classified as non-accrual and is part of a lending relationship totaling $6.0 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship and the two construction loans noted above that became other real estate owned during fiscal 2021). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower. As previously disclosed, subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in June 2017. The Bank has moved the underlying litigation noted above with the borrower and the Bank from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings. As of September 30, 2021, 33 units have been sold in the project resulting in $825,000 being applied against the outstanding debt owed the Bank. Management will continue to monitor and modify the allowance for loan losses as conditions dictate. No assurances can be given that the level of the allowance for loan losses will cover all of the inherent losses on the loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine, in part, the current level of the allowance for loan losses.

There were no TDRs approved in 2021, 2020 or 2019. All of the existing TDRs involved changes in the interest rates on the loans; no debt was forgiven. At September 30, 2021, both of the two then-existing TDR loans were classified as non-performing.

At September 30, 2021, the Company had five one-to-four family residential loans with a carrying amount of $613,000 that are secured by residential real estate property for which foreclosure proceedings are in process according to local jurisdictions.

7.      OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized by major classifications as follows:

	September 30,
	2021	2020

	(Dollars in Thousands)
Land	$1,437	$1,437
Buildings and improvements	7,449	7,449
Furniture and equipment	4,202	4,046

Total	13,088	12,932
Accumulated depreciation	(6,238)	(5,803)

Total office properties and equipment, net of accumulated depreciation	$6,850	$7,129

For the years ended September 30, 2021, 2020 and 2019, depreciation expense amounted to $435,000, $484,000 and $619,000, respectively.

.

8.      DEPOSITS

Deposits consist of the following major classifications:

	September 30,		September 30,
	2021		2020
	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Non-interest-bearing checking accounts	$37,409	5.3%	$30,002	3.9%
Interest-bearing checking accounts	87,752	12.3	135,797	17.6
Money market deposit accounts	111,488	15.7	111,105	14.4
Passbook, club and statement savings	229,989	32.3	224,435	29.1
Certificates maturing in six months or less	143,767	20.2	125,165	16.2
Certificates maturing in more than six months	101,110	14.2	144,445	18.8

Total	$711,515	100.0%	$770,949	100.0%

The amount of scheduled maturities of certificate accounts was as follows:

September 30, 2021
(Dollars in Thousands)
One year or less	$182,719
One through two years	33,547
Two through three years	19,700
Three through four years	6,073
Four through five years	2,838

Total	$244,877

Certificates of deposit of $250,000 or more at September 30, 2021 and 2020 totaled $95.3 million and $76.6 million, respectively. Included in certificates of deposit at September 30, 2021 and 2020 are brokered deposits totaling $91.7 million and $63.4 million, respectively.

Interest expense on deposits was comprised of the following:

	Year Ended September 30,
	2021	2020	2019

	(Dollars in Thousands)
Checking and money market deposit accounts	$3,580	$2,045	$899
Passbook, club and statement savings accounts	10	38	124
Certificate accounts	4,687	8,819	12,137
Total	$8,277	$10,902	$13,160

9.     ADVANCES FROM FEDERAL HOME LOAN BANK – SHORT TERM

The years ended September 30, 2021 and 2020 outstanding balances and related information regarding short-term borrowings from the FHLB of Pittsburgh are summarized follows:

	At or For the Year Ended September 30,
	2021	2020	2019

	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$9,932	$66,735	$31,158
Maximum amount outstanding at any month-end during the period	25,000	115,000	90,000
Balance outstanding at end of period	—	25,000	90,000
Average interest rate during the period	0.39%	1.58%	2.53%
Weighted average interest rate at end of period	—%	0.39%	2.32%

As of September 30, 2020, the $25.0 million borrowing consisted of one 90-day FHLB advance associated with an interest rate swap contract.

The Bank maintains borrowing facilities with the FHLB of Pittsburgh, ACBB and the Federal Reserve Bank of Philadelphia and the terms and interest rates are subject to change on the date of execution of borrowings. Available borrowings are based on collateral with the facility. The Company maintains unsecured borrowing facilities with ACBB and PNC for $12.5 million and $10.0 million, respectively. Neither line has been drawn upon to date.

10.     ADVANCES FROM FEDERAL HOME LOAN BANK – LONG TERM

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by a blanket collateral pledge of loans held by the Bank and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of September 30, 2021 are as follows:

Lomg-term FHLB advances:	Maturity range		Weighted average	Stated interest rate range
Description	from	to	interest rate	from	to	2021	2020

						(Dollars in Thousands)
Fixed Rate - Amortizing	1‑Oct‑20	30‑Sep‑21	2.77%	1.94%	2.83%	—	5,179
Fixed Rate - Amortizing	1‑Oct‑21	30‑Sep‑22	2.96%	1.99%	3.05%	2,227	5,523
Fixed Rate - Amortizing	1‑Oct‑22	30‑Sep‑23	2.89%	1.94%	3.11%	3,551	5,265
Total			2.92%			$5,778	$15,967

Fixed Rate - Advances	1‑Oct‑20	30‑Sep‑21	2.37%	1.42%	2.92%	—	17,996
Fixed Rate - Advances	1‑Oct‑21	30‑Sep‑22	2.31%	1.94%	3.23%	63,250	63,293
Fixed Rate - Advances	1‑Oct‑22	30‑Sep‑23	2.52%	2.00%	3.22%	94,999	94,999
Fixed Rate - Advances	1‑Oct‑23	30‑Sep‑24	2.88%	2.38%	3.20%	67,998	67,998
Total			2.57%			$226,247	$244,286

			2.58%		Total	$232,025	$260,253

		Weighted Average
Maturity in Fiscal	Amount	Coupon Rate

	(Dollars in Thousands)
2022	$65,477	2.33%
2023	98,550	2.54
2024	67,998	2.88
	$232,025	2.58

The Bank maintains a blanket collateral pledge agreement using qualifying loans with the FHLB of Pittsburgh for future borrowing needs. At September 30, 2021, the Bank had the ability to obtain $101.7 million of additional FHLB advances.

11.    INCOME TAXES

The Company files a consolidated federal income tax return. The Company uses the specific charge-off method for computing reserves for bad debts. Generally this method allows the Company to deduct an annual addition to the reserve for bad debts equal to its net charge-offs.

The provision for income taxes for the fiscal years ended September 30, 2021, 2020 and 2019 consists of the following:

	Year Ended September 30,
	2021	2020	2019

	(Dollars in Thousands)
Current:
Federal expense	$564	$1,952	$2,133
State expense	28	93	205
Total current taxes	592	2,045	2,338

Deferred income tax expense (benefit)	677	(445)	(188)
Total income tax provision	$1,269	$1,600	$2,150

Items that gave rise to significant portions of deferred income taxes are as follows:

	September 30,	September 30,
	2021	2020

	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,716	$2,071
Nonaccrual interest	395	561
Accrued vacation	14	16
Capital loss carryforward	4	4
Split dollar life insurance	9	9
Post-retirement benefits	67	72
Realized loss on equity securities	—	3
Unrealized losses on interest rate swaps	2,199	3,596
Deferred compensation	767	781
Goodwill	47	58
Lease liability	256	—
Other	79	48
Employee benefit plans	242	187
Total deferred tax assets	5,795	7,406
Valuation allowance	(4)	(4)
Total deferred tax assets, net of valuation allowance	5,791	7,402

Deferred tax liabilities:
Property	127	137
Right of Use	233	—
Realized gain on equity securities	3	—
Unrealized gains on available for sale securities	1,621	2,813
Purchase accounting adjustments	394	321
Deferred loan fees	392	229
Total deferred tax liabilities	2,770	3,500
Net deferred tax assets	$3,021	$3,902

The Company establishes a valuation allowance for deferred tax assets when management believes that the deferred tax assets are not likely to be realized either through a carry back to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. The valuation allowance totaled $4,000 and $4,000 at September 30, 2021 and 2020, respectively.

The income tax expense differs from that computed at the statutory federal corporate tax rate as follows:

	Year Ended September 30,
	2021		2020		2019
		Percentage		Percentage		Percentage
		of Pretax		of Pretax		of Pretax
	Amount	Income	Amount	Income	Amount	Income (Loss)

	(Dollars in Thousands)
Tax at statutory rate	$1,900	21.0%	$2,343	21.0%	$2,453	21.0%
Adjustments resulting from:
State tax expense	28	0.3	93	0.8	162	1.3
Tax exempt interest income	(553)	(6.1)	(537)	(4.8)	(313)	(2.7)
Capital gain from sale of securities	—	—	(117)	(1.0)	—	—
Earnings from bank owned life insurance	(130)	(1.4)	(138)	(1.2)	(135)	(1.1)
Employee benefit plans	24	0.2	(27)	(0.3)	(27)	(0.2)
Other	—	—	(17)	(0.2)	10	0.1

Income tax expense	$1,269	14.0%	$1,600	14.3%	$2,150	18.4%

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined) and risk-weighted assets (as defined), Tier 1 common capital (as defined) to risk-weighted assets  and total capital (as defined) to risk-weighted assets. Management believes, as of September 30, 2021 and 2020, that the Bank met all regulatory capital adequacy requirements to which it is subject.

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

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:

					To Be
					Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
September 30, 2021:
Tier 1 capital (to average assets)
Company	$126,281	11.48%	N/A	N/A	N/A	N/A
Bank	123,840	11.30	$43,855	4.0%	$54,819	5.0%
Tier 1 Common (to risk-weighted assets)
Company	126,281	16.70	N/A	N/A	N/A	N/A
Bank	123,840	16.37	34,033	4.5	49,159	6.5
Tier 1 capital (to risk-weighted assets)
Company	126,281	16.70	N/A	N/A	N/A	N/A
Bank	123,840	16.37	45,377	6.0	60,503	8.0
Total capital (to risk-weighted assets)
Company	135,167	17.87	N/A	N/A	N/A	N/A
Bank	132,726	17.55	60,503	8.0	75,629	10.0

September 30, 2020:
Tier 1 capital (to average assets)
Company	$125,618	10.34%	N/A	N/A	N/A	N/A
Bank	123,185	10.51	$46,867	4.0%	$58,584	5.0%
Tier 1 Common (to risk-weighted assets)
Company	125,618	17.21	N/A	N/A	N/A	N/A
Bank	123,185	16.88	32,841	4.5	47,437	6.5
Tier 1 capital (to risk-weighted assets)
Company	125,618	17.21	N/A	N/A	N/A	N/A
Bank	123,185	16.88	43,788	6.0	58,384	8.0
Total capital (to risk-weighted assets)
Company	134,389	18.41	N/A	N/A	N/A	N/A
Bank	131,956	18.08	58,384	8.0	72,980	10.0

13.     EMPLOYEE BENEFITS

The Bank is a member of a multi-employer (under the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986) defined benefit pension plan covering all employees meeting certain eligibility requirements. The Bank’s policy is to fund pension costs accrued. The expense relating to this plan for the years ended September 30, 2021, 2020 and 2019 was $780,000, $743,000 and $632,000, respectively. There are no collective bargaining agreements in place that require contributions to the plan. Additional information regarding the plan as of September 30, 2021 is noted below:

Pentegra Defined Benefit Plan for
Legal Name of Plan	Financial Institutions
Plan Employer Identification Number	13-5645888
The Company's Contribution for the year ended September 30, 2021	$780,000
Are Company's Contributions more than 5% of total contributions?	No
Funded Status	96.49%

The Pentegra Defined Benefits Plan for Financial Institutions is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets of the Plan stand behind all of the liabilities of the Plan. Accordingly, under the Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. In November 2017, participation in the plan by Bank employees was frozen in an effort to reduce expenses on a going forward basis.

The Bank also has a defined contribution plan for employees meeting certain eligibility requirements. The defined contribution plan may be terminated at any time at the discretion of the Bank. There were expenses relating to this plan for the fiscal years ended September 30, 2021, 2020 and 2019 of $254,000, $231,000 and $126,000, respectively.

The Company maintains the 2008 Recognition and Retention Plan (“2008 RRP”) which is administered by a committee of the Board of Directors of the Company. The RRP provides for the grant of shares of common stock of the Company to officers, employees and directors of the Company. Grants can no longer be made pursuant to the 2008 RRP even if previously awarded grants are forfeited. During February 2015, shareholders approved the 2014 Stock Incentive Plan (the “2014 SIP”). As part of the 2014 SIP, a maximum of 285,655 shares of common stock can be awarded as restricted stock awards or units, of which 233,500 shares were awarded during February 2015. In March 2019, the Company granted 8,209 shares under the 2008 RRP and 18,291 shares under the 2014 SIP. There were no shares awarded during 2020 and 2021. Shares subject to awards under either plan generally vest at the rate of 20% per year over five years.

A summary of the Company’s non-vested stock award activity for the year ended September 30, 2021 is presented in the following table:

	Year Ended
	September 30, 2021
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested stock awards at October 1, 2020	23,056	$17.78
Granted	—	—
Forfeited	—	—
Vested	(11,085)	17.30
Non-vested stock awards at September 30, 2021	11,971	$18.24

The Company maintains the 2008 Stock Option Plan (the “Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. A total of 533,808 (on a converted basis) shares of common stock were approved for future issuance pursuant to the Option Plan. As of September 30, 2019, all of the options had been awarded under the Option Plan and no grants can be made in the future by the Option Plan even if previously awarded grants are forfeited. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. In July 2019, the Company granted 39,702 shares under the 2014 SIP. In September 2020, the Company granted 12,500 shares under the 2014 SIP. In June 2021, the Company granted 4,500 shares under the 2014 SIP.

A summary of the status of the Company’s stock options under the Option Plan and the 2014 SIP as of September 30, 2021 and changes during the year ended September 30, 2021 are presented below:

	Year Ended
	September 30, 2021
	Number of	Weighted Average
	Shares	Exercise Price
Options outstanding at October 1, 2020	571,258	$14.58
Granted	4,500	13.86
Exercised	(15,000)	12.23
Forfeited	(39,500)	18.42
Outstanding at September 30, 2021	521,258	$14.23
Exercisable at September 30, 2021	418,471	$13.74

The weighted average remaining contractual term of the outstanding options was approximately 5.1 years for options outstanding as of September 30, 2021.

The estimated fair value of options granted during fiscal 2019 was $3.38 per share, $2.31 for options granted in fiscal 2020 and $3.91 for options granted in fiscal 2021. The fair value for grants made in fiscal 2019 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $18.16, term of seven years, volatility rate of 17.76%, interest rate of 1.87% and a yield rate of 1.10%. The fair value for grants made in fiscal 2020 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $10.00, term of seven years, volatility rate of 33.22%, interest rate of 0.41% and a yield rate of 2.80%. The fair value for grants made in fiscal 2021 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $13.86, term of seven years, volatility rate of 34.46%, interest rate of 1.19% and a yield rate of 2.02%.

During the year ended September 30, 2021, $169,000 was recognized in aggregate compensation expense for the Option Plan and the 2014 SIP. During the year ended September 30, 2020, $353,000 was recognized in aggregate compensation expense for the Option Plan and the 2014 SIP. During the year ended September 30, 2019, $573,000 was recognized in aggregate compensation expense for the Option Plan and the 2014 SIP. At September 30, 2021, approximately $271,000 of additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 2.0 years.

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

The Company has contracted with a third party to participate in interest rate swap contracts. There are thirteen additional cash flow hedges tied to wholesale funding at September 30, 2021. These interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. During the fiscal year ended September 30, 2021, $5,000 of income was recognized as ineffectiveness through earnings, while $4,000 of expense was recognized as ineffectiveness through earnings during fiscal 2020. $12,000 of income was recognized as ineffectiveness through earnings during fiscal 2019. There were nine interest rate swaps designated as fair value hedges involving the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements that were applicable to four loans and seven investment securities as of September 30, 2021 and there were nine interest rate swaps designated as fair value hedges involving the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements that were applicable to three loans and seven investment securities three loans and seven investments at September 30, 2020. The fair value of the swaps is recorded in the other liabilities section of the Consolidated Statements of Financial Condition.

Below is a summary of the interest rate swap agreements and the terms as of September 30, 2021 and 2020.

2021
Hedged	Notional	Pay Rate		Receive	Maturity Date		Unrealized
Item	Amount	from	to	Rate	from	to	Loss
(Dollars in thousands)
State and political subdivisions	$21,570	3.06%	3.07%	3 Mth Libor	1-Feb-27	1-May-28	$(2,365)
Commercial loans	23,656	4.10%	5.74%	1 Mth Libor +225 to 276 bp	13-Jun-25	1-Aug-26	—
30 day wholesale funding	90,000	1.36%	2.70%	1 Mth Libor	15-Feb-24	12-Jun-26	(3,495)
90 day wholesale funding	135,000	2.51%	2.78%	3 Mth Libor	11-Jan-24	27-Mar-24	(6,974)

							$(12,834)

2020
Hedged	Notional	Pay Rate		Receive	Maturity Date		Unrealized
Item	Amount	from	to	Rate	from	to	Loss
(Dollars in thousands)
State and political subdivisions	$21,570	3.06%	3.07%	3 Mth Libor	1-Feb-27	1-May-28	$(3,834)
Commercial loans	23,656	4.10%	5.74%	1 Mth Libor +225 to 276 bp	13-Jun-25	1-Aug-26	—
30 day wholesale funding	90,000	1.36%	2.70%	1 Mth Libor	15-Feb-24	12-Jun-26	(6,157)
90 day wholesale funding	135,000	2.51%	2.78%	3 Mth Libor	11-Jan-24	27-Mar-24	(10,969)

							$(20,960)

15.     COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2021, the Company had $34.9 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 2.99% to 5.00%. At September 30, 2020, the Company had $29.9 million in outstanding commitments to originate fixed and variable-rate loans with market interest rates ranging from 3.25% to 4.75%. The aggregate undisbursed portion of loans-in-process amounted to $80.6 million and $86.9 million, respectively, at September 30, 2021 and 2020.

The Company also had commitments under unused lines of credit of $68.1 million as of September 30, 2021 and $40.1 million as of September 30, 2020 and letters of credit outstanding of $1.2 million as of September 30, 2021 and $1.1 million as of September 30, 2020.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At September 30, 2021, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $600,000. This exposure is for the life of the related loans and payables, on the Company’s proportionate share, as actual losses are incurred.

The Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, does not believe that such proceedings will have a material adverse effect on the financial condition or operations of the Company. However, there can be no assurance that any of the outstanding legal proceedings to which the Company is party will not be decided adversely to the Company’s interest and have a material adverse effect on the financial condition and results of operations of the Company.

16.    FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2021 and 2020, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets as of September 30, 2021 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$—	$3,194	$—	$3,194
State and political subdivisions	—	72,259	—	72,259
Mortgage-backed securities - U.S. Government agencies	—	135,353	—	135,353
Corporate bonds	—	95,141	—	95,141
Equity security - FHLMC preferred stock	22	—	—	22
Total	$22	$305,947	$—	$305,969

Liabilities:
Interest rate swap contracts	$—	$12,834	$—	$12,834
Total	$—	$12,834	$—	$12,834

Those assets as of September 30, 2020 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$—	$22,394	$—	$22,394
State and political subdivisions	—	79,621	—	79,621
Mortgage-backed securities - U.S. Government agencies	—	236,566	—	236,566
Corporate bonds	—	81,783	—	81,783
Equity security - FHLMC preferred stock	51	—	—	51
Total	$51	$420,364	$—	$420,415

Liabilities:
Interest rate swap contracts	$—	$20,960	$—	$20,960
Total	$—	$20,960	$—	$20,960

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

Investments and Mortgage-Backed Securities

The fair value of investment and mortgage-backed securities is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services.

Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparable included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement of these assets has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. The collateral underlying these loans had a fair value of $8.4 million and $13.0 million at September 30, 2021 and 2020, respectively.

Real Estate Owned

Once an asset is determined to be uncollectible, the underlying collateral is generally repossessed and reclassified to foreclosed real estate and repossessed assets. These repossessed assets are carried at the lower of cost or fair value of the collateral, based on independent appraisals, less cost to sell and would be categorized as Level 3 measurement. In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, the age of the comparables included in the appraisal, and known changes in the market and in the collateral. Thus the evaluations are based upon unobservable inputs, and therefore, the fair value measurement of these assets has been categorized as a Level 3 measurement.

Summary of Non-Recurring Fair Value Measurements	At September 30, 2021
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$4,109	$4,109
Total	$—	$—	$4,109	$4,109

The following table provides information describing the valuation process used to determine nonrecurring fair value measurements categorized within level 3 of the fair value hierarchy:

	At September 30, 2021
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Other real estate owned	$4,109	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	2% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs, which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at September 30, 2021 and September 30, 2020.

			Fair Value Measurements at
	Carrying	Fair	September 30, 2021
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in Thousands)
Assets:
Investment and mortgage-backed securities held to maturity	$20,074	$21,161	$—	$21,161	$—
Loans receivable, net	618,206	620,017	—	—	620,017

Liabilities:
Certificates of deposit	244,877	252,510	—	—	252,510
Advances from FHLB -long-term	232,025	239,301	—	—	239,301

			Fair Value Measurements at
	Carrying	Fair	September 30, 2020
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in Thousands)
Assets:
Investment and mortgage-backed securities held to maturity	$22,860	$24,330	$—	$24,330	$—
Loans receivable, net	588,300	593,768	—	—	593,768

Liabilities:
Certificates of deposit	269,610	278,224	—	—	278,224
Advances from FHLB -long-term	260,253	274,172	—	—	274,172

17.     GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp completed  as of January 1, 2017.

	Balance			Balance
	October 1,	Additions/		September 30,	Amortization
	2020	Adjustments	Amortization	2021	Period

			(Dollars in Thousands)
Goodwill	$6,102	$—	$—	$6,102
Core deposit intangible	340	—	(94)	246	10 years
	$6,442	$—	$(94)	$6,348

As of September 30, 2021, the future fiscal periods amortization expense for the core deposit intangible is:

(Dollars In Thousands)

2022	$78
2023	64
2024	49
2025	34
2026	18
Thereafter	3
$246

18.     LEASES

Operating leases in which the Company is the lessee are recorded as operating lease Right of Use ("ROU") assets and operating lease liabilities, included in other assets and other liabilities, respectively, on the Consolidated Statements of Financial Condition. The Company does not currently have any finance leases. Operating lease ROU assets represent the right to use an underlying asset during the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities were recognized as of the date of adoption of ASU 2017-02 based on the present value of the remaining lease payments using a discount rate that represented the then Company's incremental borrowing rate at the date of initial application.

Operating lease expense, which is comprised of amortization of the ROU assets and the implicit interest accreted on the operating lease liability, is recognized on a straight line basis over the remaining lease term of the operating lease, and is recorded in office occupancy expense in the Consolidated Statements of Operations. The leases relate to Bank branches with remaining lease terms of generally five to nine years.

Lease expense was $239,000, $236,000 and $304,000 for the years ended September 30, 2021, 2020 and 2019, respectively. The Company has executed certain lease commitments and is, as a result, obligated to pay the following amounts: $246,000 for fiscal year 2022, $249,000 for fiscal year 2023, $252,000 for fiscal year 2024, $266,000 for fiscal 2025, $169,000 for fiscal 2026 and $309,000 thereafter

As of September 30, 2021, operating lease ROU assets were $1.1 million and operating lease liabilities were $1.2 million.

The following table summarizes other information related to our operating leases:

September 30, 2021
Weighted-average remaining lease term - operating leases in years	6.25
Weighted-average discount rate - operating leases	2.0%

The following table presents aggregate lease maturities and obligations as of September 30, 2021:

(Dollars in Thousands)

2022	$213
2023	216
2024	220
2025	231
2026	126
2027 and thereafter	291
Total lease payments	1,297
Less: interest	77
Present value of lease liabilities	$1,220

19.     PRUDENTIAL BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENT OF FINANCIAL CONDITION

September 30,

	2021	2020

	(Dollars in Thousands)
Assets:
Cash	$854	$955
Investment in Bank	128,014	126,684
Other assets	1,588	1,478
Total assets	$130,456	$129,117

Stockholders' equity:
Preferred stock	$—	$—
Common stock	108	108
Additional paid-in-capital	118,424	118,270
Treasury stock	(44,351)	(39,207)
Retained earnings	58,450	52,889
Accumulated other comprehensive loss	(2,175)	(2,943)

Total stockholders' equity	$130,456	$129,117

STATEMENT OF OPERATIONS

For the year ended September 30,

	2021	2020	2019

	(Dollars in Thousands)

Equity in the earnings of the Bank	$8,221	$9,959	$9,954
Total income	8,221	9,959	9,954

Professional services	180	168	168
Other expense	378	344	369

Total expense	558	512	537

Income before income taxes	7,663	9,447	9,417

Income tax benefit	(117)	(108)	(113)

Net income	$7,780	$9,555	$9,530

CASH FLOWS

For the year ended September 30,

	2021	2020	2019

	(Dollars in Thousands)
Operating activities:
Net income	$7,780	$9,555	$9,530
Other, net	(50)	52	(115)
Equity in the undistributed earnings of the Bank	(8,221)	(9,959)	(9,954)
Net cash used in operating activities	(491)	(352)	(539)

Financing activities:
Purchase of treasury stock	(5,391)	(10,481)	(3,108)
Cash dividends paid	(2,219)	(6,216)	(5,784)
Dividends from the Bank	8,000	17,000	5,000
Net cash provided by (used in) financing activities	390	303	(3,892)

Net decrease in cash and cash equivalents	(101)	(49)	(4,431)

Cash and cash equivalents, beginning of year	955	1,004	5,435

Cash and cash equivalents, end of year	$854	$955	$1,004

20.     CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for the years ended September 30, 2021, 2020, and 2019 is as follows:

	September 30, 2021				September 30, 2020
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr

	(Dollars in Thousands, Except Per Share Data)

Interest income	$9,689	$9,464	$9,339	$9,544	$11,827	$11,010	$9,791	$9,599
Interest expense	4,006	3,740	3,566	3,486	5,484	5,222	4,486	4,233
Net interest income	5,683	5,724	5,773	6,058	6,343	5,788	5,305	5,366
Provision for loan losses	—	—	—	200	125	500	750	1,650
Net interest income after provision for loan losses	5,683	5,724	5,773	5,858	6,218	5,288	4,555	3,716
Non-interest income	537	575	1,395	1,132	832	2,668	3,762	841
Non-interest expense	4,097	4,350	4,543	4,638	4,021	4,460	3,996	4,248
Income before income tax expense (benefit)	2,123	1,949	2,625	2,352	3,029	3,496	4,321	309
Income tax expense (benefit)	286	235	387	361	566	572	701	(239)
Net income	$1,837	$1,714	$2,238	$1,991	$2,463	$2,924	$3,620	$548

Per share:
Earnings per share - basic	$0.23	$0.22	$0.28	$0.25	$0.28	$0.33	$0.44	$0.07
Earnings per share - diluted	$0.23	$0.22	$0.28	$0.25	$0.28	$0.32	$0.44	$0.07
Dividends per share	$0.07	$0.07	$0.07	$0.07	$0.07	$0.50	$0.07	$0.07

	September 30, 2019
	1st	2nd	3rd	4th
	Qtr	Qtr	Qtr	Qtr

	(Dollars in Thousands, Except Per Share Data)

Interest income	$10,002	$11,134	$11,273	$11,631
Interest expense	3,986	4,811	5,058	5,434
Net interest income	6,016	6,323	6,215	6,197
Provision for loan losses	—	—	—	100
Net interest income after provision for loan losses	6,016	6,323	6,215	6,097
Non-interest income	380	542	1,187	985
Non-interest expense	4,033	4,146	4,190	3,696
Income before income tax expense	2,363	2,719	3,212	3,386
Income tax expense	389	380	582	799
Net income	$1,974	$2,339	$2,630	$2,587

Per share:
Earnings per share - basic	$0.22	$0.27	$0.30	$0.30
Earnings per share - diluted	$0.22	$0.26	$0.29	$0.29
Dividends per share	$0.05	$0.05	$0.50	$0.05

Due to rounding, the sum of the earnings per share in individual quarters may differ from reported amounts.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

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

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the criteria in Internal Control-Integrated Framework, management concluded that internal control over financial reporting was effective as of September 30, 2021. Furthermore, during the conduct of its assessment, management identified no material weakness in its financial reporting control system.

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
Chief Financial Officer and Treasurer

Changes in Internal Controls over Financial Reporting. No change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders currently expected to be held in February 2022, is expected to be filed with the Securities and Exchange Commission within 120 days of September 30, 2021 ("Definitive Proxy Statement").

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

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11. Executive Compensation

The information required herein is incorporated by reference from the sections captioned "Management Compensation", “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers – Director’s Compensation” and "Compensation Committee Interlocks and Insider Participation" in the Company’s Definitive Proxy Statement.

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

Equity Compensation Plan Information. The following table provides information as of September 30, 2021 with respect to shares of common stock that may be issued under the existing equity compensation plans, which consist of the 2008 Stock Option Plan, the 2008 Recognition and Retention Plan and the 2014 Stock Incentive Plan, all of which were approved by the Company’s shareholders. The share amounts set forth below with respect to the 2008 Stock Option Plan and the 2008 Recognition and Retention Plan have been adjusted for the exchange of shares in connection with the second-step conversion completed on October 9, 2013, at an exchange ratio of 0.9442 of a share of Company common stock for each share of Old Prudential Bancorp common stock held by other than Prudential Mutual Holding Company. Grants may no longer be made pursuant to the 2008 Stock Option Plan and the 2008 Recognition and Retention Plan.

Number of
securities remaining
	Number of				available for
	securities to be		Weighted-		future issuance
	issued upon		average		under equity
	exercise of		exercise price of		compensation
	outstanding		outstanding		plans (excluding
	options,		options,		securities
	warrants		warrants and		reflected in
	and rights		rights		column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	533,229	(1)	$14.32	(1)	515,827
Equity compensation plans not approved by security holders	—		—		—
Total	533,229		$14.32		515,827

(1)	Includes 23,056 shares subject to restricted stock grants which were not vested as of September 30, 2021. The weighted average exercise price excludes such restricted stock grants.
(2)	Grants can only be made pursuant to the 2014 Stock Incentive Plan.

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

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

Consolidated Statements of Financial Condition
Consolidated Statements of Operations
Consolidated Statement of Comprehensive Income (Loss)
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.
(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1	Articles of Incorporation of Prudential Bancorp, Inc. (1)
3.2	Bylaws of Prudential Bancorp, Inc. (2)
4.0	Form of Stock Certificate of Prudential Bancorp, Inc. (1)
4.1	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (3)
10.1	Amended and Restated Post Retirement Agreement between Prudential Savings Bank and Joseph W. Packer, Jr. (4)*
10.2	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. and Diane B. Packer(4)*
10.3	Amended and Restated Split-Dollar Collateral Assignment with Joseph W. Packer, Jr. (4)*
10.4	Amendment No. 1 to Split-Dollar Agreement between the Bank and Joseph W. Packer, Jr. (4)*
10.5

Settlement Agreement, dated November 7, 2008, by and among Prudential Mutual Holding Company, Prudential Bancorp, Inc. of Pennsylvania, Prudential Savings Bank, Stilwell Value Partners, I, L.P., Stilwell Partners L.P., Stilwell Value LLC, Joseph Stilwell and John Stilwell (5)

10.6	Prudential Bancorp, Inc. of Pennsylvania 2008 Stock Option Plan (6)*
10.7	Prudential Bancorp, Inc. of Pennsylvania 2008 Recognition and Retention Plan and Trust Agreement (6)*
10.8	Amendment No.2 to Split-Dollar Agreement between the Bank and Joseph W. Packer, Jr.*(7)
10.9	Endorsement Split Dollar Insurance Agreement dated June 1, 2017 between Jack Rothkopf and Prudential Savings Bank (8)*
10.10	2014 Stock Incentive Plan(9)*
10.11	Severance Agreement between Prudential Savings Bank and Jack E. Rothkopf (10)*
10.12	Separation Agreement between Prudential Bancorp, Inc., Prudential Savings Bank and Joseph R. Corrato (11)*
10.13	Amended and Restated Employment Agreement between Prudential Bancorp, Inc., Prudential Savings Bank and Dennis Pollack (12)*
10.14	Retirement agreement between Prudential Bancorp, Inc., Prudential Savings Bank and Thomas A. Vento (13)*
10.15	Amendment No. 1 to the Amended and Restated Employment Agreement between Prudential Bancorp, Inc., Prudential Bank and Dennis Pollack (14)*
10.16	Employment Agreement between Prudential Bancorp, Inc., Prudential Savings Bank and Anthony V. Migliorino (12)*

Exhibit No.	Description
10.17	Amendment No. 1 to the Employment Agreement between Prudential Bancorp, Inc., Prudential Bank and Anthony V. Migliorino (14)*
10.18	Split Dollar Endorsement Agreement dated June 1, 2017 between Dennis Pollack and Prudential Bank (8)*
10.19	Split Dollar Endorsement Agreement dated June 1, 2017 between Anthony V. Migliorino and Prudential Bank (8)*
10.20	Amendment No. 2 to the Employment Agreement between Prudential Bancorp, Inc., Prudential Bank and Anthony V. Migliorino (15)*
10.21	Severance Agreement between Prudential Savings Bank and Matthew Graham (16)*
10.22	Split Dollar Endorsement Agreement dated May 1, 2019 between Matthew Graham and Prudential Bank * (filed herewith)
23.1	Consent of S.R. Snodgrass, P.C. is filed herewith.
31.1	Section 1350 Certification of the Chief Executive Officer
31.2	Section 1350 Certification of the Chief Financial Officer
32.0	Section 906 Certification
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) hereof.
(1)	Incorporated by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-189321) filed with the SEC on June 14, 2013.
(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q of Prudential Bancorp, Inc. for the quarter ended March 31, 2020 filed with the SEC on May 11, 2020 (SEC File No. 000-51214).
(3)	Incoporated by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2020 filed with the SEC on December 18, 2020 (SEC File No. 006-55084).
(4)	Incorporated by reference from the Current Report on Form 8-K, of Prudential Bancorp, Inc. of Pennsylvania dated November 19, 2008 and filed with the SEC on November 25, 2008 (SEC File No. 000-51214).
(5)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania, dated November 7, 2008 and filed with the SEC on November 7, 2008 (SEC File No. 000-51214).
(6)	Incorporated by reference from Appendices A (2008 Stock Option Plan) and B (2008 Recognition and Retention Plan and Trust Agreement”) of the definitive proxy statement of Prudential Bancorp, Inc. of Pennsylvania (SEC File No. 000-51214) filed with the SEC on November 26, 2008.
(7)	Incorporated by reference from the Annual Report on Form 10-K of Prudential Bancorp, Inc. of Pennsylvania for the year ended September 30, 2012 filed with the SEC on December 21, 2012 (SEC File No. 000-51214)

(8)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. of Pennsylvania dated June 1, 2017 and filed with the SEC on June 1, 2017 (SEC File No. 000-51214).
(9)	Incorporated by reference from Appendix A of the definitive proxy statement of Prudential Bancorp, Inc. filed with the SEC on December 30, 2014 (SEC File No. 000-55084).
(10)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated December 28, 2015 and filed with the SEC on December 28, 2015 (SEC File No. 000-55084).
(11)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated May 3, 2017 and filed with the SEC on May 3, 2016 (SEC File No. 000-55084).
(12)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated December 19, 2017 and filed with the SEC on December 22, 2016 (SEC File No. 000-55084).
(13)	Incorporated by reference from the Quarterly Report on Form 10-K of Prudential Bancorp, Inc. for the quarter ended December 31, 2015 filed with the SEC on February 9, 2016 (SEC File No. 000-55084).
(14)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated November 17, 2018 and filed with the SEC on November 22, 2017 (SEC File No. 000-55084).
(15)	Incorporated by reference from the Current Report on Form 8-K of Prudential Bancorp, Inc. dated August 15, 2019 and filed with the SEC on August 15, 2018 (SEC File No. 000-55084).
(16)	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 16, 2021 (SEC File No. 000-55084).
(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential Bancorp, Inc.

December 17, 2021	By:	/S/ Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bruce E. Miller	December 17, 2021
Bruce E. Miller
Chairman of the Board

/s/ A. J. Fanelli	December 17, 2021
A. J. Fanelli
Director

/s/ John C. Hosier	December 17, 2021
John C. Hosier
Director

/s/ Raymond J. Vanaria	December 17, 2021
Raymond J. Vanaria
Director

/s/ Dennis Pollack	December 17, 2021
Dennis Pollack
Director, President and Chief Executive President

/s/ Jack E. Rothkopf	December 17, 2021
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer, Treasurer
Chief Accounting Officer