Form 10-K/A
period 2021-09-30
PRUDENTIAL BANCORP, INC.
filed 2022-01-28
CIK 1578776

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ⌧ NO ◻

Indicate by checkmark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (▪232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     YES ⌧ NO ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Prudential Bancorp, Inc. (the “Company”, “Prudential Bancorp”, “we,” “our” or “us”) for the fiscal year ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on December 17, 2021 (the “2021 Annual Report or “Original Report”), is being filed to include in the 2021 Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K.

In addition to amending Items 10 through 14 of Part III to provide the information previously omitted in reliance on General Instruction G(3) to Form 10-K, which was anticipated to be incorporated by reference from the Company’s definitive proxy statement, this Amendment No. 1 amends the cover page to remove the statement that information is being incorporated by reference from our definitive proxy statement.

The Company will not file a definitive proxy statement within 120 days of September 30, 2021.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Items 10 through 14 of Part III of the 2021 Annual Report are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15, the Company is including Item 15 of Part IV with this Amendment No. 1, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

This Amendment No. 1 does not affect any other portion of the 2021 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event after December 17, 2021, the filing date of the 2021 Annual Report.

Prudential Bancorp, Inc. and Subsidiaries

FORM 10-K INDEX

For the Fiscal Year Ended September 30, 2021

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Articles of Incorporation provide that the Board of Directors shall be divided into three classes as nearly equal in number as possible. The directors are elected by our shareholders for staggered terms and until their successors are elected and qualified. Generally, one class is elected annually. No director is related to any other director or executive officer by blood, marriage or adoption. There are no arrangements or understandings between any director and any other person pursuant to which such director has selected to serve as a director.

The following tables present information concerning directors. Ages are reflected as of September 30, 2021.

Directors for Whose Term Expires in 2022

Name	Age and Position with Prudential Bancorp and Principal Occupation During the Past Five Years	Director Since
A. J. Fanelli	Director. Self-employed owner of a public accounting practice, Philadelphia, Pennsylvania. Mr. Fanelli brings substantial accounting knowledge to the Board of Directors as Chairman of the Audit Committee. Age 84.	2005
Raymond J. Vanaria

Director. Member of the certified public accounting firm, Malesardi, Quackenbush, Swift & Company LLC, a firm he joined in 1983. Director of MSB Financial Corp., Millington, New Jersey, and its wholly owned subsidiary, Millington Bank, from January 2016 until July 2020. Director of ConnectOne Bancorp, Inc., Englewood Cliffs, New Jersey, and its wholly owned subsidiary, ConnectOne Bank, from July 2014 until January 2016. Prior to the merger of Center Bancorp, Inc. with ConnectOne Bancorp, Inc. in July 2014, served as Director of Center Bancorp, Inc., Union, New Jersey, and its wholly owned subsidiary, Union Center National Bank, commencing in 2007. Age 63.

Mr. Vanaria brings substantial accounting knowledge to the Board as well as his extensive experience as a director of community banking organizations.

		2020

Director Whose Term Expires in 2023

Name	Age and Position with Prudential Bancorp and Principal Occupation During the Past Five Years	Director Since
Dennis Pollack

Director. President and Chief Executive Officer of Prudential Bancorp and Prudential Bank since May 2016. Former Chairman of the Board, Presilient Worldwide, Denver, Colorado, an information technology managed backup and infrastructure service provider, between 2011 and 2017. Director, SI Financial Group, Inc. Willimantic, Connecticut, and its wholly owned subsidiary, Savings Institute Bank and Trust Company, from February 2015 to May 2019; previously served as a director of TF Financial, Inc., Newtown, Pennsylvania, from January 2012 until October 2013; also served as Chief Operating Officer of Paulson & Co., New York, New York, a hedge fund, from 2003 to 2006 and as President and Chief Executive Officer of the Connecticut Bank of Commerce from 1997 to 2000 as well as The Savings Bank of Rockland County from 1989 to 1996.

Mr. Pollack brings to the Board the benefit of his substantial experience as president, chief executive officer and director of community banking organizations as well as significant knowledge of community bank lending. Age 71.

2014

Directors Whose Terms Expire in 2024

Name	Age and Position with Prudential Bancorp and Principal Occupation During the Past Five Years	Director Since
John C. Hosier	Director. Vice President with Montgomery Insurance Services, Inc., Media, Pennsylvania since 1986, and Commercial Lines Manager of its affiliate, Allman and Company, Inc., Fort Washington, Pennsylvania since 2007, two full-service insurance agencies. Mr. Hosier brings significant commercial business experience as well as knowledge of the local insurance market to the Board of Directors. Age 57.	2009
Bruce E. Miller	Director and Chairman of the Board. President, Imaging Management Associates, operator of five magnetic resonance imaging centers located in Philadelphia, Pennsylvania and Chester and Delaware Counties, Pennsylvania since 2000. Mr. Miller brings significant business experience to the Board as a result of his successful operation of a number of small businesses as well as extensive knowledge of the local market area in which the Bank operates. Age 60.	2013

Committees and Meetings of the Board of Directors

During the fiscal year ended September 30, 2021, the Board of Directors of Prudential Bancorp met 12 times. No director of Prudential Bancorp attended fewer than 75% of the aggregate of the total number of Board meetings held during the period for which he has been a director and the total number of meetings held by all committees of the Board on which he served during the periods that he served.

Membership on Certain Board Committees. The Board of Directors of Prudential Bancorp has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of the committees operates in accordance with a written charter which is available on our website at www.psbanker.com. The following table sets forth the membership of such committees as of the date of this proxy statement.

Nominating
and Corporate
Directors	Governance	Compensation	Audit
A. J. Fanelli	*	*	**
John C. Hosier	**	**	*
Bruce E. Miller	*	*	*
*	Member
**	Chairman

Audit Committee. The Audit Committee reviews with management and the independent registered public accounting firm the systems of internal control, reviews the annual financial statements, including the Annual Report on Form 10-K, and monitors Prudential Bancorp’s adherence in accounting and financial reporting to generally accepted accounting principles. The Audit Committee is comprised of three directors, each of whom is an independent director as defined in the Nasdaq Stock Market listing standards and the rules and regulations of the Securities and Exchange Commission. The Board of Directors has determined that Mr. Fanelli meets the definition of Audit Committee financial expert, as such term is defined in the rules of the Securities and Exchange Commission. In addition, each of the other members of the Audit Committee has had significant involvement in financial matters. The Audit Committee met five times in fiscal 2021.

Report of the Audit Committee. The Audit Committee has reviewed and discussed together with management and Prudential Bancorp’s independent registered public accounting firm, S.R. Snodgrass, P.C., Prudential Bancorp’s audited financial consolidated statements. The Audit Committee also discussed with Prudential Bancorp’s independent registered public accounting firm, S.R. Snodgrass, P.C., the matters required to be discussed under Public Company Accounting Oversight Board Auditing Standard No. 16, Communication with Audit Committees. The Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board under Rule 3526 regarding S.R. Snodgrass, P.C.’s communications with the Audit Committee concerning its independence and the Committee has discussed with S.R. Snodgrass, P.C. its independence. In reliance on the reviews and discussions referred to above in this report, the Audit Committee recommended to the Board of Directors that the audited financial statements and management’s assessment of the effectiveness of Prudential Bancorp’s internal control over financial reporting be included in Prudential Bancorp’s Annual Report on Form 10-K for fiscal year 2021 filed with the Securities and Exchange Commission.

Members of the Audit Committee
A. J. Fanelli, Chairman
John C. Hosier
Bruce E. Miller

Compensation Committee. It is the responsibility of the Compensation Committee of the Board of Directors to, among other things, oversee Prudential Bancorp’s compensation and incentive arrangements for management. No member of the Compensation Committee is a current or former officer or employee of Prudential Bancorp, Prudential Bank or any subsidiary. Each of the members is independent as defined in the Nasdaq Stock Market listing standards. The Compensation Committee held two meetings in fiscal 2021 to consider management compensation matters.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee reviews and makes nominations for the Board of Directors, which are then sent to the full Board of Directors for their ratification. Each of the members is independent as defined in the Nasdaq Stock Market listing standards. The Nominating and Corporate Governance Committee met once in fiscal 2021 to select the nominees for the 2021 annual meeting of shareholders; the Committee has met once so far in fiscal 2022 to select the nominees to be presented at the next annual meeting.

Director Nominations. Recommendations for nominations of persons to serve as directors of Prudential Bancorp are made by the Nominating and Corporate Governance Committee of the Board of Directors and are approved by the entire Board. The Board of Directors adopted a written charter of the Nominating and Corporate Governance Committee which is available on our website at www.psbanker.com. The charter sets forth certain criteria the Committee may consider when recommending individuals for nomination including:

●	ensuring that the Board of Directors, as a whole, is diverse (including diversity of race, gender, ethnicity, education and age) by considering:
o	individuals with various and relevant career experience;
o	relevant technical skills;
o	industry and/or other specialized knowledge and experience;
o	knowledge of and commitment to the communities served by Prudential Bancorp;
o	financial expertise (including expertise that could qualify a director as a “financial expert,” as that term is defined by the rules of the Securities and Exchange Commission);
o	local or community ties; and
●	minimum individual qualifications, including:
o	strength of character;
o	integrity;
o	leadership;
o	mature judgment;
o	familiarity with our business and industry;
o	willingness to commit the necessary time required for Board and committee memberships;
o	independence of thought; and
o	an ability to work collegially.

The Committee also may consider the extent to which the candidate would fill a present need on the Board of Directors.

The Nominating and Corporate Governance Committee will also consider candidates for director suggested by other directors, as well as our management and shareholders. A shareholder who desires to recommend a prospective nominee for the Board should notify our Secretary or any member of the Nominating and Corporate Governance Committee in writing with whatever supporting material the shareholder considers appropriate. Any shareholder wishing to make a nomination must follow our procedures for shareholder nominations, which are described under “Shareholder Proposals, Nominations and Communications with the Board of Directors.”

Directors’ Attendance at Annual Meetings. Directors are expected to virtually attend the annual meeting of shareholders absent a valid reason for not doing so. All of our directors attended the annual meeting of shareholders held in February 2021.

Executive Officers Who Are Not Also Directors

Set forth below is certain information with respect to current executive officers of Prudential Bancorp and its subsidiaries who are not directors. Ages are reflected as of September 30, 2021.

Name	Age and Principal Occupation During the Past Five Years
Matthew D. Graham

Senior Vice President, Chief Lending Officer of Prudential Bank since July 2021; Vice President of Prudential Bank from March 2017 until April 2021; acting Chief Lending Officer between April 2021 and July 1, 2021. Prior thereto, Mr. Graham served as Senior Vice President of Spring Garden Lending from July 2016 to February 2017 and as Senior Vice President of Valley Green Bank from January 2010 to July 2016. Age 46.

Anthony V. Migliorino

Executive Vice President and Chief Operating Officer of Prudential Bancorp and Prudential Bank since September 2015; from July 2015 until September 2015 served as Senior Vice President-Retail Business Development Officer. From September 2000 to September 2014, Mr. Migliorino served in various positions at Sterling National Bank, New York, New York, including Senior Vice President of Branch Banking. Prior to 2000, Mr. Migliorino served as a senior officer at several financial institutions including Stissing National Bank and Savings Bank of Rockland County. Age 66.

Robert E. Pollard

Vice President and Controller of Prudential Bancorp and Prudential Bank since November 2017. Prior thereto, Mr. Pollard served as Assistant Controller of First Choice Bank, Kingston, New Jersey from March 2014 to March 2017 and as Controller of First Bank of Delaware, Philadelphia, Pennsylvania, from 2002 until June 2013. Age 64.

Jack E. Rothkopf

Senior Vice President, Chief Financial Officer and Treasurer of Prudential Bancorp and Prudential Bank since June 2015; Senior Vice President and Treasurer of Prudential Bancorp from June 2013 until June 2015 and of Prudential Bank from April 2013 until June 2015; from January 2006 to April 2013, served as Vice President and Controller. Prior thereto, Mr. Rothkopf served as Assistant Vice President of Popular Financial from October 2000 to January 2006. Age 58.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors, and persons who own more than 10% of Prudential Bancorp’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by regulation to furnish Prudential Bancorp with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms furnished to us, or written representations from our officers and directors, we believe that during, and with respect to, the fiscal year ended September 30, 2021, our officers and directors complied in all respects with the reporting requirements promulgated under Section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the total compensation paid by Prudential Bank (including amounts deferred, if any, to future periods by the officers) for services rendered in all capacities during the fiscal years ended September 30, 2021 and 2020 to the principal executive officer and the two other most highly compensated executive officers of Prudential Bank during fiscal 2021 whose total compensation exceeded $100,000, collectively referred to as our “named executive officers.” The Company has not paid separate cash compensation to our officers.

						Non-Equity
Name and Principal	Fiscal			Stock	Option	Incentive Plan	All Other
Position	Year	Salary	Bonus(1)	Awards	Awards	Compensation(2)	Compensation(3)	Total

Dennis Pollack	2,021	$485,385	$275,000	$—	$—	$—	$48,381	$808,766
President and Chief Executive Officer	2,020	462,289	275,000	—	—	—	43,072	780,361

Anthony V. Migliorino	2,021	367,692	200,000	—	—	—	17,732	585,424
Executive Vice President and Chief Operating	2,020	347,668	200,000	—	—	—	12,740	560,408
Officer

Matthew Graham	2,021	177,596	5,000	—	—	200,511	—	383,107
Senior Vice President and Chief Lending Officer	2,020	144,327	29,470	—	—	27,763	—	201,560
(1)	Represents discretionary bonuses earned in each fiscal year reflected and which were paid, with respect to fiscal years 2021 and 2020, prior to the end of fiscal year. Bonuses were discretionarily determined based on Company performance as well as individual performance.
(2)	Mr. Graham was a senior lending officer at Prudential Bank before being promoted to chief lending officer as of July 1, 2021. As a lending officer, he was eligible to participate in a commercial lending officer incentive program based on a percentage of the loan fees collected plus a specified amount per each term loan closed with the specific amount varying by the size of the term loan. As the chief lending officer, he is no longer eligible to participate in such incentive programs.
(3)	Includes for fiscal 2021 an automobile allowance ($9,750) and club dues ($16,500) for Mr. Pollack, both of which are used in connection with Mr. Pollack’s duties. Also includes the amount of the matching contribution under the Bank’s 401(k) plan for fiscal 2021 for each of the named executive officers other than Mr. Graham.

Narrative to Summary Compensation Table

Base salaries as well as bonuses, if any, for our named executive officers (as well as all other executive officers) are determined and approved by the Compensation Committee. The Compensation Committee, in its role as the administrator of the Company’s stock benefit plans, also determines whether to award equity incentive awards and if so, the amount and form of such awards (stock options and/or restricted share awards). In accordance with the Committee’s practices and procedures, the Committee annually reviews executive officers’ compensation in order to address appropriate adjustments, if any, to such persons’ base compensation as well as to consider awarding bonuses to such officers. Consistent with the methodology initially adopted in connection with the annual compensation reviews conducted in fiscal year 2016, the analysis of potential bonuses consists of an assessment by the Compensation Committee both of the Company’s consolidated financial performance over the past year or more, as appropriate, as well as the performance of the individual officer under consideration. With respect to executive officers, especially the named executive officers, the Committee determined that individual performance and its effect on the Company’s performance is still the most relevant factor to be considered in determining both salary adjustments and bonus awards. Consistent with the revised methodology the Committee initially adopted in August 2016, the Committee reaffirmed its determination that years of service is not considered a relevant factor for purposes of analyzing potential adjustments to the compensation of executive officers’ salaries and bonuses. In addition, in connection with its deliberations, the Committee considered a number of factors including the previous salary adjustments effected in prior fiscal years, especially 2018, 2019 and 2020, and the level of bonuses awarded in such years, in particular with respect to bonuses, the level of bonuses awarded in both fiscal 2019 and fiscal 2020. The Committee also analyzed the appropriateness of the level of current salaries of the Company’s executive officers, especially when reviewed in light of peer group data.

As a result of the foregoing considerations, modest adjustments to each of the named executive officer’s salary in the range of 2.6% to 4.2% (except for Mr. Graham’s whose increase of 25.9% was larger since it reflected his promotion to Senior Vice President and Chief Lending Officer) were deemed appropriate in light of both such officers’ performances over the past fiscal year and the role they played in the Company’s continued strong operational performance especially in light of the ongoing challenges created by the COVID-19 pandemic. Furthermore, in keeping with the Committee’s philosophy to maintain flexibility with regard to compensation and to reward exceptional performance, the Committee determined to recognize and reward the various executive officers’ roles in the Company’s continued favorable performance through the use of bonuses rather than significant upward adjustments of salaries. Consequently, the Compensation Committee established salaries for fiscal 2021 for Messrs. Pollack, Migliorino and Graham of $450,000, $375,000 and $185,000, respectively, which amounted to increases of 14.3%, 14.1% and 1.6%, respectively, for such officers. In addition, discretionary bonuses amounting to $275,000, $200,000 and $5,000 were awarded to Messrs. Pollack, Migliorino and Graham, respectively, based on Prudential Bancorp’s continued favorable performance during fiscal 2021 and the individual officer’s roles in producing such performance. Mr. Graham’s bonus was modest due to the significant level of non-equity compensation earned by him during fiscal 2021 as a senior loan officer prior to being promoted to Chief Lending Officer.

The Compensation Committee determined to not grant any equity awards (stock options or restricted stock awards) to named executive officers during fiscal year 2020 and 2021, in light of, among other things, the challenges facing Prudential Bancorp in light of the ongoing COVID-19 pandemic as well as the level of prior equity grants. During fiscal years 2019 and 2018, the Compensation Committee granted equity awards to the named executive officers (other than Mr. Graham who was not a named executive at such period) as well as to other officers. Until fiscal 2018, after the initial grant of equity awards in February 2015 shortly after receipt of shareholder approval of the 2014 Stock Incentive Plan (“2014 SIP”), subsequent equity awards had been used on a case-specific basis generally to reflect either the recent hiring of an executive officer or in connection with the promotion of an executive officer.

At the annual meeting of shareholders of Prudential Bancorp held on February 20, 2019, the shareholders recommended, on an advisory basis, that future advisory votes on executive compensation should be held every three years. Consistent with the shareholder recommendation, the Board of Directors of the Company determined that it will hold an advisory vote on executive compensation every three years. The next advisory vote on the compensation of the named executive officers will be presented at the next annual meeting. Prudential Bancorp is required to hold shareholder advisory votes on the frequency interval every six years.

Compensation Policies and Practices as They Relate to Risk Management

The Compensation Committee of the Board of Directors has reviewed the Company’s policies and practices applicable to employees, including the Company’s benefit plans, arrangements and agreements, and does not believe that they are reasonably likely to have a material adverse effect on the Company. The Committee does not believe that the Company’s policies and practices encourage officers or employees to take unnecessary or excessive risks or behavior focused on short-term results rather than the creation of long-term value.

Compensation Committee Interlocks and Insider Participation.

Determinations regarding compensation of our President and Chief Executive Officer, our senior management and our employees are reviewed and approved by Prudential Bancorp’s Compensation Committee. Messrs. Fanelli, Hosier, who is the Committee’s Chairman, and Miller currently serve as members of the Compensation Committee.

No person who served as a member of the Compensation Committee during fiscal 2021 was a current or former officer or employee of Prudential Bancorp or Prudential Bank or engaged in certain transactions with Prudential Bancorp or Prudential Bank required to be disclosed by regulations of the Securities and Exchange Commission. Additionally, there were no Compensation Committee “interlocks” during fiscal 2021, which generally means that no executive officer of Prudential Bancorp served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of Prudential Bancorp’s Compensation Committee.

Equity Compensation Plans

Grants of Plan-Based Awards for the Year Ended September 30, 2021. No grants of restricted stock awards or stock options were made to any of the named executive officers during fiscal 2021.

Outstanding Equity Awards at Fiscal Year-End. The table below sets forth outstanding equity awards at September 30, 2021 held by our named executive officers named in the Summary Compensation Table above, which grants were made in fiscal years 2015, 2016, 2018 and 2019. Mr. Graham has not been awarded any equity compensation since in prior years his incentive compensation was provided through loan officer incentive programs.

					Stock Awards
	Option Awards					Market Value of
	Number of Securities Underlying				Number of Shares or	Shares or Units of
	Unexercised Options		Exercise	Option	Units of Stock That	Stock That Have

Name	Exercisable	Unexercisable	Price	Expiration Date	Have Not Vested	Not Vested(1)
Dennis Pollack	30,000(2)	—	$12.23	2/18/2025	5,000(4)	$76,300
	10,000(3)	—	14.42	8/17/2026
	48,000(4)	32,000	18.46	3/21/2028
	4,470(5)	7,111	18.16	7/17/2029
Anthony V. Migliorino	15,000(3)	—	14.42	8/17/2026	3,000(4)	45,780
	27,000(4)	18,000	18.46	3/21/2028
	4,470(5)	7,111	18.16	7/17/2029
(1)	Calculated by multiplying the closing market price per share of our common stock on September 30, 2021, which was $15.26, by the applicable number of shares of common stock underlying the named executive officer’s unvested stock awards.
(2)	Granted pursuant to our 2014 Stock Incentive Program (“2014 SIP”) and vest at a rate of 20% per year commencing on February 18, 2016.
(3)	Granted pursuant to our 2008 Stock Option Plan (“2008 SOP”) and our 2014 SIP, as applicable, and vest at a rate of 20% per year commencing on August 17, 2017.
(4)	Granted pursuant to our 2014 SIP and our 2008 SOP, as applicable, and vest at a rate of 20% per year commencing March 21, 2019.
(5)	Granted pursuant to our 2014 SIP and vest at a rate of 20% per year commencing on July 17, 2020.

Option Exercises and Stock Vested. The following table sets forth certain information with respect to restricted stock awards which vested for the named executive officers during the fiscal year ended September 30, 2021. No stock options were exercised by any of the named executive officers during the 2021 fiscal year.

	Stock Awards
	Number of Shares	Value Realized On
Name	Acquired On Vesting (1)	Vesting (2)

Dennis Pollack	2,500	$35,750
	500	7,050

Anthony V. Migliorino	1,500	21,420
	1,500	21,150
(1)	Does not reflect the sale or withholding of shares to satisfy income tax withholding obligations.
(2)	Based upon the fair market value of a share of Company common stock on the date of vesting. Value is calculated by multiplying the number of shares of Company common stock that vested by the fair market value on the date of vesting.

Employment and Change in Control Agreements

Employment Agreements. Prudential Bank and Prudential Bancorp entered into an amended and restated employment agreement in December 2016 with Mr. Pollack as well as an employment agreement with Mr. Migliorino. The amended and restated agreement with Mr. Pollack increased the term of the agreement and the severance benefits (as discussed below) as well as his compensation in view of the Compensation Committee’s determination that his performance and value to the Company warranted such enhanced provisions. The employment agreement with Mr. Migliorino superseded the change in control agreement he had previously entered into with the Bank in November 2015 and reflected the Compensation Committee’s determination that his continued employment was critical to the Bank’s and Company’s ongoing performance.

The employment agreements have a term of three years, with respect to Mr. Pollack, and two years, with respect to Mr. Migliorino with the initial terms expiring, if the agreements are not extended, on December 31, 2019 and December 31, 2018, respectively. The term of each agreement is extended annually for one year on each December 31st, starting December 31, 2017 unless either the Company and the Bank or the executive gives notice at least 30 days prior to the annual anniversary date that the agreement shall not be extended. The Compensation Committee determined in June 2021 to extend the terms of the executives’ employment agreements for an additional year. The agreements are automatically extended for one year upon a change in control. The terms of the employment agreements provide for an initial annual base salary, which is reviewed annually by the Compensation Committee of the Board of Directors. Each of the employment agreements is terminable with or without cause by the Company or the Bank. The executives have no right to compensation or other benefits pursuant to the employment agreements for any period after voluntary termination by the executive without good reason, as defined in the agreements and which includes, among other things, a material change in the officer’s position, salary or entities without the officer’s consent, or termination by the Company and the Bank for cause, disability, retirement or death.

In the event that the executive terminates his employment because of failure to comply with any material provision of the employment agreement by the Company or the Bank or the employment agreement is terminated by the Company or the Bank other than for cause, disability, retirement or death, Messrs. Pollack and Migliorino will be entitled to (i) the payment of two times (Mr. Pollack) and one times (Mr. Migliorino), respectively, the executive’s respective average annual cash compensation (salary and cash bonuses) based upon the five calendar years preceding the date of termination as cash severance, (ii) the maintenance until the earlier to occur of the passage of two years and one year, respectively, from the date of termination or until the executive’s full-time employment with another employer (which provides substantially similar benefits), of the executive’s continued participation in all group insurance, life insurance, health, dental and accident insurance and disability insurance plans at no cost to the officer and (iii) a lump sum cash payment equal to the projected cost of providing the executive with benefits for two years, or one year in the case of Mr. Migliorino, pursuant to other employee benefit plans (excluding retirement plans and stock compensation plans) in which the executive was entitled to participate. In the event the executive’s continued participation in any group insurance plan is barred or would trigger the payment of an excise tax under Section 4980D of the Internal Revenue Code of 1986, as amended (the “Code”), or if any such group insurance plan is discontinued, then the Company or the Bank shall either (1) provide substantially similar benefits under an alternative plan or (2) pay a lump sum cash amount to the executive equal to the projected cost of providing continued coverage to the executive until the two-year, or one-year in the case of Mr. Migliorino, anniversary of the executive’s date of termination.

In the event that the executive’s employment is terminated in connection with a change in control, as defined in the employment agreements, for other than cause, disability, retirement or death or the executive terminates his employment as a result of certain adverse actions which are taken with respect to the executive’s employment (i.e., good reason) following a change in control, as defined, the executive will be entitled to a cash severance payment equal to three times (Mr. Pollack), or two times (Mr. Migliorino) their respective average annual cash compensation, the maintenance, as described above, of the group insurance plans for three years (Mr. Pollack) or two years (Mr. Migliorino), respectively, or until the executive’s full-time employment with another employer that provides similar benefits plus the aforementioned lump sum cash payment for the projected cost of providing the other employee benefits as noted above until the third anniversary (Mr. Pollack) or second anniversary (Mr. Migliorino) of the executive’s termination.

The employment agreements with respect to Pollack and Migliorino previously provided that in the event any of the payments to be made thereunder or otherwise upon termination of employment are deemed to constitute “parachute payments” within the meaning of Section 280G of the Code, then such payments and benefits received thereunder shall be reduced by the minimum amount necessary to result in no portion of the payments and benefits being non-deductible by the Company or the Bank for federal income tax purposes. In November 2017, the Company and the Bank entered into amendments to each of the employment agreements with Messrs. Pollack and Migliorino addressing the applicability of Sections 4999 and 280G of the Code. The agreements were revised to provide that if the payments that were otherwise payable to Mr. Pollack or Mr. Migliorino, as applicable, in connection with a termination after the occurrence of a change in control would trigger the imposition of an excise tax under Section 4999 of the Code, such amounts would be required to be reduced only if doing so would result in a greater tax amount to be retained by Mr. Pollack or Mr. Migliorino, as applicable.

Change in Control Agreement. The Bank entered into a change in control severance agreement in July 2021 with Mr. Graham. The change in control agreement is intended to assist the Bank (and indirectly the Company) in maintaining a stable and competent management base. The change in control severance agreement has an initial term ending December 31, 2022 if the term of the agreement is not extended. The term is extended annually for one year on each December 31st starting December 31, 2022 unless either the Bank or the executive gives notice at least 30 days prior to the annual anniversary date that the agreement shall not be extended. The agreement automatically extends for one year upon a change in control. The Bank has entered into substantially identical change in control severance agreements with four other senior officers.

Mr. Graham’s agreement provides that in the event of an involuntary termination of employment without cause and other than for retirement, death or disability following a change in control (including a termination by the executive for “good reason,” which includes a material change in the executive’s position, salary or duties without his consent), the executive will be entitled to (i) the payment of one times his average annual cash compensation (salary and cash bonuses) based upon the five calendar years preceding the date of termination as cash severance, (ii) the maintenance until the earlier to occur of the passage of one year from the date of termination or until his full-time employment with another employer (which provides substantially similar benefits) of the executive’s continued participation in all group insurance, life insurance, health, dental, accident insurance and disability insurance plans at no cost to the officer and (iii) a lump sum cash payment equal to the projected cost of providing him with benefits for one year pursuant to other employee benefit plans (excluding retirement plans and stock compensation plans) in which he was entitled to participate. In the event Mr. Graham’s continued participation in any group insurance plan is barred or would trigger the payment of an excise tax under Section 4980D of the Code, or if any such group insurance plan is discontinued, then the Bank shall either (1) provide substantially similar benefits under an alternative plan or (2) pay a lump sum cash amount to him equal to the projected cost of providing continued coverage to him until the one-year anniversary of his date of termination.

The change in control severance agreement provides that in the event any of the payments to be made thereunder or otherwise upon termination of employment are deemed to constitute “parachute payments” within the meaning of Section 280G of the Code, then such payments and benefits received thereunder shall be reduced by the minimum amount necessary to result in no portion of the payments and benefits being non-deductible by the Bank for federal income tax purposes.

Benefit Plans

Retirement Plan. Prudential Bank participates in the Financial Institutions Retirement Fund, a multiple employer defined benefit plan intended to satisfy the tax-qualification requirements of Section 401(a) of the Code. In November 2015, the retirement plan was frozen such that no new participants can be added and existing participants will receive no further benefit service credit, compensation credit or other accrued benefit increases except for additional service credits which may affect a participant’s vesting or early vesting retirement eligibility or as otherwise required by law to maintain the tax-qualified status of such plan.

The retirement plan provides for a monthly benefit upon a participant’s retirement at or after the age of 65, or if later, the fifth anniversary of the participant’s initial participation in the retirement plan (i.e., the participant’s “normal retirement date”). A participant may also receive a benefit on his early retirement date, which is the date on which he attains age 45 and is partially or fully vested under the terms of the retirement plan. Benefits received prior to a participant’s normal retirement date are reduced by certain factors set forth in the retirement plan. The retirement plan provides a benefit of 1.50% of a participant’s highest 5-year average earnings, multiplied by the participant’s years of benefit service. Earnings are defined as base salary, subject to an annual Internal Revenue Service limit of $265,000 on earnings for 2015. Annual benefits provided under the retirement plan also are subject to Internal Revenue Service limits, which vary by age and benefit payment type. Participants become fully vested in their benefits under the retirement plan upon the completion of five years of vesting service as well as upon the attainment of normal retirement age (age 65).

No named executive officer is a participant in the retirement plan.

401(k) and Profit Sharing Plan. The Bank also provides its employees, including the named executive officers, with tax-qualified retirement benefits through the Prudential Savings Bank Employees Savings and Profit Sharing Plan and Trust (the “401(k) Plan”). The Company previously provided additional benefits through two additional tax-qualified retirement plans: the ESOP and the aforementioned retirement plan. The determination was made to terminate the ESOP effective December 31, 2016. In addition, as noted above, the retirement plan was frozen during November 2015. Such actions were taken as part of the Company’s efforts to effect significant cost savings while still providing a competitive compensation structure. All employees who meet the age and service requirements participate in the 401(k) Plan, on a non-discriminatory basis. The Bank did not provide a 401(k) match to employee contributions for the past several years due to the existence of the benefits provided by the ESOP. However, as a result of the termination of the ESOP, the Bank initiated a 401(k) match commencing in January 2018.

Endorsement Split Dollar Agreements. The Bank has purchased insurance policies on the lives of certain of its executive officers named in the Summary Compensation Table as well as other officers, and has entered into Endorsement Split Dollar Agreements with each of those officers. The policies are owned by the Bank. Under the agreements with the named executive officers, upon an officer’s death while he or she remains employed by the Bank, the officer’s beneficiary will receive two times the officer’s salary as of the date of death. Pursuant to the terms of the agreements, the Bank has elected generally to not extend such benefits after a termination of employment. Such amounts will be funded from the receipt of the death benefits under the insurance policies on such officer’s life in excess of the cash surrender value. The Bank will receive the full cash surrender value, which is expected to reimburse the Bank in full for its life insurance investment as well as the remainder, if any, in excess of the net proceeds after payments to the officer’s beneficiaries pursuant to the Endorsement Split Dollar Agreements.

The Endorsement Split Dollar Agreements may be terminated at any time by the Bank or the officer or by the Bank upon the officer’s termination of service to Prudential Bank and typically are terminated upon the cessation of employment of the covered officers with the Bank. Upon termination, the Bank may surrender the policy and collect the cash surrender value.

Long-Term Incentive Compensation

The long-term incentive compensation portion of the Company’s compensation program consists of grants of stock options and restricted stock awards under the Company’s 2008 SOP, the 2008 RRP and the 2014 SIP (the 2008 SOP, the 2008 RRP and the 2014 SIP are collectively referred to as the “Equity Plans”). Under the Equity Plans, the Compensation Committee has discretion in determining grants of stock options and restricted stock awards to executive officers, including the timing, amounts and types of awards. The level of an individual’s grants typically has been based in large part on the officer’s position within the organization, his or her individual performance and the length of his or her service. Grants of new options or restricted stock awards are no longer permitted under the terms of the 2008 SOP and the 2008 RRP due to the age of the plans.

The exercisability of options and the vesting of restricted stock awards generally depend upon the executive officer continuing to render services to the Company. In addition, although not granted to date, the Company’s 2008 RRP (although no new grants are permitted) and 2014 SIP provide that stock awards may be made based upon specified performance goals. All options granted under the Company’s stock option plans must have an exercise price at least equal to the market value of the common stock on the date of grant. Options may be exercised only for a limited period of time after the optionee’s departure from the Company in most cases. Under the terms of the Equity Plans, the grants cannot vest more rapidly than 20% per year except in certain specified circumstances, such as the death or disability of the award holder or in the event of a change in control (as defined in the Equity Plans) of the Company. To date, all the awards have been granted with five-year vesting schedules.

Under the Company’s 2014 SIP, the Compensation Committee is also authorized to grant share awards, which are a right to receive a distribution of shares of common stock. Shares of common stock granted pursuant to a share award are in the form of restricted stock which vests upon such terms and conditions as established by the Committee. For specific information regarding equity compensation awarded the named executive officers, see “-Equity Compensation Plans.”

Directors’ Compensation

The following table sets forth certain information regarding the compensation paid to our non-employee directors during fiscal year 2021. Mr. Pollack, our President and Chief Executive Officer, is included in the Summary Compensation Table set forth in the Summary Compensation Table.

	Fees Earned or	Stock	Option	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Total
A. J. Fanelli	$63,150	$—	$—	$—	$63,150
John C. Hosier	58,150	—	—	—	58,150
Bruce E. Miller	88,150	—	—	—	88,150
Raymond J. Vanaria	20,000	—	—	—	20,000

We do not pay separate compensation to directors for their service on the Board of Directors of Prudential Bancorp. Directors who are employees do not receive compensation for service on the Board. For fiscal 2021, members of Prudential Bank’s Board of Directors received an annual retainer of $30,000 paid pro rata quarterly. For fiscal 2022, the annual retainer will remain the same. Mr. Vanaria initially received a retainer of $10,000 per year for service on the Board of Directors of Prudential Bancorp since he did not serve as a director of Prudential Bank. However, as a result of his appointment to Prudential Bank’s Board of Directors in the third quarter of fiscal 2021, he started to receive the same retainer as the other Prudential Bank directors beginning with the quarter ended June 30, 2021 and no longer receives a separate retainer for serving on Prudential Bancorp’s Board. Members also received $2,350 per special meeting attended. For fiscal 2022, special meeting fees will remain the same as for fiscal 2021. For fiscal 2021, members of the Audit Committee, the Executive Committee (other than Mr. Pollack) and the Compensation Committee received fees of $1,200 per meeting attended. Such fees will remain the same for fiscal 2022. As Chairman of the Audit Committee, Mr. Fanelli received an annual retainer of $20,000 for fiscal 2021, which retainer will remain the same for fiscal 2022. As Chairman of the Compensation Committee for fiscal 2021, Mr. Hosier received an annual retainer of $15,000. The Compensation Committee chair retainer will remain the same for fiscal 2022. Mr. Miller, as Chairman of the Board, received an annual retainer for such service for fiscal 2021 in the amount of $45,000. For fiscal 2022, Mr. Miller’s retainer will remain the same. Board fees are subject to periodic adjustment by the Board of Directors.

No equity awards were made to non-employee directors during fiscal 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The following table sets forth information as to Prudential Bancorp common stock beneficially owned, as of December 31, 2021, by (i) the only persons or entities, including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, who or which was known to Prudential Bancorp to be the beneficial owner of more than 5% of the issued and outstanding Prudential Bancorp common stock, based on filings made with the Securities and Exchange Commission, (ii) each director of Prudential Bancorp, (iii) certain executive officers of Prudential Bancorp and (iv) all directors and executive officers of Prudential Bancorp as a group.

	Amount and Nature of Beneficial
	Ownership as of	Percent of
Name and Address of Beneficial Owner	December 31, 2021(1)(2)	Common Stock

Warren A. Mackey	871,204(3)	11.2%
40 Worth Street, 10th Floor
New York, New York 10013
Lawrence B. Seidman	711,666(4)	9.2%
100 Misty Lane, 1st Floor
Parsippany, New Jersey 07054
Directors:
A. J. Fanelli	47,068(6)	*
John C. Hosier	89,917(5)(7)	1.2%
Bruce E. Miller	103,083(5)(8)	1.3%
Dennis Pollack	175,356(5)(9)	2.2%
Raymond J. Vanaria	26,500(10)	*
Certain Executive Officers
Anthony V. Migliorino	84,287(5)(11)	1.1%
Matthew E. Graham	—(5)	*
All Directors and Executive Officers as a Group (9 persons)	622,659(5)	7.7%

*Represents less than one percent of Prudential Bancorp’s outstanding common stock.

(1)	Based upon filings made pursuant to the Securities Exchange Act of 1934 and information furnished by the respective individuals. In addition, due to share repurchases by the Company, the ownership percentages reflected in the filings may differ from the percentages reflected in the table above. Furthermore, share ownership reflected on Schedules 13D, 13G and/or 13F may differ from what is actually held by the reporting persons as of December 31, 2021 due to changes in ownership which were not required to be reported prior to such date. Under regulations promulgated pursuant to the Securities Exchange Act of 1934, shares of common stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.
(2)	Each beneficial owner’s percentage ownership is determined by assuming that options held by such person (but not those held by any other person) and that are exercisable within 60 days of December 31, 2021 have been exercised.
(3)	Based on a Schedule 13D/A filed with the Securities and Exchange Commission on February 12, 2014 by Warren A. Mackey, Homestead Partners LP, a Delaware limited partnership, Arles Partners LP, a New York limited partnership, and Arles Advisors Inc., a New York corporation. Arles Advisors is the general partner of Homestead Partners and Arles Partners. The sole shareholder, director and executive officer of Arles Advisors is Warren A. Mackey. By virtue of his position with Arles Advisors, Mr. Mackey has the shared investment discretion and voting authority with respect to the 838,676 shares owned by Homestead Partners and Arles Partners. Arles Advisors, as general partner of Homestead Partners and Arles Partners, may be deemed to beneficially own the 838,976 shares owned by these partnerships. Mr. Mackey individually has the sole investment discretion and voting authority with respect to the 32,228 shares held for himself. Additional shares of Prudential Bancorp common stock may have been received in connection with the merger with Polonia Bancorp, Inc. (“Polonia Bancorp”) as of January 1, 2017.

(Footnotes continued on following page)

(4)	Based on a Schedule 13D/A filed on December 10, 2020 by Lawrence B. Seidman, Seidman and Associates L.L.C. (“SAL”), Seidman Investment Partnership, L.P. (“SIP”), Seidman Investment Partnership II, L.P. (“SIPII”), Seidman Investment Partnership III, L.P. (“SIPIII”), LSBK06-08 (“LSBK”), Broad Park Investors (“Broad Park”), CBPS, LLC (“CBPS”), JBRC I, LLC (“JBRC”), 2514 Multi-Strategy Fund, L.P. (“2514 MSF”), Veteri Place Corporation (“Veteri”), Chewy Gooey Cookies, L.P. (“CGC”), and Sonia Seidman (collectively, the “Seidman Group”). Pursuant to the Schedule 13D/A, Mr. Seidman (i) as the manager of SAL, may be deemed the beneficial owner of the 156,328 shares owned by SAL, (ii) as the sole officer of Veteri, the corporate general partner of each of SIP and SIPII, may be deemed the beneficial owner of the 122,037 shares owned by SIP and the 171,234 shares owned by SIPII, (iii) as the managing member of JBRC I, LLC, the co-general partner of SIPIII, may be deemed the beneficial owner of the 25,708 shares owned by SIPIII, (iv) as the sole officer of Veteri, the Trading Advisor of LSBK and CBPS, may be deemed the beneficial owner of the 82,872 shares owned by LSBK, (v) as the investment manager for each of Broad Park and CGC, may be deemed the beneficial owner of the 99,768 shares owned by Broad Park and the 21,719 shares owned by CGC, and (vi) as the husband of Sonia Seidman, may be deemed the beneficial owner of the 32,000 shares owned by Sonia Seidman. Accordingly, Seidman may be deemed the beneficial owner of an aggregate of 711,666 shares. In the foregoing capacities, Seidman has sole and exclusive investment discretion and voting authority with respect to all such shares.
(5)	Includes shares (i) granted pursuant to the 2014 SIP which have been awarded to the directors and officers and (ii) stock options which have been granted to the directors and executive officers under Prudential Bancorp’s 2008 SOP or under the 2014 SIP and which are exercisable within 60 days of December 31, 2021 as follows:

Name	Restricted Stock	Stock Options
A.J. Fanelli	857	10,707
John C. Hosier	857	49,052
Bruce E. Miller	857	62,397
Dennis Pollack	5,000	92,740
Anthony V. Migliorino	3,000	46,790
Matthew Graham	—	—
All directors and executive officers as a group (9 persons)	10,576	320,437
(6)	(Includes 8,813 shares held jointly with Mr. Fanelli’s spouse.
(7)	Includes 6,528 shares held in Mr. Hosier’s account in his 401(k) retirement plan.
(8)	Includes 9,010 shares held in Mr. Miller’s account in his 401(k) retirement plan.
(9)	10,158 shares held in Mr. Pollack’s individual retirement account and 11,050 shares allocated to Mr. Pollack in the Prudential Bank 401(k) Plan.
(10)	Includes 20,000 shares held by Mr. Vanaria’s spouse.
(11)	Includes 10,031 shares allocated to Mr. Migliorino in the Prudential Bank 401(k) Plan and 9,796 shares held in Mr. Migliorino’s individual retirement account.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Board Leadership Structure

Mr. Pollack serves as our President and Chief Executive Officer and Mr. Bruce E. Miller serves as Chairman of the Board. The board of directors has determined that the separation of the offices of Chairman of the Board and President enhances board independence and oversight. Further, the separation of the Chairman of the Board permits the President and Chief Executive Officer to better focus on his responsibilities on managing the daily operations of the Company, enhancing shareholder value and expanding and strengthening our franchise while allowing the Chairman to lead the board of directors in its fundamental role of providing independent oversight and advice to management. The Chairman also serves as a liaison between the Board of Directors and executive management. Mr. Miller is an independent director under the rules of the Nasdaq Stock Market.

Board’s Role in Risk Oversight

Risk is inherent with every business, particularly financial institutions. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputational risk.  Management is responsible for the day-to-day management of the risks that Prudential Bancorp faces, while the Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management.  In its risk oversight role, the Board of Directors ensures that the risk management processes designed and implemented by management are adequate and functioning as designed.

One of our current senior executive officers, Mr. Pollack, serves on our Board of Directors.  Other members of our senior management regularly attend meetings of the Board of Directors and are available to address any questions or concerns raised by the Board of Directors on risk management or other matters.  Prudential Bank has established an Asset-Liability Committee, a Loan Quality Committee, a Management Loan Committee and an Investment Committee composed of members of senior management.  The independent directors work together to provide strong, independent oversight of Prudential Bancorp’s management and affairs.

Director Independence

A majority of our directors are “independent” as defined in the rules of the Nasdaq Stock Market. Our Board of Directors has determined that Messrs. Fanelli, Hosier, Miller and Vanaria are independent directors.

Related Party Transactions

In accordance with applicable federal laws and regulations, Prudential Bank offers mortgage loans to its directors, officers and employees as well as members of their immediate families for the financing of their primary residences and certain other loans. These loans are made on substantially the same terms as those prevailing at the time for comparable loans with persons not related to Prudential Bank except that Prudential Bank provides for a reduced interest rate of one hundred basis points to all employees, officers and directors for a first mortgage on their primary residence and waives the origination fees, other than appraisal and document review fees. It is the belief of management that these loans neither involve more than the normal risk of collectability nor present other unfavorable features.

The table below lists the outstanding loans made by Prudential Bank to related persons, where the amount involved exceeds $120,000 and the interest rate was reduced and loan origination fee was waived.

		Largest Principal	Amount	Amounts Paid
	Year ended	Amount Outstanding	Outstanding at	During Year
Name	September 30,	During Year	Year-End	Principal	Interest	Interest Rate
John C. Hosier	2021	$328,554	$317,589	$10,965	$10,111	3.125%
	2020	339,182	328,554	10,628	10,448	3.125%

Jack E. Rothkopf	2021	137,032	130,916	6,116	4,194	3.125%
	2020	147,285	137,032	10,253	4,474	3.125%

Item 14. Principal Accounting Fees and Services

The Audit Committee of the Board of Directors of Prudential Bancorp has appointed S.R. Snodgrass, P.C. (“S.R. Snodgrass”), an independent registered public accounting firm, to perform the audit of our financial statements for the year ending September 30, 2022, and further directed that the appointment of S.R. Snodgrass as our auditors be submitted for ratification by the shareholders at the annual meeting for 2022.

We have been advised by S.R. Snodgrass that neither that firm nor any of its associates has any relationship with Prudential Bancorp or its subsidiaries other than the usual relationship that exists between an independent registered public accounting firm and its clients. We anticipate that S.R. Snodgrass will have one or more representatives virtually at the annual meeting for 2022 who will have an opportunity to make a statement, if they so desire, and will be available to respond to appropriate questions.

In determining whether to appoint S.R. Snodgrass as our independent registered public accounting firm, the Audit Committee considered whether the provision of services, other than auditing services, by S.R. Snodgrass is compatible with maintaining its independence. In addition to performing auditing services, our independent registered public accounting firm reviewed our public filings. The Audit Committee believes that S.R. Snodgrass’s performance of these other services is compatible with maintaining the independent registered public accounting firm’s independence.

Audit Fees

The following table sets forth the aggregate fees paid by us to S.R. Snodgrass for professional services in connection with the audit of Prudential Bancorp’s consolidated financial statements for fiscal 2021 and 2020 and the fees paid by us to S.R. Snodgrass for audit-related services, tax services and all other services during fiscal 2021 and 2020.

	Year Ended September 30,
	2021	2020
Audit fees (1)	$198,687	$189,148
Audit-related fees (2)	12,500	—
Tax fees (3)	22,275	22,525
All other fees (4)	1,000	—
Total	$234,462	$211,673
(1)	Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the Securities and Exchange Commission, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, consents and assistance with and review of documents filed with the Securities and Exchange Commission.
(2)	Audited-related fees include fees associated with the audit during fiscal 2021 of Prudential Bank’s 401(k) Plan for the plan year ended December 31, 2020.
(3)	Tax fees consist of compliance fees for the preparation of tax returns during fiscal 2021 and 2020.
(4)	Consists of fees related to the filing during fiscal 2021 of an amendment to Prudential Bancorp’s Annual Report on Form 10-K for the year ended September 30, 2020.

The Audit Committee selects our independent registered public accounting firm and pre-approves all audit services to be provided by it to Prudential Bancorp. The Audit Committee also reviews and pre-approves all audit-related and non-audit related services rendered by our independent registered public accounting firm in accordance with the Audit Committee’s Charter. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm. The Audit Committee pre-approves certain audit-related services and certain non-audit related tax services which are specifically described by the Audit Committee on an annual basis and separately approves other individual engagements as necessary. The Chairman of the Audit Committee has been delegated the authority to approve non-audit related services in lieu of the full Audit Committee. On a quarterly basis, the Chairman of the Audit Committee presents any previously approved engagements to the full Audit Committee.

Each new engagement of S.R. Snodgrass was approved in advance by the Audit Committee or its Chairman, and none of those engagements made use of the de minimis exception to pre-approval contained in the Securities and Exchange Commission’s rules.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Part IV of the Original Report is hereby amended solely to provide the exhibits required to be filed in connection with this Form 10-K/A.

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

Prudential Bancorp, Inc.

January 28, 2022	By:	/S/ Dennis Pollack
Dennis Pollack
President and Chief Executive Officer