Form 10-Q
period 2021-12-31
PRUDENTIAL BANCORP, INC.
filed 2022-02-14
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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

Yes   ☐ No  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of January 31, 2022, 10,819,006 shares were issued and 7,769,387 shares were outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,
	2021	2021

	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$2,822	$2,233
Interest-bearing deposits	111,001	80,465
Total cash and cash equivalents	113,823	82,698

Certificates of deposit	1,106	1,106
Investment and mortgage-backed securities available for sale at fair value	297,524	305,947
Investment and mortgage-backed securities held to maturity (fair value—December 31, 2021, $18,777; September 30, 2021, $21,161)	17,834	20,074
Equity securities	22	22
Loans held for sale	406	—
Loans receivable—net of allowance for loan losses (December 31, 2021, $8,382; September 30, 2021, $8,517)	584,758	618,206
Accrued interest receivable	3,857	4,326
Real estate owned	4,109	4,109
Restricted bank stock—at cost	9,069	10,091
Office properties and equipment—net	6,807	6,850
Bank owned life insurance (BOLI)	33,260	33,116
Deferred income taxes, net	2,391	3,021
Goodwill	6,102	6,102
Core deposit intangible	224	246
Prepaid expenses and other assets	2,880	4,554
TOTAL ASSETS	$1,084,172	$1,100,468

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest-bearing	$35,594	$37,409
Interest-bearing	685,090	674,106
Total deposits	720,684	711,515
Advances from Federal Home Loan Bank - Long Term	207,880	232,025
Accrued interest payable	1,398	2,558
Advances from borrowers for taxes and insurance	2,790	1,698
Interest rate swap contracts	9,031	12,834
Accounts payable and accrued expenses	8,799	9,382
Total liabilities	950,582	970,012

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 10,819,006 issued and 7,769,387 outstanding at December 31, 2021 and September 30, 2021	108	108
Additional paid-in capital	118,506	118,424
Treasury stock, at cost: 3,049,619 shares at December 31, 2021 and September 30, 2021	(44,351)	(44,351)
Retained earnings	59,744	58,450
Accumulated other comprehensive loss	(417)	(2,175)
Total stockholders’ equity	133,590	130,456

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,084,172	$1,100,468

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2021	2020

INTEREST INCOME:
Interest and fees on loans	$6,287	$6,275
Interest on mortgage-backed securities	1,035	1,616
Interest and dividends on investments	1,763	1,714
Interest on interest-bearing deposits	154	84
Total interest income	9,239	9,689

INTEREST EXPENSE:
Interest on deposits	1,948	2,170
Interest on advances from FHLB - short term	—	25
Interest on advances from FHLB - long term	1,362	1,811
Total interest expense	3,310	4,006
NET INTEREST INCOME	5,929	5,683

PROVISION FOR LOAN LOSSES	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,929	5,683

NON-INTEREST INCOME:
Fees and other service charges	122	139
Gain on equity securities	—	11
Gain on sale of loans	—	40
Swap income	25	103
Earnings from BOLI	144	160
Other	79	84
Total non-interest income	370	537

NON-INTEREST EXPENSES:
Salaries and employee benefits	2,369	2,416
Data processing	226	195
Professional services	421	457
Office occupancy	228	229
Depreciation	109	111
Director compensation	58	53
Federal Deposit Insurance Corporation premiums	70	130
Advertising	23	32
Core deposit amortization	22	26
Other	681	448
Total non-interest expenses	4,207	4,097

INCOME BEFORE INCOME TAXES	2,092	2,123

INCOME TAXES:
Current	91	162
Deferred	163	124
Total	254	286

NET INCOME	$1,838	$1,837

BASIC EARNINGS PER SHARE	$0.24	$0.23

DILUTED EARNINGS PER SHARE	$0.24	$0.23

DIVIDENDS PER SHARE	$0.07	$0.07

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2021	2020

Net income	$1,838	$1,837

Unrealized holding (loss) gain on available-for-sale securities	(1,196)	2,082

Tax effect	251	(446)

Unrealized holding gain on interest rate swaps	3,421	1,395

Tax effect	(718)	(295)

Total other comprehensive income	1,758	2,736

Comprehensive income	$3,596	$4,573

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Loss	Equity

	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2021	$108	$118,424	$(44,351)	$58,450	$(2,175)	$130,456

Net income				1,838		1,838

Other comprehensive income					1,758	1,758

Dividends paid ($0.07 per share)				(544)		(544)

Stock option expense		41				41

Restricted share award expense		41				41

BALANCE, December 31, 2021	$108	$118,506	$(44,351)	$59,744	$(417)	$133,590

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Loss	Equity

	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2020	$108	$118,270	$(39,207)	$52,889	$(2,943)	$129,117

Net income				1,837		1,837

Other comprehensive income					2,736	2,736

Dividends paid ($0.07 per share)				(571)		(571)

Purchase of treasury stock (141,811 shares)			(1,960)			(1,960)

Stock option expense		43				43

Restricted share award expense		43				43

BALANCE, December 31, 2020	$108	$118,356	$(41,167)	$54,155	$(207)	$131,245

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2021	2020

	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net income	$1,838	$1,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	109	111
Net amortization of premiums and other amortization	(179)	(174)
Accretion of deferred loan fees and costs	(258)	(3)
Income from bank owned life insurance	(144)	(160)
Gain on sale of loans	—	(40)
Proceeds from the sale of loans held for sale	634	2,765
Originations of loans held for sale	(1,040)	(2,725)
Share-based compensation expense	82	86
Holding (gains) losses on equity securities	—	(11)
Deferred income tax expense	(162)	124
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	469	324
Accrued interest payable	(1,160)	(1,814)
Other, net	1,415	(426)
Net cash provided by (used in) operating activities	1,604	(106)
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(11,887)	(14,196)
Loans originated or acquired	(49,051)	(73,715)
Principal collected on loans	82,847	56,310
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	2,194	247
Available-for-sale	18,887	35,502
Proceeds from redemption of FHLB stock	1,032	1,296
Purchase of FHLB stock	(10)	(960)
Purchases of equipment	(66)	(80)
Net cash provided by investing activities	43,946	4,404
FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW accounts, and savings accounts	18,992	(32,831)
Net (decrease) increase in certificates of deposit	(9,820)	10,345
Repayment of FHLB advances - long term	(24,145)	(5,354)
Increase (decrease) in advances from borrowers for taxes and insurance	1,092	(49)
Cash dividends paid	(544)	(571)
Purchase of treasury stock	—	(1,960)
Net cash used in financing activities	(14,425)	(30,420)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,125	(26,122)
CASH AND CASH EQUIVALENTS—Beginning of period	82,698	117,081

CASH AND CASH EQUIVALENTS—End of period	$113,823	$90,959
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid on deposits with and advances from FHLB	$4,470	$5,820

See the notes to the unaudited consolidated financial statements

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

Basis of presentation – The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2021. The significant accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 73 through 78 of the Annual Report on Form 10-K, as amended, for the year ended September 30, 2021.

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

In October 2021, the FASB issued ASU 2021-07, Stock Compensation (Topic 718): Determining the Current Price of an Underlying Share for Equity-Classified Share-Based Awards, which provides a practical expedient whereby a nonpublic entity is allowed to determine the current price input of equity-classified share-based awards issued to both employees and nonemployees using the reasonable application of a reasonable valuation method. The ASU is effective prospectively for all qualifying awards granted or modified during fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which addresses how an acquirer should recognize and measure revenue contracts acquired in a business combination. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2021		2020

	(Dollars in Thousands Except Per Share Data)
	Basic	Diluted	Basic	Diluted

Net income	$1,838	$1,838	$1,837	$1,837

Weighted average common shares outstanding	7,769,095	7,765,095	8,104,713	8,104,713

Effect of CSEs	—	44,253	—	21,077

Adjusted weighted average common shares used in earnings per share computation	7,769,095	7,809,348	8,104,713	8,125,790

Earnings per share	$0.24	$0.24	$0.23	$0.23

As of December 31, 2021 and 2020, there were 299,728 and 282,728 shares of common stock, respectively, subject to options with exercise prices less than the then current market for the common stock and which were included in the computation of diluted earnings per share. At December 31, 2021 and 2020, there were 221,530 and 288,533 shares, respectively, that had exercise prices greater than the then current market value for the common stock and which were considered anti-dilutive at such dates.

3.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods presented:

	Three Months Ended December 31,			Three Months Ended December 31,
	2021	2021	2021	2020	2020	2020

			Total			Total
			accumulated			accumulated
	Unrealized gain	Unrealized gain (loss)	other	Unrealized gain	Unrealized gain (loss)	other
	(loss) on AFS	on interest rate swaps	comprehensive	on AFS	on interest rate swaps	comprehensive
	securities (a)	(a)	loss	securities (a)	(a)	loss
Beginning balance, October 1	$6,098	$(8,273)	$(2,175)	$10,585	$(13,528)	$(2,943)
Other comprehensive (loss) income before reclassification	(945)	2,703	1,758	1,636	1,100	2,736
Total other comprehensive income (loss)	5,153	(5,570)	(417)	12,221	(12,428)	(207)
Ending balance, December 31	$5,153	$(5,570)	$(417)	$12,221	$(12,428)	$(207)
(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

4.    INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$2,951	$71	$—	$3,022
State and political subdivisions	73,562	2,592	(18)	76,136
Mortgage-backed securities - U.S. government agencies	114,351	2,732	(836)	116,247
Corporate debt securities	100,136	2,497	(514)	102,119
Total debt securities available for sale	$291,000	$7,892	$(1,368)	$297,524

Securities Held to Maturity:
U.S. government and agency obligations	$1,000	$150	$—	$1,150
State and political subdivisions	12,939	659	—	13,598
Mortgage-backed securities - U.S. government agencies	3,895	163	(29)	4,029

Total securities held to maturity	$17,834	$972	$(29)	$18,777

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$3,117	$77	$—	$3,194
State and political subdivisions	70,625	1,793	(159)	72,259
Mortgage-backed securities - U.S. government agencies	131,842	4,267	(756)	135,353
Corporate debt securities	92,645	2,683	(187)	95,141
Total debt securities	$298,229	$8,820	$(1,102)	$305,947

Securities Held to Maturity:
U.S. government and agency obligations	$1,000	$173	$—	$1,173
State and political subdivisions	14,983	727	—	15,710
Mortgage-backed securities - U.S. government agencies	4,091	211	(24)	4,278

Total securities held to maturity	$20,074	$1,111	$(24)	$21,161

The Company recognized no holding gain on equity securities for the three months ended December 31, 2021 and a holding gain on equity securities of $11,000 during the three months ended December 31, 2020.

As of December 31, 2021, the Bank maintained $93.9 million of securities in a safekeeping account at the FHLB of Pittsburgh available to be used for collateral and convenience. As of December 31, 2021, the Bank was only required to hold $16.7 million as specific collateral for its borrowings from the FHLB of Pittsburgh; therefore the $77.2 million of excess securities as of such date were not restricted and could be sold or transferred if needed.

The following table shows the gross unrealized losses and related fair values of the Company’s investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position as of December 31, 2021:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
State and political subdivisions	$(18)	$2,100	$—	$—	$(18)	$2,100
Mortgage-backed securities -U.S. government agencies	(128)	7,256	(708)	18,292	(836)	25,548
Corporate debt securities	(514)	25,439	—	—	(514)	25,439

Total securities available for sale	$(660)	$34,795	$(708)	$18,292	$(1,368)	$53,087

Securities Held to Maturity:
Mortgage-backed securities -U.S. government agencies	$(29)	$1,257	$—	$—	$(29)	$1,257

Total securities held to maturity	$(29)	$1,257	$—	$—	$(29)	$1,257

Total	$(689)	$36,052	$(708)	$18,292	$(1,397)	$54,344

The following table shows the gross unrealized losses and related fair values of the Company’s investment securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position as of September 30, 2021

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
State and political subdivisions	$(93)	$14,383	$(66)	$4,417	$(159)	$18,800
Mortgage-backed securities - US government agencies	(487)	18,493	(269)	7,849	(756)	26,342
Corporate debt securities	(187)	24,816	—	—	(187)	24,816

Total securities available for sale	$(767)	$57,692	$(335)	$12,266	$(1,102)	$69,958

Securities Held to Maturity:
Mortgage-backed securities - US government agencies	$(24)	$1,269	$—	$—	$(24)	$1,269

Total securities held to maturity	$(24)	$1,269	$—	$—	$(24)	$1,269

Total	$(791)	$58,961	$(335)	$12,266	$(1,126)	$71,227

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least once each quarter, and more frequently when economic or market concerns warrant such evaluation. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security involved, the length of time and extent to which the fair value of the security has been less than cost, and the near-term prospects of the issuer.

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

For the three months ended December 31, 2021 and 2020, the Company did not record any credit losses on investment securities through earnings.

Mortgage-Backed Securities – At December 31, 2021, there were eight mortgage-backed security in a gross unrealized loss position for less than 12 months, while there were six securities in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a

U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and all of them are currently rated AAA by at least one bond credit rating agency. As a result, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2021.

Corporate Debt Securities – At December 31, 2021, there were six securities in a gross unrealized loss for less than 12 months, while there were no securities in a gross unrealized loss position for more than 12 months at such date. These securities were issued by publicly reporting companies each with an investment grade rating by at least one bond credit rating agency. As a result, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2021.

State and political subdivisions – At December 31, 2021, there was one security in a gross unrealized loss for less than 12 months, while there were no securities in a gross unrealized loss position for more than 12 months at such date. The unrealized losses on this debt security relate principally to the changes in market rates of interest in the financial markets and are not as a result of projected shortfall of cash flows. This security was issued by a municipality with an investment grade rating by at least one bond credit rating agency. As a result, the Company did not consider this investment to be other-than-temporarily impaired at December 31, 2021.

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

	December 31, 2021
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(Dollars in Thousands)
Due within one year	$1,035	$1,043	$—	$—
Due after one through five years	$5,421	$5,889	$45,130	$46,181
Due after five through ten years	3,448	3,515	58,152	59,184
Due after ten years	4,035	4,301	73,367	75,912

Total	$13,939	$14,748	$176,649	$181,277

The Company sold no investment securities during the three month periods ended December 31, 2021 or 2020.

5.    LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31,	September 30,
	2021	2021

	(Dollars in Thousands)
One-to-four family residential	$190,269	$202,330
Multi-family residential	73,069	76,122
Commercial real estate	164,508	165,992
Construction and land development	195,751	205,413
Commercial business	63,531	57,236
Consumer	516	530

Total loans	687,644	707,623

Undisbursed portion of loans-in-process	(94,524)	(80,620)
Deferred loan fees	20	(280)
Allowance for loan losses	(8,382)	(8,517)

Net loans	$584,758	$618,206

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at December 31, 2021:

	One- to
	four-	Multi-family	Commercial	Construction and	Commercial
	family residential	residential	real estate	land development	business	Consumer	Unallocated		Total

	(Dollars in Thousands)

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$		$—
Collectively evaluated for impairment	1,656	1,053	2,300	1,648	925	16		784	8,382
Total ending allowance balance	$1,656	$1,053	$2,300	$1,648	$925	$16		$784	$8,382

Loans:
Individually evaluated for impairment	$3,185	$—	$1,280	$3,593	$—	$—			$8,058
Collectively evaluated for impairment	187,084	73,069	163,228	192,158	63,531	516			679,586
Total loans	$190,269	$73,069	$164,508	$195,751	$63,531	$516			$687,644

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at September 30, 2021:

	One- to
	four-	Multi-family	Commercial	Construction and	Commercial
	family residential	residential	real estate	land development	business	Consumer	Unallocated	Total

	(Dollars in Thousands)

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,665	1,051	2,220	1,968	799	15	799	8,517
Total ending allowance balance	$1,665	$1,051	$2,220	$1,968	$799	$15	$799	$8,517

Loans:
Individually evaluated for impairment	$3,006	$—	$1,280	$4,093	$—	$—		$8,379
Collectively evaluated for impairment	199,324	76,122	164,712	201,320	57,236	530		699,244
Total loans	$202,330	$76,122	$165,992	$205,413	$57,236	$530		$707,623

The loan portfolio is segmented at a level that allows management to monitor both risk and performance. Management evaluates for potential impairment all construction loans, multi-family loans, commercial real estate loans, commercial business loans and all loans more than 90 days delinquent as to principal and/or interest. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect in full the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The following table presents impaired loans by class as of December 31, 2021, segregated by those for which a specific allowance was required and those for which no specific allowance was required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans

	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$—	$—	$3,185	$3,185	$3,483
Commercial real estate	—	—	1,280	1,280	1,457
Construction and land development	—	—	3,593	3,593	3,840
Total	$—	$—	$8,058	$8,058	$8,780

The following table presents impaired loans by class as of September 30, 2021, segregated by those for which a specific allowance was required and those for which no specific allowance was required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans

	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$—	$—	$3,006	$3,006	$3,304
Commercial real estate	—	—	1,280	1,280	1,457
Construction and land development	—	—	4,093	4,093	4,340
Total	$—	$—	$8,379	$8,379	$9,101

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended December 31, 2021
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$3,096	$4	$5
Commercial real estate	1,280	—	—
Construction and land development	3,843	—	—
Total impaired loans	$8,219	$4	$5

	Three Months Ended December 31, 2020
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$3,091	$5	$—
Commercial real estate	1,373	—	—
Construction and land development	8,475	—	—
Total impaired loans	$12,939	$5	$—

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

	December 31, 2021
		Special		Total
	Pass	Mention	Substandard	Loans

	(Dollars in Thousands)
One-to-four residential	$185,552	$1,532	$3,185	$190,269
Multi-family residential	73,069	—	—	73,069
Commercial real estate	161,189	2,039	1,280	164,508
Construction and land development	192,158	—	3,593	195,751
Commercial business	63,531	—	—	63,531
Total	$675,499	$3,571	$8,058	$687,128

	September 30, 2021
		Special		Total
	Pass	Mention	Substandard	Loans

	(Dollars in Thousands)
One-to-four residential	$197,920	$1,404	$3,006	$202,330
Multi-family residential	71,497	4,625	—	76,122
Commercial real estate	162,657	2,055	1,280	165,992
Construction and land development	201,320	—	4,093	205,413
Commercial business	57,236	—	—	57,236
Total	$690,630	$8,084	$8,379	$707,093

The Company evaluates the classification of consumer loans primarily on a pooled basis. If the Company becomes aware that adverse or distressed conditions exist that may affect a particular loan, the loan is downgraded following the above definitions of special mention, substandard, doubtful and loss.

The following tables represent loans in which a formal risk rating system is not utilized, but loans are segregated between performing and non-performing based primarily on delinquency status. Non-performing loans that would be included in the table are those loans 90 days or more past due as to principal and/or interest that do not have a designated risk rating.

	December 31, 2021
		Non-	Total
	Performing	Performing	Loans

	(Dollars in Thousands)
Consumer	$516	$—	$516
Total	$516	$—	$516

	September 30, 2021
		Non-	Total
	Performing	Performing	Loans

	(Dollars in Thousands)
Consumer	$530	$—	$530
Total	$530	$—	$530

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following tables present the loan categories of the loan portfolio summarized by the aging categories of performing loans, delinquent loans and nonaccrual loans:

	December 31, 2021
							90 Days+
		30‑89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing

	(Dollars in Thousands)
One-to-four family residential	$186,910	$1,532	$1,827	$3,359	$190,269	$3,185	$—
Multi-family residential	73,069	—	—	—	73,069	—	—
Commercial real estate	162,579	649	1,280	1,929	164,508	1,280	—
Construction and land development	192,158	—	3,593	3,593	195,751	3,593	—
Commercial business	63,465	66	—	66	63,531	—	—
Consumer	468	48	—	48	516	—	—
Total Loans	$678,649	$2,295	$6,700	$8,995	$687,644	$8,058	$—

	September 30, 2021
							90 Days+
		30‑89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing

	(Dollars in Thousands)
One-to-four family residential	$199,799	$487	$2,044	$2,531	$202,330	$3,006	$—
Multi-family residential	76,122	—	—	—	76,122	—	—
Commercial real estate	164,712	—	1,280	1,280	165,992	1,280	—
Construction and land development	201,320	—	4,093	4,093	205,413	4,093	—
Commercial business	57,236	—	—	—	57,236	—	—
Consumer	493	37	—	37	530	—	—
Total Loans	$699,682	$524	$7,417	$7,941	$707,623	$8,379	$—

The allowance for loan losses is established through a provision for loan losses charged to expense. The Company maintains the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses no less than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio in view of these inherent losses. For each primary type of loan, a loss factor is established reflecting an estimate of the known and inherent losses in such loan type contained in the portfolio using both a quantitative analysis as well as consideration of qualitative factors. The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the Company’s loans, the value of collateral securing the loans, the borrowers’ ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. For the three months ended December 31, 2021 and 2020, the analysis took into account the pandemic and its effects on the Company's business, especially with respect to commercial real estate, commercial business and construction and land development loans.

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

The following tables summarize the primary segments of the allowance for loan losses. Activity in the allowance is presented for the three month periods ended December 31, 2021 and 2020:

	Three Months Ended December 31, 2021
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at September 30, 2021	$1,665	$1,051	$2,220	$1,968	$799	$—	$—	$15	$799	$8,517
Charge-offs	—	—	(136)	—	—	—	—	—	—	(136)
Recoveries	1	—	—	—	—	—	—	—	—	1
Provision	(10)	2	216	(320)	126		—	1	(15)	—
ALLL balance at December 31, 2021	$1,656	$1,053	$2,300	$1,648	$925	$—	$—	$16	$784	$8,382

	Three Months Ended December 31, 2020
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at September 30, 2020	$1,877	$460	$1,989	$2,888	$194	$89	$3	$6	$797	$8,303
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	14	—	—	—	—	15
Provision	133	(3)	(54)	(60)	111	(89)	—	—	(38)	—
ALLL balance at December 31, 2020	$2,011	$457	$1,935	$2,828	$319	$—	$3	$6	$759	$8,318

The Company recorded no provision for loan losses for the three months periods ended December 31, 2021 or 2020. During the quarter ended December 31, 2021, the Company recorded one charge off of $136,000 and recoveries of $1,000. During the quarter ended December 31, 2020, the Company recorded no charge offs and recoveries of $15,000.

At December 31, 2021, the Company had three loans totaling $1.6 million that were classified as troubled debt restructurings (“TDRs”). All three TDRs are on non-accrual. Two of the TDRs consist of loans aggregating $898,000 secured by single-family residential properties and are performing in accordance with the restructured terms. The remaining TDR is a $705,000 commercial real estate loan classified as non-accrual and is part of a lending relationship totaling $5.5 million.

The Company restructured one loan aggregating $516,000 as a TDR, during the three months ended December 31, 2021 The loan is on nonaccrual and will remain on nonaccrual until a sufficient payment history under the restructured terms is developed. The Company did not restructure any loans as a TDR during the three months ended December 31, 2020.

No TDRs defaulted during the three month periods ending December 31, 2021 or 2020.

6.    DEPOSITS

Deposits consist of the following major classifications:

	December 31,		September 30,
	2021		2021
	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Non-interest-bearing checking accounts	$35,594	4.9%	$37,409	5.3%
Interest-bearing checking accounts	107,451	14.9%	87,752	12.3%
Money market deposit accounts	112,224	15.6%	111,488	15.7%
Passbook, club and statement savings	230,357	32.0%	229,989	32.3%
Certificates maturing in six months or less	127,557	17.7%	143,767	20.2%
Certificates maturing in more than six months	107,501	14.9%	101,110	14.2%

Total	$720,684	100.0%	$711,515	100.0%

Certificates in the amount of $250,000 and over totaled $94.9 million as of December 31, 2021 and $95.3 million as of September 30, 2021.

7.    ADVANCES FROM FEDERAL HOME LOAN BANK – LONG TERM

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by a blanket collateral of loans held by the Bank and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of December 31, 2021 and September 30, 2021 are as follows:

Lomg-term FHLB advances:	Maturity range		Weighted average	Stated interest rate range		December 31,	September 30,
Description	from	to	interest rate	from	to	2021	2021

						(Dollars in Thousands)
Fixed Rate - Amortizing	1‑Oct‑21	30‑Sep‑22	2.99%	2.94%	3.05%	$1,519	$2,227
Fixed Rate - Amortizing	1‑Oct‑22	30‑Sep‑23	2.52%	1.94%	3.11%	3,115	3,551
Total			2.76%			4,634	5,778

Fixed Rate - Advances	1‑Oct‑21	30‑Sep‑22	2.15%	1.94%	2.33%	40,249	63,250
Fixed Rate - Advances	1‑Oct‑22	30‑Sep‑23	2.57%	2.00%	3.22%	94,999	94,999
Fixed Rate - Advances	1‑Oct‑23	30‑Sep‑24	2.83%	2.38%	3.20%	67,998	67,998
Total			2.60%			203,246	226,247

			2.62%		Total	$207,880	$232,025

8.    DERIVATIVES

The Bank has contracted with a third party to participate in interest rate swap contracts. There were thirteen cash flow hedges tied to wholesale funding at both December 31, 2021 and September 30, 2021. These interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. During the quarter ended December 31, 2021, no income was recognized as ineffectiveness through earnings, while $2,000 of income was recognized as ineffectiveness through earnings during the comparable period in fiscal 2021. There were nine interest rate swaps designated as fair value hedges involving the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements that were applicable to three loans and seven investment securities as of both December 31, 2021 and September 30, 2021. There was $10.1 million on deposit with the counterparty as collateral for the hedges at December 31, 2021. The fair value is recorded in the other liabilities section of the Consolidated Statement of Financial Condition.

Below is a summary of the interest rate swap agreements and their terms as of December 31, 2021.

2021
Hedged	Notional	Pay Rate		Receive	Maturity Date		Unrealized
Item	Amount	from	to	Rate	from	to	Gain (Loss)
(Dollars in Thousands)
State and political subdivisions	$21,570	3.06%	3.07%	3 Mth Libor	1-Feb-27	1-May-28	$(1,983)
Commercial loans	23,656	4.10%	5.74%	1 Mth Libor +225 to 276 bp	13-Jun-25	1-Aug-26	—
30 day wholesale funding	90,000	1.36%	2.70%	1 Mth Libor	15-Feb-24	12-Jun-26	(2,181)
90 day wholesale funding	135,000	2.51%	2.78%	3 Mth Libor	11-Jan-24	27-Mar-24	(4,867)

							$(9,031)

Below is a summary of the interest rate swap agreements and their terms as of September 30, 2021.

2021
Hedged	Notional	Pay Rate		Receive	Maturity Date		Unrealized
Item	Amount	from	to	Rate	from	to	Gain (Loss)
(Dollars in Thousands)
State and political subdivisions	$21,570	3.06%	3.07%	3 Mth Libor	1-Feb-27	1-May-28	$(2,365)
Commercial loans	23,656	4.10%	5.74%	1 Mth Libor +225 to 276 bp	13-Jun-25	1-Aug-26	—
30 day wholesale funding	90,000	1.36%	2.70%	1 Mth Libor	15-Feb-24	12-Jun-26	(3,495)
90 day wholesale funding	135,000	2.51%	2.78%	3 Mth Libor	11-Jan-24	27-Mar-24	(6,974)

							$(12,834)

All interest swaps are carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”

In December 2021, the SEC issued, SEC Staff Statement on LIBOR Transition – Key Considerations for Market Participants.  The statement indicates that new libor swap contracts cannot be entered into after December 31, 2021.  In addition, any existing contracts tied to libor must be amended to a new index by June 30, 2023.  The Company anticipates utilizing the Secured Overnight Financing Rate (“SOFR”) for existing contracts on or before June 2023.  The statement recognizes SOFR as the preferred alternative to libor. The Company does not anticipate a material impact to the Company’s financial position and/or results of operations.

9.  INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	December 31,	September 30,
	2021	2021

	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,697	$1,716
Nonaccrual interest	408	395
Accrued vacation	14	14
Capital loss carryforward	4	4
Other real estate owned	8	—
Split dollar life insurance	9	9
Post-retirement benefits	66	67
Unrealized losses on interest rate swaps	1,481	2,199
Deferred compensation	775	767
Goodwill	44	47
Lease liability	266	256
Other	25	79
Employee benefit plans	198	242
Total deferred tax assets	4,995	5,795
Valuation allowance	(4)	(4)
Total deferred tax assets, net of valuation allowance	4,991	5,791

Deferred tax liabilities:
Property	170	127
Right of Use	242	233
Realized gain on equity securities	3	3
Unrealized gains on available for sale securities	1,370	1,621
Purchase accounting adjustments	379	394
Deferred loan fees	436	392
Total deferred tax liabilities	2,600	2,770
Net deferred tax assets	$2,391	$3,021

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be fully realized through future reversals of existing taxable temporary differences and/or, to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains recognized over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The  valuation allowance totaled $4,000 at both December 31, 2021 and September 30, 2021.

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

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three months ended December 31, 2021, an aggregate of $41,000 was recognized in compensation expense for the grants pursuant to the RRP and the 2014 SIP. During the three months ended December 31, 2020, $43,000 was recognized in compensation expense for the grants pursuant to the RRP and the 2014 SIP. At December 31, 2021, approximately $113,000 in additional compensation expense for unvested shares awarded related to the RRP and 2014 SIP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the three months ended December 31, 2021 is presented in the following table:

Three Months Ended
December 31, 2021
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested stock awards at October 1, 2021	23,056	$17.78
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested stock awards at December 31, 2021	23,056	$17.78

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

A summary of the status of the Company’s stock options under the Option Plan and the 2014 SIP for the three months ended December 31, 2021 is presented below:

	Three Months Ended
	December 31, 2021
	Number of	Weighted Average
	Shares	Exercise Price
Options outstanding at October 1, 2021	521,258	$14.23
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2021	521,258	$14.23
Exercisable at December 31, 2021	418,471	$13.74

The weighted average remaining contractual term was approximately 4.3 years for options outstanding as of December 31, 2021.

The estimated fair value of options granted during fiscal 2020 was $2.31 per share and $3.91 for options granted in fiscal 2021. The fair value for grants made in fiscal 2020 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $10.00, term of seven years, volatility rate of 33.22%, interest rate of 0.41% and a yield rate of 2.80%. The fair value for grants made in fiscal 2021 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $13.86, term of seven years, volatility rate of 34.46%, interest rate of 1.19% and a yield rate of 2.02%.

During the three months ended December 31, 2021 and 2020, $41,000 and $43,000, respectively, was recognized in compensation expense for options granted pursuant to the Option Plan and the 2014 SIP.

At December 31, 2021, there was approximately $230,000 in additional compensation expense to be recognized for awarded options which remained outstanding and unvested at such date. The weighted average period over which this expense will be recognized is approximately 1.84 years.

11.  COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2021, the Company had $22.1 million in outstanding commitments to originate loans with market interest rates ranging from 4.25% to 5.00%. At September 30, 2021, the Company had $34.9 million in outstanding commitments to originate loans with market interest rates ranging from 2.99% to 5.00%. The aggregate undisbursed portion of loans-in-process amounted to $94.5 million at December 31, 2021 and $80.6 million at September 30, 2021.

The Company also had commitments under unused lines of credit of $43.3 million as of December 31, 2021 and $68.1 million as of September 30, 2021 and letters of credit outstanding of $1.2 million as of December 31, 2021 and $1.2 million as of September 30, 2021.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At December 31, 2021, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $1.0 million. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

The Company is involved in various legal proceedings occurring in the ordinary course of business. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company’s interests and not have a material adverse effect on the financial condition and operations of the Company.

12.  FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2021 and September 30, 2021, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets and liabilities as of December 31, 2021 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$—	$3,022	$—	$3,022
State and political subdivisions	—	76,136	—	76,136
Mortgage-backed securities - U.S. Government agencies	—	116,247	—	116,247
Corporate bonds	—	102,119	—	102,119
Equity securities	22	—	—	22
Loans held for sale	406	—	—	406
Total	$428	$297,524	$—	$297,952

Liabilities:
Interest rate swap contracts	$—	$9,031	$—	$9,031
Total	$—	$9,031	$—	$9,031

Those assets and liabilities as of September 30, 2021 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$—	$3,194	$—	$3,194
State and political subdivisions	—	72,259	—	72,259
Mortgage-backed securities - U.S. Government agencies	—	135,353	—	135,353
Corporate bonds	—	95,141	—	95,141
Equity securities	22	—	—	22
Total	$22	$305,947	$—	$305,969

Liabilities:
Interest rate swap contracts	$—	$12,834	$—	$12,834
Total	$—	$12,834	$—	$12,834

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

Impaired Loans

Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparable included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement of these assets has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. There were no loans carried at fair value at December 31, 2021 or September 30, 2021.

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

	At December 31, 2021
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

	At December 31, 2021
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

The fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For cash and cash equivalents, certificates of deposit, accrued interest receivable, restricted bank stock, bank owned life insurance and accrued interest payable the carrying value is a reasonable estimate of fair value and are considered a level 1 measurement.

			Fair Value Measurements at
	Carrying	Fair	December 31, 2021
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in Thousands)
Assets:
Investment and mortgage-backed securities held to maturity	$17,834	$18,777	$—	$18,777	$—
Loans receivable, net	584,758	582,718	—	—	582,718

Liabilities:
Certificates of deposit	235,058	241,342	—	—	241,342
Advances from FHLB -long-term	207,880	213,008	—	—	213,008

			Fair Value Measurements at
	Carrying	Fair	September 30, 2021
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in Thousands)
Assets:
Investment and mortgage-backed securities held to maturity	$20,074	$21,161	$—	$21,161	$—
Loans receivable, net	618,206	620,017			620,017

Liabilities:
Certificates of deposit	244,877	252,510	—	—	252,510
Advances from FHLB -long-term	232,025	239,301	—	—	239,301

13. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp, Inc., which was completed as of January 1, 2017.

	Balance			Balance
	October 1,	Additions/		December 31,	Amortization
	2021	Adjustments	Amortization	2021	Period

			(Dollars in Thousands)
Goodwill	$6,102	$—	$—	$6,102
Core deposit intangible	246	—	(22)	224	10 years
	$6,348	$—	$(22)	$6,326

As of December 31, 2021, the current fiscal year and the future fiscal periods amortization expense for the core deposit intangible is:

(in Thousands)

2022	$56
2023	64
2024	49
2025	34
2026	18
Thereafter	3
$224

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K, as amended, for the year ended September 30, 2021 (the “Form 10-K”).

Overview. Prudential Bancorp, Inc. (the “Company”) was formed by Prudential Bancorp, Inc. of Pennsylvania to become the successor holding company for Prudential Bank (the “Bank”) (formerly known as Prudential Savings Bank) as a result of the second-step conversion of Prudential Mutual Holding Company completed in October 2013. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provision for loan losses, non-interest income (which includes impairment charges) and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy expense, depreciation, data processing expense, payroll taxes and other expenses. Our results of operations are also significantly affected by general economic and competitive conditions, especially changes resulting from the ongoing COVID-19 pandemic and the governmental actions taken to address it including shelter-in-place orders and required closing of non-essential businesses, as well as changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations.

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

Critical Accounting Policies and Estimates. In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our unaudited consolidated financial statements included in Item 1 hereof as well as in Note 2 to our audited consolidated financial statements included in the Form 10-K. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as well as contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Losses are charged against the allowance for loan losses when management believes that the collectability in full of the principal of a loan is unlikely. Subsequent recoveries are added to the allowance. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairments based upon an evaluation of known and inherent losses in the loan portfolio that are both probable and reasonable to estimate. For the quarter ended December 31, 2021, the analysis took into account the exposure to credit deterioration due to the ongoing COVID-19 pandemic. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to criticized and classified loans.

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

Investment and mortgage-backed securities available for sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no securities with a Level 3 classification as of December 31, 2021 or September 30, 2021.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In light of the ongoing COVID-19 pandemic, management is taking into account the effects the pandemic may have on securities and their impairment. The Company determines whether the unrealized losses are temporary or are considered other than temporary. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. In addition, the Company also considers the likelihood that the security will be required to be sold because of regulatory concerns, our internal intent not to dispose of the security prior to maturity and whether the entire cost basis of the security is expected to be recovered. In determining whether the cost basis will be recovered, management evaluates other facts and circumstances that may be indicative of an “other-than-temporary” impairment condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

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

In addition to factors previously disclosed in the reports filed by the Company with the Securities and Exchange Commission (“SEC”) and those identified elsewhere in this press release, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; general economic conditions; the scope and duration of the COVID-19 pandemic; the effects of the COVID-19 pandemic, including on the Company’s credit quality and operations as well as its impact on general economic conditions; legislative and regulatory changes including actions taken by governmental authorities in response to the COVID-19 pandemic; monetary and fiscal policies of the federal government; the effect of the Federal Reserve’s Open Market Committee’s likely increase in the federal funds rate starting potentially in March 2022; changes in tax policies, rates and regulations of federal, state and local tax authorities including the effects of the Tax Reform Act; changes in interest rates, deposit flows, the cost of funds, demand for loan products, including potential declines in demand due to the COVID-19 pandemic, and the demand for financial services, in each case as may be affected by the COVID-19 pandemic, competition, changes in the quality or composition of the Company’s loan, investment and mortgage-backed securities portfolios; geographic concentration of the Company’s business; fluctuations in real estate values, especially in light of the COVID-19 pandemic; the adequacy of loan loss reserves; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.

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

Market Overview. The ongoing worldwide COVID-19 pandemic has caused significant volatility and disruption in the financial markets both in the United States and globally as well as other effects such as supply chain disruptions. We continue to work with both residential and commercial borrowers to help them meet the unexpected financial challenges stemming from the COVID-19 pandemic.

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

The following discussion provides further details on the financial condition of the Company at December 31, 2021 and September 30, 2021, and the results of operations for the three months ended December 31, 2021 and 2020.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2021 AND SEPTEMBER 30, 2021

Total assets decreased by $16.3 million to approximately $1.1 billion at December 31, 2021 from  September 30, 2021. Net loans receivable decreased $33.4 million to $584.8 million at December 31, 2021 from $618.2 million at September 30, 2021. The decrease was primarily related to paydowns in construction and land development loans and one-to-four family loans, partially offset by increases in commercial business loans.  The investment portfolio decreased between September 30, 2021 and December 31, 2021 by $10.7 million primarily as a result of paydowns of securities, while cash and cash equivalents increased by $31.1 million.

Total liabilities decreased by $19.4 million during the quarter to $950.6 million at December 31, 2021 due primarily to a $24.1 million decrease in borrowings partially offset by a $9.2 million increase in deposits. The growth in deposits was primarily due to an increase in demand deposits. At December 31, 2021, the Company had FHLB advances outstanding of $207.9 million, as compared to $232.0 million at September 30, 2021 as the Company allowed higher costing FHLB borrowings to run-off as they matured in order to reduce its cost of funds. All of the borrowings at December 31, 2021 had maturities of less than five years.

Total stockholders’ equity increased by $3.1 million to $133.6 million at December 31, 2021 from $130.5 million at September 30, 2021. The increase was primarily due to a $2.7 million increase in the fair value of interest rate swap arrangements.  Also contributing to the increase was the $1.8 million in net income for the first quarter of fiscal 2022.  These increases were partially offset by a $945,000 decrease in the fair value of investment securities available for sale combined with dividend payments totaling $544,000 during the three months ended December 31, 2021.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

Net income. The Company reported net income of $1.8 million, or $0.24 per basic share and diluted share, for the quarter ended December 31, 2021 as compared to $1.8 million, or $0.23 per basic share and diluted share, for the same quarter in fiscal 2021.

Net interest income. For the three months ended December 31, 2021, net interest income amounted to $5.9 million as compared to $5.7 million for the same period in 2020. The increase reflected a decrease of $696,000 in interest paid on deposits and borrowings which was partially offset by a $451,000 decrease in interest income. The weighted yield on interest-earning assets increased 17 basis points to 3.61% from 3.44% for the three months ended December 31, 2020 primarily as a result of a change in the mix of the investment portfolio as shorter term amortizing securities have paid down more quickly than the longer term bullet securities. The weighted average cost of borrowings and deposits decreased 13 basis points to 1.46% for the quarter ended December 31, 2021 from 1.59% for the same period in 2020 due to decreases in market rates of interest. The net interest margin increased to 2.32% during the quarter ended December 31, 2021 from 2.02% for the comparable period in 2020. The margin improvement experienced in the current period in large part reflected the decline in interest-bearing liability costs combined with the increase in the yield earned on interest-earning assets, offset partially by the decline in net interest-earning assets.

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

	Three Months			Three Months
	Ended December 31,			Ended December 31,
	2021			2020
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Interest-earning assets:
Investment securities	$194,245	$1,763	3.60%	$209,764	$1,715	3.24%
Mortgage-backed securities	129,863	1,035	3.16	224,157	1,616	2.86
Loans receivable (2)	600,862	6,287	4.15	601,637	6,275	4.14
Other interest-earning assets	90,859	154	0.67	81,817	84	0.41
Total interest-earning assets	1,015,829	9,239	3.61	1,117,375	9,690	3.44
Cash and non-interest-bearing balances	2,616			2,501
Non-interest-earning assets	63,791			69,375
Total assets	$1,082,236			$1,189,251
Interest-bearing liabilities:
Savings accounts	$64,253	$2	0.01	$59,983	$1	0.01
Checking and money market accounts	377,615	843	0.89	371,757	966	1.03
Certificate accounts	239,253	1,102	1.83	271,943	1,202	1.75
Total deposits	681,121	1,947	1.13	703,683	2,169	1.22
Advances from Federal Home Loan Bank	218,147	1,362	2.48	291,933	1,836	2.50
Advances from borrowers for taxes and insurance	2,215	1	0.18	2,611	1	0.15
Total interest-bearing liabilities	901,483	3,310	1.46	998,227	4,006	1.59
Non-interest-bearing liabilities
Non interest-bearing demand accounts	36,192			28,553
Other liabilities	12,620			31,170
Total liabilities	950,295			1,057,950
Stockholders' equity	131,941			131,301
Total liabilities and stockholders' equity	$1,082,236			$1,189,251
Net interest-earning assets	$114,346			$119,148
Net interest income, interest rate spread		$5,929	2.15%		$5,684	1.85%
Net interest margin (3)			2.32%			2.02%
Average interest-earning assets to average interest-bearing liabilities		112.68%			111.94%

(1)	Yields and rates for the three month periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for loan losses. The Company recorded no provision for loan losses for the three months ended December 31, 2021 as the $3.0 million provision expense incurred in fiscal 2020, combined with minimal recent charge-offs, was deemed sufficient to maintain the allowance at a level sufficient to cover all inherent and known losses in the current portfolio. During the three months ended December 31, 2021 and 2020, the Company recorded recoveries of $1,000 and $15,000, respectively, and a charge off totaling $136,000 for the three months  ending December 31, 2021 and none in the three-month period ending December 31, 2020. Although our COVID-19 loan deferrals were as high as $149.7 million during portions of fiscal 2020, all COVID-19 deferrals had ended by September 30, 2020. All of loans that had been granted COVID-19 deferrals were current as of December 31, 2021.

The allowance for loan losses totaled $8.4 million, or 1.4% of total loans, and 104.0% of total non-performing loans at December 31, 2021 (which included loans acquired at their fair value as a result of the acquisition of Polonia Bancorp, Inc. (“Polonia”) as of January 1, 2017) as compared to $8.5 million, or 1.4% of total loans and 101.6% of total non-performing loans at September 30, 2021. The Company believes that the allowance for loan losses at December 31, 2021 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

At December 31, 2021, the Company’s non-performing assets totaled $12.2 million or 1.1% of total assets as compared to $12.5 million or 1.1% of total assets at September 30, 2021.  Non-performing assets at December 31, 2021 included three construction loans aggregating $3.6 million, 18 one-to-four family residential mortgage loans aggregating $3.2 million, two commercial real estate loans aggregating $1.3 million and two pieces of other real estate owned that related to two non-performing construction loans aggregating $4.1 million that were foreclosed during the third quarter of fiscal 2021. At December 31, 2021, the Company had three loans totaling $1.6 million that were classified as troubled debt restructurings (“TDRs”). All three TDRs are on non-accrual. Two of the TDRs consist of loans aggregating $898,000 secured by two single-family residential properties and are performing in accordance with the restructured terms. The remaining TDR is a $705,000 commercial real estate loan is part of a lending relationship totaling $5.5 million (after taking into account the previously disclosed $1.9 million write-down recognized during the quarter ending March 31, 2017 related to this borrowing relationship and the two construction loans noted above that became other real estate owned during the quarter ended June 30, 2021). The primary project of the borrower (the development of a 169-unit townhouse project in Bristol Borough, Pennsylvania) is the subject of litigation between the Bank and the borrower. As previously disclosed, subsequent to the commencement of the litigation, the borrower filed for bankruptcy under Chapter 11 (Reorganization) of the federal bankruptcy code in June 2017. The Bank moved the underlying litigation with the borrower noted above from state court to the federal bankruptcy court in which the bankruptcy proceeding is being heard. The state litigation is stayed pending the resolution of the bankruptcy proceedings. As of December 31, 2021, 45 units have been sold in the project resulting in $1.3 million applied against the outstanding debt owed the Bank.

At December 31, 2021, the Company had $2.3 million of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of seven one-to-four family residential loans totaling $1.5 million, one commercial real estate loan in the amount of $649,000, one commercial business loan in the amount of $66,000 and one consumer loan in the amount of $48,000. At September 30, 2021, the Company had $524,000 of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of six one-to-four family residential loans totaling $423,000 and one consumer loan totaling $37,000.

At December 31, 2021, the Company also had a total of 15 loans aggregating $3.6 million that had been designated “special mention”. These loans consist of 12 one-to-four family residential loans totaling $1.5 million and three commercial real estate loans totaling $2.0 million. At September 30, 2021, we had a total of 19 loans aggregating $8.1 million designated as “special mention”.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal and/or interest and real estate owned) as of December 31, 2021 and September 30, 2021. At neither date did the Company have any loans 90 days or more past due that were accruing.

	December 31,	September 30,
	2021	2021

Non-accruing loans:
One-to-four family residential	$3,185	$3,006
Commercial real estate	1,280	1,280
Construction and land development	3,593	4,093
Total non-accruing loans	8,058	8,379
Other real estate owned, net (1)	4,109	4,109
Total non-performing assets	$12,167	$12,488

Total non-performing loans as a percentage of loans	1.38%	1.36%
Total non-performing loans as a percentage of total assets	0.74%	0.76%
Total non-performing assets as a percentage of total assets	1.12%	1.13%

Non-interest income. With respect to the quarter ended December 31, 2021, non-interest income amounted to $370,000 as compared to $537,000 for the same quarter in fiscal 2021. Non-interest income was lower in the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021 primarily due to decreases in interest rate swap income of $78,000 together with a $40,000 decrease in income from gain recognized on loans sold.

Non-interest expense. Non-interest expense stayed relatively stable increasing modestly from $4.1 million for the three month period ended December 3, 2020 to $4.2 million for the three months ended December 31, 2021.

Income tax expense. For the three-month period ended December 31, 2021, the Company recorded income tax expense of $254,000, compared to income tax expense of $286,000 for the same period in the prior year.  The decline is primarily due to the increase in the current quarter of interest income on municipal securities, which is generally non taxable for federal income tax purposes.  The decline also reflects the slight decrease in income before taxes earned for the first quarter of fiscal 2022.

COVID-19 Related Information

As noted above, in response to the current situation surrounding the COVID-19 pandemic, the Company continues to provide assistance to its customers in a variety of ways.   The Company  participated in the Paycheck Protection Program offered under the CARES Act as a Small Business Administration (“SBA”) lender. All of such loans were sold, recognizing a gain of $110,000 during fiscal 2020. During fiscal 2021, we worked with a third party in order for our customers to be able to participate in the updated PPP loan program adopted as part of the COVID-19 stimulus bill enacted in December 2020 as part of the 2021 Consolidated Appropriations Act.

The primary method of relief was to allow borrowers to defer their loan payments for three months (and extending the term of the loan accordingly). The CARES Act and regulatory guidelines suspend temporarily the determination of certain loan modifications related to the COVID-19 pandemic from being treated as TDRs. Such suspension period ended December 31, 2021. See “Asset Quality” above.

While the Company’s banking operations were not restricted by the government stay-at-home orders, the Company took and continues to take steps to protect its employees and customers by providing for remote working for many employees, enhancing cleaning procedures for the Company’s offices, in particular its branch offices, requiring face masks to be worn by employees and maintaining appropriate  social distancing in our offices. The Company continues to assess and monitor the ongoing COVID-19 pandemic and will take additional such steps as are necessary to protect its employees and assist its depositor and borrower customers during these challenging times.

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

Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. The Company also maintains excess funds in short-term, interest-earning assets that provide additional liquidity. At December 31, 2021, the Company’s cash and cash equivalents amounted to $113.8 million. In addition, its available-for-sale investment securities amounted to an aggregate of $297.5 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2021, the Company had $22.1 million in outstanding commitments to originate loans, not including loans in process. The Company also had commitments under unused lines of credit of $34.9 million and letters of credit outstanding of $1.1 million at December 31, 2021. Certificates of deposit as of December 31, 2021 that are maturing in one year or less totaled $159.1 million. We anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us unless we determine to lower rates to below those of our competition in order to facilitate the reduction of higher cost deposits during periods when there is excess cash on hand or in order to satisfy our asset/liability goals. There were no deposits as of December 31, 2021 requiring the pledging of collateral.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the FHLB of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans, certain investment securities as well as our stock in the FHLB as collateral for such advances. At December 31, 2021, we had $207.9 million in outstanding FHLB advances and had the ability to obtain an additional $135.0 million in FHLB advances. The Bank maintains unsecured borrowing facilities with ACBB and PNC for $12.5 million and $10.0 million, respectively. There were  no draws on either facility as of December 31, 2021. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Capital Resources

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of December 31, 2021 and September 30, 2021 and compares them to current regulatory guidelines. The Company is not subject to capital ratios imposed by Basel III on bank holding companies because the Company is deemed to be a small bank holding company. Accordingly, the Company’s regulatory capital ratios are provided for informational purposes only.

			To Be
			Well Capitalized
			Under Prompt
		Required for Capital	Corrective
		Adequacy	Action
	Ratio	Purposes	Provisions

December 31, 2021:
Tier 1 capital (to average assets)
Company	11.87%	N/A	N/A
Bank	11.73%	4.00%	5.0%
Tier 1 Common (to risk-weighted assets)
Company	17.53%	N/A	N/A
Bank	17.29%	4.5%	6.5%
Tier 1 capital (to risk-weighted assets)
Company	17.53%	N/A	N/A
Bank	17.29%	6.0%	8.0%
Total capital (to risk-weighted assets)
Company	18.75%	N/A	N/A
Bank	18.51%	8.0%	10.0%

September 30, 2021:
Tier 1 capital (to average assets)
Company	11.48%	N/A	N/A
Bank	11.30%	4.0%	5.0%
Tier 1 Common (to risk-weighted assets)
Company	16.70%	N/A	N/A
Bank	16.37%	4.5%	6.5%
Tier 1 capital (to risk-weighted assets)
Company	16.70%	N/A	N/A
Bank	16.37%	6.0%	8.0%
Total capital (to risk-weighted assets)
Company	17.87%	N/A	N/A
Bank	17.55%	8.0%	10.0%

Effective January 1, 2021, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (the “CBLR”) requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios. The CBLR is equal to Tier 1 capital divided by average total consolidated assets. In order to qualify for the CBLR election, a community bank must (i) have a leverage capital ratio greater than 9%, (2) have less than $10 billion in average total consolidated assets, (3) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities and (4) not be an advanced approaches banking organization. A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be “well capitalized” under the prompt corrective action rules. As of December 31, 2021, the Bank chose to not elect to use the CBLR requirement.

EXPOSURE TO CHANGES IN INTEREST RATES

How We Manage Market Risk. Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk which is inherent in our lending, investment and deposit gathering activities. To that end, management actively monitors and manages interest rate risk exposure. In addition to market risk, our primary risk is credit risk on our loan portfolio. We attempt to manage credit risk through our loan underwriting and oversight policies.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2021, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2021, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization, anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 10.7% to 28.0%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.6% to 22.6%. For savings accounts, checking accounts and money markets, the decay rates vary on an annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities	$13,265	$34,120	$69,600	$69,581	$122,290	$308,856
Loans receivable(2)	145,937	101,738	169,250	88,446	87,685	593,056
Other interest-earning assets (3)	120,070	249	747	110	—	121,176
Total interest-earning assets	$279,272	$136,107	$239,597	$158,137	$209,975	$1,023,088

Interest-bearing liabilities:
Savings accounts	$3,562	$10,447	$98,396	$12,488	$105,464	$230,357
Checking and money market accounts	7,628	22,884	69,422	30,089	89,652	219,675
Certificate accounts	42,002	60,263	124,508	8,285	—	235,058
Advances from Federal Home Loan Bank	1,159	57,460	149,261	—	—	207,880
Real estate tax escrow accounts	2,790	—	—	—	—	2,790
Total interest-bearing liabilities	$57,141	$151,054	$441,587	$50,862	$195,116	$895,760

Interest-earning assets less interest-bearing liabilities	$222,131	$(14,947)	$(201,990)	$107,275	$14,859	$127,328

Cumulative interest-rate sensitivity gap(4)	$222,131	$207,184	$5,194	$112,469	$127,328

Cumulative interest-rate gap as a percentage of total assets at December 31, 2021	20.49%	19.11%	0.48%	10.37%	11.74%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2021	488.74%	199.51%	100.80%	116.05%	114.21%
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

(4)	Includes restricted stock in the FHLB of Pittsburgh and ACBB.
(5)	Cumulative interest-rate sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities.

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

December 31, 2021 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in
Interest Rates				NPV as % of Portfolio
In Basis Points	Net Portfolio Value			Value of Assets
(Rate Shock)	Amount	$Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$140,555	$(24,624)	(14.91)%	13.90%	(1.49)%
200	$149,711	$(15,468)	(9.36)%	14.51%	(0.88)%
100	$158,705	$(6,474)	(3.92)%	15.07%	(0.32)%
Static	$165,179	$—	—	15.39%	—
(100)	$165,751	$572	0.35%	15.24%	(0.15)%
(200)	$168,177	$2,997	1.81%	15.31%	(0.08)%
(300)	$186,311	$21,131	12.79%	16.65%	1.26%

At September 30, 2021, the Company’s NPV was $156.3 million or 14.4% of the market value of assets. Following a 200 basis point increase in interest rates, the Company’s “post shock” NPV would be $138.0 million or 13.2% of the market value of assets. Conversely, a 200 basis point decrease in interest rates would result in a post shock NPV of $165.4 million or 14.9% of the market value of assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2021, there had not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2021, set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation –Exposure to Changes in Interest Rates.”

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2021, as such factors could materially affect the Company’s business, financial condition, or future results of operations. As of December 31, 2021, no material changes have occurred to the risk factors of the Company as reported in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2021 filed in December 2021. The risks described in the 2021 Annual Report on Form 10-K, as amended, are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial conditions, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	and (b) Not applicable.
(c)	The Company’s repurchases of equity securities for the three months ended December 31, 2021 were as follows:

			Total Number
			of Shares
			Purchased as
			Part of	Maximum Number
	Total		Publicly	of Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under Plans or
Period	Purchased	Per Share	Programs (1)	Programs (1)
October 1 - 31, 2021	—	$—	—	367,758
November 1 - 30, 2021	—	—	—	367,758
December 1 - 31, 2021	—	—	—	367,758
	—	$—	—
(1)	On June 18, 2021 the Company announced a new stock repurchase program to repurchase up to 407,600 shares of common stock, approximately 5% of the Company’s outstanding shares of common stock, over a one-year period or such longer period of time as may be necessary to complete such repurchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

PRUDENTIAL BANCORP, INC.

Date: February 14, 2022	By: /s/ Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Date: February 14, 2022	By: /s/ Jack E. Rothkopf
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer and Treasurer