Form 10-Q
period 2022-03-31
PRUDENTIAL BANCORP, INC.
filed 2022-05-16
CIK 1578776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Yes   ☐ No  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date: as of May 11, 2022, 10,819,006 shares were issued and 7,776,287 shares were outstanding.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
	2022	2021

	(Dollars in Thousands)
ASSETS

Cash and amounts due from depository institutions	$2,729	$2,233
Interest-bearing deposits	67,140	80,465

Total cash and cash equivalents	69,869	82,698

Certificates of deposit	1,106	1,106
Investment and mortgage-backed securities available for sale at fair value	297,149	305,947
Investment and mortgage-backed securities held to maturity (fair value—March 31, 2022, $18,807; September 30, 2021, $21,161)	18,653	20,074
Equity securities	21	22
Loans receivable—net of allowance for loan losses (March 31, 2022, $7,922; September 30, 2021, $8,517)	550,502	618,206
Accrued interest receivable	3,891	4,326
Real estate owned	3,828	4,109
Restricted bank stock—at cost	9,009	10,091
Office properties and equipment—net	6,733	6,850
Bank owned life insurance (BOLI)	33,398	33,116
Deferred income taxes, net	5,728	3,021
Goodwill	6,102	6,102
Core deposit intangible	205	246
Interest rate swap contracts	10	—
Prepaid expenses and other assets	2,765	4,554
TOTAL ASSETS	$1,008,969	$1,100,468

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Non-interest-bearing	$35,590	$37,409
Interest-bearing	635,186	674,106
Total deposits	670,776	711,515
Advances from Federal Home Loan Bank	206,793	232,025
Accrued interest payable	1,575	2,558
Advances from borrowers for taxes and insurance	1,706	1,698
Interest rate swap contracts	—	12,834
Accounts payable and accrued expenses	7,989	9,382

Total liabilities	888,839	970,012

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 10,819,006 issued and 7,776,287 outstanding at March 31, 2022; 10,819,006 issued and 7,769,387 outstanding at September 30, 2021	108	108
Additional paid-in capital	118,465	118,424
Treasury stock, at cost: 3,042,719 shares at March 31, 2022 and 3,049,619 shares at September 30, 2021	(44,241)	(44,351)
Retained earnings	52,685	58,450
Accumulated other comprehensive loss	(6,887)	(2,175)

Total stockholders’ equity	120,130	130,456

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,008,969	$1,100,468

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

INTEREST INCOME:
Interest and fees on loans	$5,941	$6,388	$12,228	$12,663
Interest on mortgage-backed securities	883	1,428	1,918	3,044
Interest and dividends on investments	1,823	1,643	3,586	3,357
Interest on interest-bearing deposits	145	6	299	90

Total interest income	8,792	9,465	18,031	19,154

INTEREST EXPENSE:
Interest on deposits	1,762	1,961	3,710	4,131
Interest on advances from FHLB - short term	—	14	—	39
Interest on advances from FHLB - long term	1,342	1,765	2,704	3,576

Total interest expense	3,104	3,740	6,414	7,746

NET INTEREST INCOME	5,688	5,725	11,617	11,408

PROVISION FOR LOAN LOSSES	2,900	—	2,900	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,788	5,725	8,717	11,408

NON-INTEREST INCOME:
Fees and other service charges	125	114	247	253
Holding (loss) gain on equity securities	(1)	(7)	(1)	3
Gain on sale of loans	1	18	1	58
Swap (loss) income	(61)	216	(36)	319
Earnings from BOLI	138	152	282	313
Other	85	82	164	166

Total non-interest income	287	575	657	1,112

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,386	2,529	4,755	4,945
Data processing	237	221	463	416
Professional services	780	382	1,201	839
Office occupancy	262	276	490	505
Depreciation	111	108	220	219
Director compensation	87	54	145	107
Federal Deposit Insurance Corporation premiums	170	220	240	350
Real estate owned expense	285	—	285	—
Advertising	21	12	44	44
Litigation expenses	6,423	—	6,423	—
Merger related expenses	300	—	300	—
Core deposit amortization	19	23	41	49
Other	375	525	1,056	974

Total non-interest expense	11,456	4,350	15,663	8,448

(LOSS) INCOME BEFORE INCOME TAXES	(8,381)	1,950	(6,289)	4,072

INCOME TAXES:
Current (benefit) expense	(249)	240	(157)	402
Deferred (benefit) expense	(1,617)	(5)	(1,455)	119

Total income tax (benefit) expense	(1,866)	235	(1,612)	521

NET (LOSS) INCOME	$(6,515)	$1,715	$(4,677)	$3,551

BASIC (LOSS) EARNINGS PER SHARE	$(0.84)	$0.22	$(0.60)	$0.44

DILUTED (LOSS) EARNINGS PER SHARE	$(0.84)	$0.21	$(0.60)	$0.44

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

Net (loss) income	$(6,515)	$1,715	$(4,677)	$3,551

Unrealized holding loss on available-for-sale securities	(15,868)	(4,874)	(17,064)	(2,792)

Tax effect	3,332	1,032	3,583	586

Unrealized holding gain on interest rate swaps	7,679	3,164	11,100	4,559

Tax effect	(1,613)	(664)	(2,331)	(959)

Total other comprehensive (loss) income	(6,470)	(1,342)	(4,712)	1,394

Comprehensive (loss) income	$(12,985)	$373	$(9,389)	$4,945

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Loss	Equity

	(Dollars in Thousands, Except Per Share Data)
BALANCE, January 1, 2022	$108	$118,506	$(44,351)	$59,744	$(417)	$133,590

Net loss				(6,515)		(6,515)

Other comprehensive loss					(6,470)	(6,470)

Dividends paid ($0.07 per share)				(544)		(544)

Purchase of treasury stock (79 shares)			(1)			(1)

Treasury stock used for employee benefit plan (6,979 shares)		(111)	111			—

Stock option expense		39				39

Restricted share award expense		31				31

BALANCE, March 31, 2022	$108	$118,465	$(44,241)	$52,685	$(6,887)	$120,130

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Loss	Equity

	(Dollars in Thousands, Except Per Share Data)
BALANCE, January 1, 2021	$108	$118,356	$(41,167)	$54,155	$(207)	$131,245

Net income				1,715		1,715

Other comprehensive loss					(1,342)	(1,342)

Dividends paid ($0.07 per share)				(557)		(557)

Purchase of treasury stock (62,500 shares)			(946)			(946)

Treasury stock used for employee benefit plan (44,587 shares)		(143)	204			61

Stock option expense		41				41

Restricted share award expense		41				41

BALANCE, March 31, 2021	$108	$118,295	$(41,909)	$55,313	$(1,549)	$130,258

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Loss	Equity

	(Dollars in Thousands, Except Per Share Data)
BALANCE, October 1, 2021	$108	$118,424	$(44,351)	$58,450	$(2,175)	$130,456

Net loss				(4,677)		(4,677)

Other comprehensive income					(4,712)	(4,712)

Dividends paid ($0.14 per share)				(1,088)		(1,088)

Purchase of treasury stock (79 shares)			(1)			(1)

Treasury stock used for employee benefit plan (6,979 shares)		(111)	111			—

Stock option expense		80				80

Restricted share award expense		72				72

BALANCE, March 31, 2022	$108	$118,465	$(44,241)	$52,685	$(6,887)	$120,130

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity

	(Dollars in Thousands)
BALANCE, October 1, 2020	$108	$118,270	$(39,207)	$52,889	$(2,943)	$129,117

Net income				3,551		3,551

Other comprehensive loss					1,394	1,394

Dividends paid ($0.57 per share)				(1,127)		(1,127)

Purchase of treasury stock (152,009 shares)			(2,906)			(2,906)

Treasury stock used for employee benefit plan (44,587 shares)		(143)	204			61

Stock option expense		84				84

Restricted share award expense		84				84

BALANCE, March 31, 2021	$108	$118,295	$(41,909)	$55,313	$(1,549)	$130,258

See notes to unaudited consolidated financial statements.

PRUDENTIAL BANCORP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2022	2021

	(Dollars in Thousands)
OPERATING ACTIVITIES:
Net (loss) income	$(4,677)	$3,551
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	220	219
Net amortization/accretion of premiums/discounts and other amortization	(301)	(372)
Provision for loan losses	2,900	—
Accretion of deferred loan fees and costs	(440)	(70)
Income from bank owned life insurance	(282)	(313)
Write-down on real estate owned	281	—
Gain on sale of loans	(1)	(58)
Proceeds from the sale of loans	1,041	3,820
Originations of loans held for sale	(1,040)	(3,762)
Share-based compensation expense	153	168
Holding losses (gains) on equity securities	1	(3)
Deferred income tax (benefit) expense	(1,455)	119
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	435	(247)
Accrued interest payable	(983)	(1,476)
Other, net	398	399
Net cash (used in) provided by operating activities	(3,750)	1,975
INVESTING ACTIVITIES:
Purchase of investment and mortgage-backed securities available for sale	(39,499)	(19,196)
Purchase of investment and mortgage-backed securities held to maturity	(1,995)	—
Loans originated or acquired	(93,316)	(144,832)
Principal collected on loans	158,737	112,528
Principal payments received on investment and mortgage-backed securities:
Held-to-maturity	3,347	544
Available-for-sale	29,722	81,683
Proceeds from redemption of FHLB stock	1,093	2,541
Purchase of FHLB stock	(10)	(1,021)
Purchases of equipment	(104)	(107)
Net cash provided by investing activities	57,975	32,140

	Six Months Ended March 31,
	2022	2021
	(Dollars in thousands)
FINANCING ACTIVITIES:
Net decrease in demand deposits, NOW accounts, and savings accounts	(7,497)	(9,516)
Net (decrease) increase in certificates of deposit	(33,242)	32,311
Net decrease in FHLB advances - short term	—	(25,000)
Repayment of FHLB advances - long term	(25,232)	(8,615)
Increase (decrease) in advances from borrowers for taxes and insurance	8	(1,175)
Cash dividends paid	(1,088)	(1,127)
Treasury stock used for employee benefit plans	(2)	61
Purchase of treasury stock	(1)	(2,906)
Net cash used in financing activities	(67,054)	(15,967)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,829)	18,148
CASH AND CASH EQUIVALENTS—Beginning of period	82,698	117,081

CASH AND CASH EQUIVALENTS—End of period	$69,869	$135,229
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid on deposits and advances from FHLB	$7,397	$9,222

Income taxes paid	$250	$60

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

Basis of presentation – The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”) for interim information and therefore do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results for the three and six months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022, or any other period. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2021. The significant accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 73 through 78 of the Annual Report on Form 10-K, as amended, for the year ended September 30, 2021.

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

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (ASC 815): Fair Value Hedging - Portfolio Layer Method. ASC 815 currently permits only prepayable financial assets and one or more beneficial interests secured by a portfolio of prepayable financial instruments to be included in a last-of-layer closed portfolio. The amendments in this Update allow non-prepayable financial assets to also be included in a closed portfolio hedged using the portfolio layer method. That expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets, thereby allowing consistent accounting for similar hedges. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. This Update is not expected to have a significant impact on the Company’s financial statements.

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

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2022		2021

	(Dollars in Thousands Except Per Share Data)
	Basic	Diluted	Basic	Diluted

Net (loss) income	$(6,515)	$(6,515)	$1,715	$1,715

Weighted average common shares outstanding	7,769,095	7,769,095	7,975,683	7,975,683

Effect of CSEs	—	—	—	14,671

Adjusted weighted average common shares used in earnings per share computation	7,769,095	7,769,095	7,975,683	7,990,354

Earnings (loss) per share	$(0.84)	$(0.84)	$0.22	$0.21

	Six Months Ended March 31,
	2022		2021

	(Dollars in Thousands, Except Share and Per Share Data)
	Basic	Diluted	Basic	Diluted

Net (loss) income	$(4,677)	$(4,677)	$3,551	$3,551

Weighted average common shares outstanding	7,769,812	7,769,812	8,040,907	8,040,907

Effect of CSEs	—	—	—	4,512

Adjusted weighted average common shares used in earnings per share computation	7,769,812	7,769,812	8,040,907	8,045,419

Earnings (loss) per share	$(0.60)	$(0.60)	$0.44	$0.44

As of March 31, 2022 and 2021, there were 299,728 and 267,728 shares of common stock, respectively, subject to options with exercise prices less than the then current market. At March 31, 2022 and 2021, there were 221,530 and 249,030 shares of common stock, respectively, subject to options that had exercise prices greater than the then current market value and were considered anti-dilutive at such dates.

3.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods presented:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021

			Total			Total
			accumulated			accumulated
	Unrealized gain	Unrealized (loss) gain	other	Unrealized gain	Unrealized (loss) gain	other
	(loss) on AFS	on interest rate swaps	comprehensive	(loss) on AFS	on interest rate swaps	comprehensive
	securities (a)	(a)	loss	securities (a)	(a)	loss
Beginning balance, January 1	$5,153	$(5,570)	$(417)	$12,221	$(12,428)	$(207)
Other comprehensive (loss) income before reclassification	(12,536)	6,066	(6,470)	(3,842)	2,500	(1,342)
Total other comprehensive income (loss)	(7,383)	496	(6,887)	8,379	(9,928)	(1,549)
Ending balance, March 31	$(7,383)	$496	$(6,887)	$8,379	$(9,928)	$(1,549)
(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

	Six Months Ended March 31, 2022			Six Months Ended March 31, 2021

			Total			Total
			accumulated			accumulated
	Unrealized gain	Unrealized (loss) gain	other	Unrealized gain	Unrealized (loss) gain	other
	(loss) on AFS	on interest rate swaps	comprehensive	(loss) on AFS	on interest rate swaps	comprehensive
	securities (a)	(a)	loss	securities (a)	(a)	loss
Beginning balance, October 1	$6,098	$(8,273)	$(2,175)	$10,585	$(13,528)	$(2,943)
Other comprehensive (loss) income before reclassification	(13,481)	8,769	(4,712)	(2,206)	3,600	1,394
Total other comprehensive income (loss)	(7,383)	496	(6,887)	8,379	(9,928)	(1,549)
Ending balance, March 31	$(7,383)	$496	$(6,887)	$8,379	$(9,928)	$(1,549)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

4.    INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and fair value of investment and mortgage-backed securities, with gross unrealized gains and losses, are as follows:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$2,555	$58	$—	$2,613
State and political subdivisions	76,460	275	(3,148)	73,587
Mortgage-backed securities - U.S. government agencies	122,350	205	(4,264)	118,291
Corporate debt securities	105,130	895	(3,367)	102,658
Total debt securities available for sale	$306,495	$1,433	$(10,779)	$297,149

Securities Held to Maturity:
U.S. government and agency obligations	$2,995	$85	$(85)	$2,995
State and political subdivisions	11,914	222	—	12,136
Mortgage-backed securities - U.S. government agencies	3,744	80	(148)	3,676
Total securities held to maturity	$18,653	$387	$(233)	$18,807

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and agency obligations	$3,117	$77	$—	$3,194
State and political subdivisions	70,625	1,793	(159)	72,259
Mortgage-backed securities - U.S. government agencies	131,842	4,267	(756)	135,353
Corporate debt securities	92,645	2,683	(187)	95,141
Total debt securities	$298,229	$8,820	$(1,102)	$305,947

Securities Held to Maturity:
U.S. government and agency obligations	$1,000	$173	$—	$1,173
State and political subdivisions	14,983	727	—	15,710
Mortgage-backed securities - U.S. government agencies	4,091	211	(24)	4,278
Total securities held to maturity	$20,074	$1,111	$(24)	$21,161

The Company recognized holding losses on equity securities of $1,000 for both the three and six months ended March 31, 2022, a holding loss on equity securities of $7,000 and a holding gain on equity securities of $3,000, during the three and six months ended March 31, 2021, respectively.

As of March 31, 2022, the Bank maintained $101.3 million of securities in a safekeeping account at the FHLB of Pittsburgh available to be used for collateral and convenience. As of March 31, 2022, the Bank was only required to hold $16.7 million as specific collateral for its borrowings from the FHLB of Pittsburgh; therefore the $84.6 million of excess securities as of such date were not restricted and could be sold or transferred if needed.

The following table shows the gross unrealized losses and related fair values of the Company’s investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position as of March 31, 2022:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
State and political subdivisions	$(3,148)	$43,976	$—	$—	$(3,148)	$43,976
Mortgage-backed securities -U.S. government agencies	(2,241)	76,727	(2,023)	17,932	(4,264)	94,659
Corporate debt securities	(3,184)	38,269	(183)	4,817	(3,367)	43,086

Total securities available for sale	$(8,573)	$158,972	$(2,206)	$22,749	$(10,779)	$181,721

Securities Held to Maturity:
U.S. government and agency obligations	$(85)	$1,910	$—	$—	$(85)	$1,910
Mortgage-backed securities -U.S. government agencies	(148)	2,677	—	—	(148)	2,677

Total securities held to maturity	$(233)	$4,587	$—	$—	$(233)	$4,587

Total	$(8,806)	$163,559	$(2,206)	$22,749	$(11,012)	$186,308

The following table shows the gross unrealized losses and related fair values of the Company’s investment and mortgage-backed securities, aggregated by investment category and length of time that individual securities had been in a continuous loss position as of September 30, 2021:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value

	(Dollars in Thousands)
Securities Available for Sale:
State and political subdivisions	$(93)	$14,383	$(66)	$4,417	$(159)	$18,800
Mortgage-backed securities - U.S. government agencies	(487)	18,493	(269)	7,849	(756)	26,342
Corporate debt securities	(187)	24,816	—	—	(187)	24,816

Total securities available for sale	$(767)	$57,692	$(335)	$12,266	$(1,102)	$69,958

Securities Held to Maturity:
Mortgage-backed securities - U.S. government agencies	(24)	$1,269	$—	$—	$(24)	$1,269

Total securities held to maturity	$(24)	$1,269	$—	$—	$(24)	$1,269

Total	$(791)	$58,961	$(335)	$12,266	$(1,126)	$71,227

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

For both the three and six months ended March 31, 2022 and 2021, the Company did not record any credit losses on investment securities through earnings.

U.S. government and agency obligations – At March 31, 2022, there was one U.S. government and agency obligation in a gross unrealized loss position for less than 12 months and no securities in a gross unrealized loss position for more than 12 months at such date. These are bonds that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and all of them are currently rated AAA by at least one bond credit rating agency. As a result, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2022.

Mortgage-Backed Securities – At March 31, 2022, there were 97 mortgage-backed security in a gross unrealized loss position for less than 12 months, while there were seven securities in a gross unrealized loss position for more than 12 months at such date. These securities represent asset-backed issues that are issued or guaranteed by a U.S. Government sponsored agency or carry the full faith and credit of the United States through a government agency and all of them are currently rated AAA by at least one bond credit rating agency. As a result, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2022.

Corporate Debt Securities – At March 31, 2022, there were ten securities in a gross unrealized loss position for less than 12 months, while there was one  security in a gross unrealized loss position for more than 12 months at such date. These securities were issued by publicly reporting companies with an investment grade rating by at least one bond credit rating agency. As a result, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2022.

State and political subdivisions – At March 31, 2022, there were 20 securities in a gross unrealized loss position for less than 12 months, while there were no securities in a gross unrealized loss position for more than 12 months at such date. The unrealized losses on these debt securities relate principally to the changes in market rates of interest in the financial markets and are not as a result of projected cash flow shortfalls. These securities were issued by local municipalities/school districts with an investment grade rating by at least one bond credit rating agency. As a result, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2022.

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

	March 31, 2022
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(Dollars in Thousands)
Due within one year	$1,035	$1,036	$1,005	$1,016
Due after one through five years	5,399	5,565	54,117	53,582
Due after five through ten years	3,448	3,479	56,360	54,412
Due after ten years	5,027	5,051	72,663	69,848

Total	$14,909	$15,131	$184,145	$178,858

The Company sold no investment securities during the three and six month periods ended March 31, 2022 or 2021.

5.    LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31,	September 30,
	2022	2021

	(Dollars in Thousands)
One-to-four family residential	$183,080	$202,330
Multi-family residential	80,391	76,122
Commercial real estate	141,474	165,992
Construction and land development	174,970	205,413
Commercial business	62,011	57,236
Consumer	561	530

Total loans	642,487	707,623

Undisbursed portion of loans-in-process	(83,890)	(80,620)
Deferred loan fees	(173)	(280)
Allowance for loan losses	(7,922)	(8,517)

Net loans	$550,502	$618,206

The following table summarizes by loan segment the balance in the allowance for loan losses and the loans individually and collectively evaluated for impairment by loan segment at March 31, 2022:

	One- to
	four-	Multi-family	Commercial	Construction and	Commercial
	family residential	residential	real estate	land development	business	Consumer	Unallocated		Total

	(Dollars in Thousands)

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$		$—
Collectively evaluated for impairment	1,600	1,159	1,990	1,507	903	18		745	7,922
Total ending allowance balance	$1,600	$1,159	$1,990	$1,507	$903	$18		$745	$7,922

Loans:
Individually evaluated for impairment	$2,372	$—	$—	$1,963	$—	$—			$4,335
Collectively evaluated for impairment	180,708	80,391	141,474	173,007	62,011	561			638,152
Total loans	$183,080	$80,391	$141,474	$174,970	$62,011	$561			$642,487

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

The loan portfolio is segmented at a level that allows management to monitor both risk and performance. Management evaluates for potential impairment all construction loans, multi-family loans, commercial real estate loans, commercial business loans, and all loans more than 90 days delinquent as to principal and/or interest. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect in full the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

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

The following table presents impaired loans by class as of March 31, 2022, segregated by those for which a specific allowance was required and those for which no specific allowance was required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans

	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$—	$—	$2,372	$2,372	$2,721
Construction and land development	—	—	1,963	1,963	2,157
Total	$—	$—	$4,335	$4,335	$4,878

The following table presents impaired loans by class as of September 30, 2021, segregated by those for which a specific allowance was required and those for which no specific allowance was required.

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans

	(Dollars in Thousands)
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
One-to-four family residential	$—	$—	$3,006	$3,006	$3,304
Commercial real estate	—	—	1,280	1,280	1,457
Construction and land development	—	—	4,093	4,093	4,340
Total	$—	$—	$8,379	$8,379	$9,101

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended March 31, 2022
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$2,689	$4	$10
Commercial real estate	1,280	—	—
Construction and land development	2,778	—	—
Total impaired loans	$6,747	$4	$10

	Three Months Ended March 31, 2021
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$3,281	$4	$2
Commercial real estate	1,329	—	—
Construction and land development	8,338	—	—
Total impaired loans	$12,948	$4	$2

	Six Months Ended March 31, 2022
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$2,854	$8	$15
Commercial real estate	853	—	—
Construction and land development	3,216	—	—
Total impaired loans	$6,924	$8	$15

	Six Months Ended March 31, 2021
	Average		Income
	Recorded	Income Recognized	Recognized on
	Investment	on Accrual Basis	Cash Basis

	(Dollars in Thousands)
One-to-four family residential	$3,219	$9	$2
Commercial real estate	1,358	—	—
Construction and land development	8,400	—	—
Total impaired loans	$12,977	$9	$2

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

	March 31, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in Thousands)
One-to-four residential	$179,502	$1,206	$2,372	$—	$183,080
Multi-family residential	80,391	—	—	—	80,391
Commercial real estate	139,455	2,019	—	—	141,474
Construction and land development	173,007	—	1,963	—	174,970
Commercial business	62,011	—	—	—	62,011
Total	$634,366	$3,225	$4,335	$—	$641,926

	September 30, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total

	(Dollars in Thousands)
One-to-four residential	$197,920	$1,404	$3,006	$—	$202,330
Multi-family residential	71,497	4,625	—	—	76,122
Commercial real estate	162,657	2,055	1,280	—	165,992
Construction and land development	201,320	—	4,093	—	205,413
Commercial business	57,236	—	—	—	57,236
Total	$690,630	$8,084	$8,379	$—	$707,093

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

	March 31, 2022
		Non-
	Performing	Performing	Total

	(Dollars in Thousands)
Consumer	$561	$—	$561
Total	$561	$—	$561

	September 30, 2021
		Non-
	Performing	Performing	Total

	(Dollars in Thousands)
Consumer	$530	$—	$530
Total	$530	$—	$530

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is due or overdue, as the case may be. The following tables present the loan categories of the loan portfolio summarized by the aging categories of performing loans, delinquent loans and nonaccrual loans:

	March 31, 2022
							90 Days+
		30‑89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing

	(Dollars in Thousands)
One-to-four family residential	$181,840	$8	$1,232	$1,240	$183,080	$2,372	$—
Multi-family residential	80,391	—	—	—	80,391	—	—
Commercial real estate	141,474	—	—	—	141,474	—	—
Construction and land development	173,007	—	1,963	1,963	174,970	1,963	—
Commercial business	62,011	—	—	—	62,011	—	—
Consumer	561	—	—	—	561	—	—
Total Loans	$639,284	$8	$3,195	$3,203	$642,487	$4,335	$—

	September 30, 2021
							90 Days+
		30‑89 Days	90 Days +	Total	Total	Non-	Past Due
	Current	Past Due	Past Due	Past Due	Loans	Accrual	and Accruing

	(Dollars in Thousands)
One-to-four family residential	$199,799	$487	$2,044	$2,531	$202,330	$3,006	$—
Multi-family residential	76,122	—	—	—	76,122	—	—
Commercial real estate	164,712	—	1,280	1,280	165,992	1,280	—
Construction and land development	201,320	—	4,093	4,093	205,413	4,093	—
Commercial business	57,236	—	—	—	57,236	—	—
Consumer	493	37	—	37	530	—	—
Total Loans	$699,682	$524	$7,417	$7,941	$707,623	$8,379	$—

The allowance for loan losses is established through a provision for loan losses charged to expense. The Company maintains the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses no less than quarterly in order to identify these inherent losses and to assess the overall collection probability for the loan portfolio in view of these inherent losses. For each primary type of loan, a loss factor is established reflecting an estimate of the known and inherent losses in such loan type contained in the portfolio using both a quantitative analysis as well as consideration of qualitative factors. The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the Company’s loans, the value of collateral securing the loans, the borrowers’ ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. For the three and six months ended March 31, 2022 and 2021, the analysis took into account the pandemic and its effects on the Company's business, especially with respect to commercial real estate, commercial business and construction and land development loans.

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

The following tables summarize the primary segments of the allowance for loan losses. Activity in the allowance is presented for both the three and six month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at December 31, 2021	$1,656	$1,053	$2,300	$1,648	$925	$—	$—	$16	$784	$8,382
Charge-offs	(736)	—	(1,289)	(1,270)	(72)	—	—	—	—	(3,367)
Recoveries	7	—	—	—	—	—	—	—	—	7
Provision	673	106	979	1,129	50	—	—	2	(39)	2,900
ALLL balance at March 31, 2022	$1,600	$1,159	$1,990	$1,507	$903	$—	$—	$18	$745	$7,922

	Six Months Ended March 31, 2022
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at September 30, 2021	$1,665	$1,051	$2,220	$1,968	$799	$—	$—	$15	$799	$8,517
Charge-offs	(736)	—	(1,425)	(1,270)	(72)	—	—	—	—	(3,503)
Recoveries	8	—	—	—	—	—	—	—	—	8
Provision	663	108	1,195	809	176		—	3	(54)	2,900
ALLL balance at March 31, 2022	$1,600	$1,159	$1,990	$1,507	$903	$—	$—	$18	$745	$7,922

	Three Months Ended March 31, 2021
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at December 31, 2019	$2,011	$457	$1,935	$2,828	$319	$—	$3	$6	$759	$8,318
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	35	—	35
Provision	(428)	263	34	(118)	261	—	—	(36)	24	—
ALLL balance at March 31, 2021	$1,583	$720	$1,969	$2,710	$580	$—	$3	$5	$783	$8,353

	Six Months Ended March 31, 2021
	One- to	Multi-		Construction		Loans to
	four-family	family	Commercial	and land	Commercial	financial
	residential	residential	real estate	development	business	institutions	Leases	Consumer	Unallocated	Total

	(In Thousands)
ALLL balance at September 30, 2020	$1,877	$460	$1,989	$2,888	$194	$89	$3	$6	$797	$8,303
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	14	—	—	35	—	50
Provision	(295)	260	(20)	(178)	372	(89)	—	(36)	(14)	—
ALLL balance at March 31, 2021	$1,583	$720	$1,969	$2,710	$580	$—	$3	$5	$783	$8,353

The Company  recorded a provision for loan losses of $2.9 million for the three and six months ended March 31, 2022 compared to no provision for loan losses in either of the same periods in fiscal 2021. During the three and six months ending March 31, 2022, the Company recorded eight charge offs totaling $3.5 million while during the same periods the Company recorded recoveries aggregating $7,000 and $8,000, respectively.  During the three and six months ending March 31, 2021, the Company recorded no charge offs while during the same periods the Company recorded recoveries aggregating $35,000 and $50,000, respectively. The preponderance of the charge-offs during the quarter ended March 31, 2022 were attributable to the previously disclosed litigation settlements described in Item 1 of Part II below.

At March 31, 2022 the Company had two loans two loans totaling $692,000 that were classified as troubled debt restructurings (“TDRs”). The two TDRs are on non-accrual and consist of loans secured by two single-family residential properties. Both TDRs are performing in accordance with the restructured terms.

As part of the lawsuit settlement described in Item I of Part II, a commercial real estate loan that was a TDR at September 30, 2021 with a balance of $705,000 was forgiven during the quarter ended March 31, 2022.

The Company restructured one loan aggregating $516,000 as a TDR during the six month period ended March 31, 2022. The loan is on nonaccrual and will remain on nonaccrual until a sufficient payment history under the restructured terms is developed. The Company did not restructure any loans as a TDR during the six months ended March 31, 2021.

No TDRs defaulted during the three and six month periods ending March 31, 2022 or 2021, with the exception of the loan forgiveness described above.

6.    DEPOSITS

Deposits consist of the following major classifications:

	March 31,		September 30,
	2022		2021
	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Non-interest-bearing checking accounts	$35,590	5.3%	$37,409	5.3%
Interest-bearing checking accounts	82,042	12.2%	87,752	12.3%
Money market deposit accounts	111,751	16.7%	111,488	15.7%
Passbook, club and statement savings	229,758	34.2%	229,989	32.3%
Certificates maturing in six months or less	123,757	18.5%	143,767	20.2%
Certificates maturing in more than six months	87,878	13.1%	101,110	14.2%

Total	$670,776	100.0%	$711,515	100.0%

Certificates in the amount of $250,000 and over totaled $92.4 million as of March 31, 2022 and $95.3 million as of September 30, 2021.

7.    ADVANCES FROM FEDERAL HOME LOAN BANK – LONG TERM

Pursuant to collateral agreements with the FHLB of Pittsburgh, advances are secured by a blanket collateral of loans held by the Bank and qualifying fixed-income securities and FHLB stock. The long-term advances outstanding as of March 31, 2022 and September 30, 2021 were as follows:

Lomg-term FHLB advances:	Maturity range		Weighted average	Stated interest rate range		March 31,	September 30,
Description	from	to	interest rate	from	to	2022	2021

						(Dollars in Thousands)
Fixed Rate - Amortizing	1‑Oct‑21	30‑Sep‑22	2.99%	2.94%	3.05%	$872	$2,227
Fixed Rate - Amortizing	1‑Oct‑22	30‑Sep‑23	2.89%	1.94%	3.11%	2,675	3,551
Total			2.92%			3,547	5,778

Fixed Rate - Advances	1‑Oct‑21	30‑Sep‑22	2.22%	1.94%	2.33%	40,249	63,250
Fixed Rate - Advances	1‑Oct‑22	30‑Sep‑23	2.52%	2.00%	3.22%	94,999	94,999
Fixed Rate - Advances	1‑Oct‑23	30‑Sep‑24	2.88%	2.38%	3.20%	67,998	67,998
Total			2.58%			203,246	226,247

			2.59%		Total	$206,793	$232,025

8.    DERIVATIVES

The Bank has contracted with a third party to participate in interest rate swap contracts. There were thirteen cash flow hedges tied to wholesale funding at both March 31, 2022 and September 30, 2021. These interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments. During the quarter ended March 31, 2022 and 2021, $3,000 of income was recognized as ineffectiveness through earnings. During the six months ended March 31, 2022, $3,000 of income was recognized, while $5,000 of expense was recognized as ineffectiveness during the comparable period in 2021. There were nine interest rate swaps designated as fair value hedges involving the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements that were applicable to three loans and seven investment securities as of both March 31, 2022 and September 30, 2021. There was $400,000 on deposit with the counterparty as collateral for the hedges at March 31, 2022.

Below is a summary of the interest rate swap agreements and their terms as of March 31, 2022.

2022
Hedged	Notional	Pay Rate		Receive	Maturity Date		Unrealized
Item	Amount	from	to	Rate	from	to	Gain (Loss)
(Dollars in Thousands)
State and political subdivisions	$21,570	3.06%	3.07%	3 Mth Libor	1-Feb-27	1-May-28	$(624)
Commercial loans	23,656	4.10%	5.74%	1 Mth Libor +225 to 276 bp	13-Jun-25	1-Aug-26	—
30 day wholesale funding	90,000	1.36%	2.70%	1 Mth Libor	15-Feb-24	12-Jun-26	1,177
90 day wholesale funding	135,000	2.51%	2.78%	3 Mth Libor	11-Jan-24	27-Mar-24	(543)

							$10

The increase in the value of the swap agreements during the 2022 periods was due to the expectation of future rate increases.

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

							$(12,834)

All interest swaps are carried at fair value in accordance with FASB ASC 815 “Derivatives and Hedging.”

10.  INCOME TAXES

Items that gave rise to significant portions of deferred income taxes are as follows:

	March 31,	September 30,
	2022	2021

	(Dollars in Thousands)
Deferred tax assets:
Allowance for loan losses	$1,591	$1,716
Nonaccrual interest	238	395
Accrued vacation	14	14
Capital loss carryforward	4	4
Other real estate owned	67	—
Split dollar life insurance	9	9
Post-retirement benefits	65	67
Unrealized losses on available for sale securities	1,966	—
Unrealized losses on interest rate swaps	—	2,199
Deferred compensation	748	767
Net operating loss	1,836	—
Goodwill	41	47
Lease liability	236	256
Other	23	79
Employee benefit plans	210	242
Total deferred tax assets	7,048	5,795
Valuation allowance	(4)	(4)
Total deferred tax assets, net of valuation allowance	7,044	5,791

Deferred tax liabilities:
Property	167	127
Right of Use	214	233
Realized gain on equity securities	3	3
Unrealized gains on available for sale securities	—	1,621
Unrealized gains on interest rate swaps	132	—
Purchase accounting adjustments	423	394
Deferred loan fees	377	392
Total deferred tax liabilities	1,316	2,770
Net deferred tax assets	$5,728	$3,021

The Company establishes a valuation allowance for deferred tax assets when management believes that the use of the deferred tax assets is not likely to be fully realized through future reversals of existing taxable temporary differences and/or, to a lesser extent, future taxable income. The tax deduction generated by the redemption of the shares of a mutual fund held by the Bank and the subsequent impairment charge on the assets acquired through the redemption in kind are considered capital losses and can only be utilized to the extent of capital gains recognized over a five year period, resulting in the establishment of a valuation allowance for the carryforward period. The  valuation allowance totaled $4,000 at both March 31, 2022 and September 30, 2021.

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

Compensation expense related to the shares subject to restricted stock awards granted is recognized ratably over the five-year vesting period in an amount which totals the grant date fair value multiplied by the number of shares subject to the grant. During the three and six months ended March 31, 2022, an aggregate of $31,000 and $72,000, respectively, was recognized in compensation expense for the restricted stock awards pursuant to the RRP and the 2014 SIP. During the three and six months ended March 31, 2021, $41,000 and $84,000, respectively, was recognized in compensation expense for the restricted stock awards pursuant to the RRP and the 2014 SIP. At March 31, 2022, approximately $82,000 in additional compensation expense for unvested shares awarded related to the RRP and 2014 SIP remained unrecognized.

A summary of the Company’s non-vested stock award activity for the six months ended March 31, 2022 is presented in the following table:

	Six Months Ended
	March 31, 2022
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested stock awards at October 1, 2021	11,971	$18.24
Granted	—	—
Forfeited	—	—
Vested	(7,271)	16.01
Non-vested stock awards at March 31, 2022	4,700	$18.46

The Company maintains the 2008 Stock Option Plan (the “Option Plan”) which authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price at least equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. All options outstanding become fully vested in the event of a change of control. A total of 533,808 shares of common stock were approved for future issuance pursuant to the Option Plan. As of September 30, 2019, all of the options had been awarded under the Option Plan and no grants can be made in the future by the Option Plan even if previously awarded grants are forfeited. The 2014 SIP reserved up to 714,145 shares for issuance pursuant to options. In July 2019, the Company granted options covering 39,702 shares under the 2014 SIP. In September 2020, the Company granted 12,500 shares under the 2014 SIP. In June 2021, the Company granted 4,500 shares under the 2014 SIP.

A summary of the status of the Company’s stock options under the Option Plan and the 2014 SIP as of March 31, 2022 is presented below:

	Six Months Ended
	March 31, 2022
	Number of	Weighted Average
	Shares	Exercise Price
Options outstanding at October 1, 2021	521,258	$14.23
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2022	521,258	$14.23
Exercisable at March 31, 2022	452,537	$14.14

The weighted average remaining contractual term was approximately 4.0 years for options outstanding as of March 31, 2022.

The estimated fair value of options granted during fiscal 2021 was $3.91 per share. The fair value for grants made in fiscal 2021 was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: an exercise and fair value of $13.86 per share, term of seven years, volatility rate of 34.46%, interest rate of 1.19% and a yield rate of 2.02%.

During the three and six months ended March 31, 2022, $39,000 and $80,000, respectively, was recognized in compensation expense for options granted pursuant to the Option Plan and the 2014 SIP. During the three and six months ended March 31, 2021, $41,000 and $84,000, respectively, was recognized in compensation expense for options granted pursuant to the Option Plan and the 2014 SIP.

At March 31, 2022, there was approximately $190,000 in additional compensation expense to be recognized for awarded options which remained outstanding and unvested at such date. The weighted average period over which this expense will be recognized is approximately 1.7 years.

12.  COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2022, the Company had $31.1 million in outstanding commitments to originate loans with market interest rates ranging from 4.25% to 5.00%. At September 30, 2021, the Company had $34.9 million in outstanding commitments to originate loans with market interest rates ranging from 2.99% to 5.00%. The aggregate undisbursed portion of loans-in-process amounted to $83.9 million at March 31, 2022 and $80.6 million at September 30, 2021.

The Company also had commitments under unused lines of credit of $47.9 million as of March 31, 2022 and $68.1 million as of September 30, 2021 and letters of credit outstanding of $60,000 as of March 31, 2022 and $1.2 million as of September 30, 2021.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Company’s sales of whole loans and participation interests. At March 31, 2022, the exposure, which represents a portion of credit risk associated with the interests sold, amounted to $470,000. This exposure is for the life of the related loans and payables, on our proportionate share, as actual losses are incurred.

The Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, believes that such proceedings as are currently outstanding will not have a material adverse effect on the financial condition, operations or cash flows of the Company. However, there can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company’s interests and not have a material adverse effect on the financial condition and operations of the Company. See Item 1 of Part II below.

13.  FAIR VALUE MEASUREMENT

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2022 and September 30, 2021, respectively. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Those assets and liabilities as of March 31, 2022 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$—	$2,613	$—	$2,613
State and political subdivisions	—	73,587	—	73,587
Mortgage-backed securities - U.S. Government agencies	—	118,291	—	118,291
Corporate bonds	—	102,658	—	102,658
Equity securities	21	—	—	21
Interest rate swap contracts	—	1,177	—	1,177
Total	$21	$298,326	$—	$298,347

Liabilities:
Interest rate swap contracts	$—	$1,167	$—	$1,167
Total	$—	$1,167	$—	$1,167

Those assets and liabilities as of September 30, 2021 which are measured at fair value on a recurring basis are as follows:

	Category Used for Fair Value Measurement
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)

Assets:
Securities available for sale:
U.S. Government and agency obligations	$—	$3,194	$—	$3,194
State and political subdivisions	—	72,259	—	72,259
Mortgage-backed securities - U.S. Government agencies	—	135,353	—	135,353
Corporate bonds	—	95,141	—	95,141
Equity securities	22	—	—	22
Total	$22	$305,947	$—	$305,969

Liabilities:
Interest rate swap contracts	$—	$12,834	$—	$12,834
Total	$—	$12,834	$—	$12,834

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company measures impaired loans and real estate owned at fair value on a non-recurring basis.

Investments Mortgage-Backed and Equity  Securities

The fair value of investment and mortgage-backed securities is based on quoted market prices, dealer quotes, and prices obtained from independent pricing services.

Interest Rate Swap Contracts

The fair values of the interest rate swaps used for interest rate risk management and the risk participation agreement associated with a commercial real estate loan are based on an external derivative valuation model using data inputs from similar transactions as of the valuation date and classified Level 2.

Impaired Loans

Collateral dependent impaired loans are based on the fair value of the collateral which is based on appraisals and would be categorized as Level 2 measurement. In some cases, adjustments are made to the appraised values for various factors including the age of the appraisal, age of the comparable included in the appraisal, and known changes in the market and in the collateral. These adjustments are based upon unobservable inputs, and therefore, the fair value measurement of these assets has been categorized as a Level 3 measurement. These loans are reviewed for impairment and written down to their net realizable value by charges against the allowance for loan losses. There were no loans carried at fair value at March 31, 2022 or September 30, 2021.

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

Summary of Non-Recurring Fair Value Measurements

	At March 31, 2022
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$3,828	$3,828
Total	$—	$—	$3,828	$3,828

	At September 30, 2021
	(Dollars in Thousands)
	Level 1	Level 2	Level 3	Total
Other real estate owned	$—	$—	$4,109	$4,109
Total	$—	$—	$4,109	$4,109

The following table provides information describing the valuation process used to determine nonrecurring fair value measurements categorized within level 3 of the fair value hierarchy:

	At March 31, 2022
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Real estate owned	$3,828	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	2% discount

	At September 30, 2021
	(Dollars in Thousands)
		Valuation		Range/
	Fair Value	Technique	Unobservable Input	Weighted Ave.
Real estate owned	$4,109	Property appraisals (1) (3)	Management discount for selling costs, property type and market volatility (2)	2% discount

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs, which are not identifiable.

(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The estimated fair values of the Company’s financial instruments that are not required to be measured or reported at fair value were as follows at March 31, 2022 and September 30, 2021.

			Fair Value Measurements at
	Carrying	Fair	March 31, 2022
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in Thousands)
Assets:
Investment and mortgage-backed securities held to maturity	$18,653	$18,807	$—	$18,807	$—
Loans receivable, net	550,502	538,780	—	—	538,780

Liabilities:
Certificates of deposit	211,635	216,947	216,947	—	—
Advances from FHLB - long-term	206,793	207,755	207,755	—	—

			Fair Value Measurements at
	Carrying	Fair	September 30, 2021
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in Thousands)
Assets:
Investment and mortgage-backed securities held to maturity	$20,074	$21,161	$—	$21,161	$—
Loans receivable, net	618,206	620,017	—	—	620,017

Liabilities:
Certificates of deposit	244,877	252,510	—	—	252,510
Advances from FHLB - long-term	232,025	239,301	—	—	239,301

14. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill and intangible assets are related to the acquisition of Polonia Bancorp, Inc. on January 1, 2017.

	Balance			Balance
	October 1,	Additions/		March 31,	Amortization
	2021	Adjustments	Amortization	2022	Period

			(Dollars in Thousands)
Goodwill	$6,102	$—	$—	$6,102
Core deposit intangible	246	—	(41)	205	10 years
	$6,348	$—	$(41)	$6,307

As of March 31, 2022, the remainder of the current fiscal year and the future fiscal periods amortization expense for the core deposit intangible is:

(Dollars in Thousands)

2022	$37
2023	64
2024	49
2025	34
2026	18
Thereafter	3
$205

Click or tap here to enter text.

15. PENDING BUSINESS COMBINATION

On March 1, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fulton Financial Corporation, a Pennsylvania corporation (“Fulton”). Pursuant to the terms and conditions set forth in the Merger Agreement, the Company will merge with and into Fulton (the “Merger”), with Fulton surviving, and Prudential Bank, the wholly-owned subsidiary of the Company, will merge with and into Fulton Bank, N.A. (“Fulton Bank”), a wholly-owned subsidiary of Fulton, with Fulton Bank as the surviving bank. The parties anticipate that the Merger will close in the third quarter of calendar year 2022.

The Merger Agreement provides that, at the effective time of the Merger, each share of the Company’s common stock (the “Company Common Stock”) issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive: (i) $3.65 in cash (the “Cash Consideration”), (ii) Fulton common stock, par value $2.50 per share (“Fulton Common Stock”), based on a fixed exchange ratio of 0.7974 (the “Exchange Ratio”), subject to adjustment in certain circumstances (the “Stock Consideration”), and (iii) cash in lieu of fractional shares based on $18.25 per share of Company Common Stock (the “Merger Consideration”). In the aggregate, approximately eighty percent (80%) of the Merger Consideration will consist of Fulton Common Stock with the remaining approximately twenty percent (20%) payable in cash. The receipt of the Stock Consideration in the Merger is expected to qualify as a tax-free exchange for the Company shareholders.

In addition, as a result of the Merger, at the effective time of the Merger, (i) each outstanding option to acquire Company Common Stock, whether vested or unvested, will be canceled and will be cashed out based on the difference between $18.25 and the exercise price per Company Common Share subject to such option (less applicable taxes required to be withheld with respect to such payment), and (ii) each outstanding Company restricted stock award will become fully vested and will be exchanged for the Merger Consideration (less applicable taxes required to be withheld with respect to such vesting).

Completion of the Merger is subject to certain customary conditions, including (i) approval of the Merger Agreement by the Company’s shareholders and (ii) the absence of any governmental order or law prohibiting the consummation of the Merger. The obligation of each party to consummate the Merger is also conditioned upon (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Merger Agreement, (iii) receipt by each party of a tax opinion to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, (iv) the absence of a material adverse effect with respect to the other party since the date of the Merger Agreement and (v) the receipt of required regulatory approvals and the expiration of all applicable statutory waiting periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements included elsewhere in this Form 10-Q and with our Annual Report on Form 10-K, as amended, for the year ended September 30, 2021 (the “Form 10-K”).

Overview. Prudential Bancorp, Inc. (the “Company”) was formed by Prudential Bancorp, Inc. of Pennsylvania to become the successor holding company for Prudential Bank (the “Bank”) (formerly known as Prudential Savings Bank) as a result of the second-step conversion of Prudential Mutual Holding Company completed in October 2013. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Company’s results of operations depend to a large extent on net interest income, which primarily is the difference between the income earned on its loan and securities portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provision for loan losses, non-interest income (which includes impairment charges) and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy expense, depreciation, data processing expense, payroll taxes and other expenses and for the three and six months ended March 31, 2022 litigation settlement charges incurred in connection with the settlement of pending litigation ( see Part II, Item 1 there of). Our results of operations are also significantly affected by general economic and competitive conditions, especially changes resulting from the ongoing COVID-19 pandemic and the governmental actions taken to address it including shelter-in-place orders and required closing of non-essential businesses, as well as changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations.

The Bank is subject to regulation by the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking and Securities (the “Department”). The Company is subject to regulation as a bank holding company by the Board of Governors of the Federal Reserve System. The Bank’s main office is located in Philadelphia, Pennsylvania, with nine additional full-service banking offices located in Philadelphia, Delaware and Montgomery Counties in Pennsylvania. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities. In 2005, the Bank formed PSB Delaware, Inc., a Delaware corporation, as a subsidiary of the Bank. In 2006, all mortgage-backed securities then owned by the Company’s predecessor were transferred to PSB Delaware, Inc. PSB Delaware, Inc.’s activities are included as part of the consolidated financial statements.

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

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Losses are charged against the allowance for loan losses when management believes that the collectability in full of the principal of a loan is unlikely. Subsequent recoveries are added to the allowance. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairments based upon an evaluation of known and inherent losses in the loan portfolio that are both probable and reasonable to estimate. For the quarter ended March 31, 2022, the analysis took into account the exposure to credit deterioration due to the ongoing COVID-19 pandemic. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. It is the policy of management to provide for losses on unidentified loans in its portfolio in addition to criticized and classified loans.

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

Investment and mortgage-backed securities available for sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated using quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the fair value hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. There were no securities with a Level 3 classification as of March 31, 2022 or September 30, 2021.

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

U.S. GAAP prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the consolidated income statement. Assessment of uncertain tax positions requires careful consideration of the technical merits of a position based on management’s analysis of tax regulations and interpretations. Significant judgment is involved in the assessment of the tax position.

Forward-looking Statements. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “should,” “will,” “could,” “estimates,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “projects,” the negative of these terms and other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding the outlook and expectations of the Company with regards to the proposed merger (the “Merger”) with and into Fulton pursuant to the Agreement and Plan of Merger dated March 1, 2022 (the “Merger Agreement”), the strategic and financial benefits of the Merger, including the expected impact of the Merger on the Company’s future financial performance pending the completion of the Merger, and the timing of the closing of the Merger.

Forward-looking statements are neither historical facts, nor assurance of future performance. Instead, the statements are based on current beliefs, expectations and assumptions regarding the future of the Company’s business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of The Company’s control, and actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not unduly rely on any of these forward-looking statements. Any forward-looking statement is based only on information currently available and speaks only as of the date when made. The Company undertakes no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements contained in this Form 10-Q are subject to, among others, the following risks, uncertainties and assumptions:

•The possibility that the anticipated benefits of the Merger, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or challenges arising from, the integration of The Company into Fulton or as a result of the strength of the economy, competitive factors in the areas where The Company and Fulton do business, or as a result of other unexpected factors or events;

•The timing and completion of the Merger is dependent on the satisfaction of customary closing conditions, including approval by The Company shareholders, which cannot be assured and various other factors that cannot be predicted with precision at this point;

•The occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the Merger Agreement;

•Completion of the Merger is subject to bank regulatory approvals and such approvals may not be obtained in a timely manner or at all or may be subject to conditions which may cause additional significant expense or delay the consummation of the Merger;

•Potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the Merger;

•The outcome of any legal proceedings related to the Merger which may be instituted against Fulton or The Company;

•Unanticipated challenges or delays in the integration of The Company’s business into Fulton’s business and or the conversion of The Company’s operating systems and customer data onto Fulton’s may significantly increase the expense associated with the Merger; and

•Other factors that may affect future results of the Company and Fulton.

In addition to the foregoing and the factors previously disclosed in the reports filed by the Company with the Securities and Exchange Commission (“SEC”) and those identified elsewhere in this press release, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; general economic conditions; the scope and duration of the COVID-19 pandemic; the effects of the COVID-19 pandemic, including on the Company’s credit quality and operations as well as its impact on general economic conditions; legislative and regulatory changes including actions taken by governmental authorities in response to the COVID-19 pandemic; monetary and fiscal policies of the federal government; the effect of the Federal Reserve’s Open Market Committee’s likely increase in the federal funds rate starting potentially in March 2022; changes in tax policies, rates and regulations of federal, state and local tax authorities including the effects of the Tax Reform Act; changes in interest rates, deposit flows, the cost of funds, demand for loan products, including potential declines in demand due to the COVID-19 pandemic, and the demand for financial services, in each case as may be affected by the COVID-19 pandemic, competition, changes in the quality or composition of the Company’s loan, investment and mortgage-backed securities portfolios; geographic concentration of the Company’s business; fluctuations in real estate values, especially in light of the COVID-19 pandemic; the adequacy of loan loss reserves; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.

The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company to reflect events or circumstances occurring after the date of this Form 10-Q.

For a complete discussion of the assumptions, risks and uncertainties related to our business, readers are encouraged to review the Company’s filings with the SEC, including the “Risk Factors” section in the Company’s most recent Form 10-K, as supplemented by its quarterly or other reports subsequently filed with the SEC, including Item 1A of Part II of this Form 10-Q.

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

The following discussion provides further details on the financial condition of the Company at March 31, 2022 and September 30, 2021, and the results of operations for the three and six months ended March 31, 2022 and 2021.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2022 AND SEPTEMBER 30, 2021

Total assets decreased by $91.5 million to approximately $1.0 billion at March 31, 2022 from  $1.1 billion at September 30, 2021. Net loans receivable decreased $67.7 million to $550.5 million at March 31, 2022 from $618.2 million at September 30, 2021. The decrease was primarily related to paydowns in construction and land development loans and one-to-four residential mortgage family loans, partially offset by increases in commercial business loans.  The investment portfolio decreased from September 30, 2021 to March 31, 2022 by $10.2 million to $315.8 million primarily as a result of paydowns of securities, while cash and cash equivalents decreased by $12.8 million.

Total liabilities decreased by $81.2 million between September 30, 2021 and March 31, 2022 to $888.8 million due primarily to a $40.7 million decrease in deposits and a $25.2 decrease in borrowings. At March 31, 2022, the Company had FHLB advances outstanding of $206.8 million, as compared to $232.0 million at September 30, 2021 as the Company allowed higher costing FHLB borrowings as well as certificates of deposit to run-off as they matured in order to reduce its cost of funds. All of the FHLB borrowings at March 31, 2022 had maturities of less than three years.

Total stockholders’ equity decreased by $10.3 million to $120.1 million at March 31, 2022 from $130.4 million at September 30, 2021. The decrease was primarily due to unrealized losses in the investment portfolio of $13.5 million.  These unrealized losses were due to the increase in interest rates during the latter part of the March 2022 quarter. The decline also reflected the effects of the litigation settlements described above which were the primary cause of the $4.7 million loss experienced for the six months ended March 31, 2022.  The decrease in stockholders’ equity also reflected the effect dividend payments totaling $1.1 million during the six months ended March 31, 2022.  Partially offsetting the decrease were unrealized gains of $8.8 million in the interest rate swap participation agreement portfolio.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022 AND 2021

Net income (loss). The Company reported a net loss of $6.5 million, or ($0.84) per basic and diluted share, for the quarter ended March 31, 2022 as compared to net income of $1.7 million, or $0.22 per basic share and $0.21 per diluted share, for the same quarter in fiscal 2021.  For the six months ended March 31, 2022, the Company reported a net loss of $4.7 million, or ($0.60) per basic and diluted share, as compared to net income of $3.6 million, or $0.44 per basic and $0.44 per diluted share, for the same period in fiscal 2021. The losses incurred for the fiscal 2022 periods were attributable to the previously disclosed litigation settlements described in Item 1 of Part II below as well as expenses incurred in conjunction with the pending merger with Fulton announced on March 2, 2022.

Net interest income. Although  average interest-earning assets declined by $125.6 million for the three months ended March 31, 2022 as compared to the same period in 2021, net interest income for the second quarter of fiscal 2022 amounted to $5.7 million, decreasing by only $37,000 as compared to the same period in fiscal 2021. The $673,000 decrease in interest income was offset almost completely by a decrease of $636,000 in interest paid on deposits and borrowings. The weighted average cost of borrowings and deposits decreased 7 basis points to 1.45% for the quarter ended March 31, 2022 from 1.52% for the same period in fiscal 2021 due to decreases in market rates of interest prior to March 2022 which affected both deposit and borrowing costs. Although the weighted average yield on interest-earning assets increased during the quarter ended March 31, 2022, the decrease in earning asset balances led to an overall decline in interest income. The weighted average yield on our interest-earning assets increased by 16 basis points, to 3.61% for the quarter ended March 31, 2022 from the comparable period in fiscal 2021 primarily do the change in investment mix as investment paydowns were primarily applicable to lower yielding amortizing securities

Average interest-earning assets declined by $113.4 million for the six months ended March 31, 2022 as compared to the same period in fiscal 2021. However, due to relative shifts in yields earned and rates paid which offset such decline in part, net interest income was $11.6 million, increasing by $209,000 as compared to the same period in fiscal 2021. The increase was due to a $1.3 million, or 17.2%, decrease in interest paid on deposits and borrowings partially offset by a decrease of $1.1 million, or 5.9%, in interest income. The decrease in interest income was primarily due to the decrease in the weighted average balance of interest-earning assets. The weighted average cost of borrowings and deposits decreased to 1.45% during the six months ended March 31, 2022 from 1.55% during the comparable period in fiscal 2021 primarily due to decreases in market rates of interest until recently.

For the three and six months ended March 31, 2022, the net interest margin was 2.33% and 2.32%, respectively, compared to 2.08% and 2.05%, respectively, for the same periods in fiscal 2021. The margin improvement experienced in the fiscal 2022 periods in large part reflected the more rapid decline in interest-bearing liability costs compared to asset yields in response to the declining interest rate environment that was in effect through most of the fiscal 2022 periods.

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

	Three Months			Three Months
	Ended March 31,			Ended March 31,
	2022			2021
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Interest-earning assets:
Investment securities	$201,510	$1,824	3.68%	$204,708	$1,643	3.25%
Mortgage-backed securities	123,045	882	2.91	197,221	1,428	2.94
Loans receivable (2)	571,133	5,941	4.22	612,255	6,388	4.23
Other interest-earning assets	92,737	145	0.63	99,802	6	0.02
Total interest-earning assets	988,425	8,792	3.61	1,113,986	9,465	3.45
Cash and non-interest-bearing balances	2,329			2,198
Non-interest-earning assets	56,324			65,628
Total assets	$1,047,078			$1,181,812
Interest-bearing liabilities:
Savings accounts	$58,432	$—	—	$64,803	$2	0.01
Checking and money market accounts	376,172	827	0.89	372,493	873	0.95
Certificate accounts	222,615	934	1.70	293,826	1,085	1.50
Total deposits	657,219	1,761	1.09	731,122	1,960	1.09
Advances from Federal Home Loan Bank	207,346	1,342	2.62	267,599	1,779	2.70
Advances from borrowers for taxes and insurance	2,727	1	0.15	1,994	1	0.20
Total interest-bearing liabilities	867,292	3,104	1.45	1,000,715	3,740	1.52
Non-interest-bearing liabilities
Non-interest-bearing demand accounts	35,343			29,781
Other liabilities	17,191			20,464
Total liabilities	919,826			1,050,960
Stockholders' equity	127,252			130,852
Total liabilities and stockholders' equity	$1,047,078			$1,181,812
Net interest-earning assets	$121,133			$113,271
Net interest income, interest rate spread		$5,688	2.16%		$5,725	1.93%
Net interest margin (3)			2.33%			2.08%
Average interest-earning assets to average interest-bearing liabilities		113.97%			111.32%

	Six Months Ended			Six Months Ended
	March 31,			March 31,
	2022			2021
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Interest-earning assets:
Investment securities (1)	$197,838	$3,586	3.64%	$207,264	$3,357	3.25%
Mortgage-backed securities	126,491	1,918	3.04	210,837	3,044	2.90
Loans receivable (2)	586,161	12,228	4.18	606,888	12,663	4.18
Other interest-earning assets	91,788	299	0.65	90,711	90	0.20
Total interest-earning assets	1,002,278	18,031	3.61	1,115,700	19,154	3.44
Cash and non interest-bearing balances	2,474			2,352
Non-interest-earning assets	60,098			67,520
Total assets	$1,064,850			$1,185,572
Interest-bearing liabilities:
Savings accounts	$61,375	$2	0.01	$62,367	$3	0.01
Checking and money market accounts	376,902	1,669	0.89	372,121	1,839	0.99
Certificate accounts	231,026	2,038	1.77	282,764	2,287	1.62
Total deposits	669,303	3,709	1.11	717,252	4,129	1.15
Advances from Federal Home Loan Bank	212,806	2,704	2.55	279,900	3,615	2.59
Advances from borrowers for taxes and insurance	2,468	1	0.08	2,306	2	0.17
Total interest-bearing liabilities	884,577	6,414	1.45	999,458	7,746	1.55
Non-interest-bearing liabilities
Non-interest-bearing demand accounts	35,772			29,160
Other liabilities	14,890			25,875
Total liabilities	935,239			1,054,493
Stockholders' equity	129,611			131,079
Total liabilities and stockholders' equity	$1,064,850			$1,185,572
Net interest-earning assets	$117,701			$116,242
Net interest income, interest rate spread		$11,617	2.15%		$11,408	1.89%
Net interest margin (3)			2.32%			2.05%
Average interest-earning assets to average interest-bearing liabilities		113.31%			111.63%
(1)	Yields and rates for the three and six month periods are annualized.
(2)	Includes non-accrual loans. Calculated net of unamortized deferred fees, undisbursed portion of loans-in-process and the allowance for loan losses.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for loan losses. The Company recorded a provision for loan losses of $2.9 million for the three and six months ended March 31, 2022 compared to no provision for loan losses in either of the same periods in fiscal 2021. During the three and six months ending March 31, 2022, the Company recorded eight charge offs totaling $3.5 million while during the same periods the Company recorded recoveries aggregating $7,000 and $8,000, respectively.  During the three and six months ending March 31, 2021, the Company recorded no charge offs while during the same periods the Company recorded recoveries aggregating $15,000 and $51,000, respectively. The preponderance of the charge-offs during the three and six months ended March 31, 2022 were attributable to the previously disclosed litigation settlements.

The allowance for loan losses totaled $7.9 million, or 1.4% of total loans and 182.8% of total non-performing loans at March 31, 2022 (which included loans acquired at their fair value as a result of the acquisition of Polonia Bancorp, Inc. (“Polonia”) as of January 1, 2017) as compared to $8.5 million, or 1.4% of total loans and 101.6% of total non-performing loans at September 30, 2021. The Company believes that the allowance for loan losses at March 31, 2022 was sufficient to cover all inherent and known losses associated with the loan portfolio at such date.

At March 31, 2022, the Company’s non-performing assets totaled $8.2 million or 0.8% of total assets as compared to $12.5 million or 1.1% of total assets at September 30, 2021. The decline reflected the effects of the litigation settlements described above. Non-performing assets at March 31, 2022 included two construction loans aggregating $2.0 million, 16 one-to-four family residential mortgage loans aggregating $2.4 million and two pieces of other real estate owned that related to two non-performing construction loans aggregating $3.8 million that were foreclosed during the third quarter of fiscal 2021 (and are part of the Island View relationship which was the subject of the litigation described below in Item 1 of Part II). At March 31, 2022, the Company had two loans totaling $692,000 that were classified as troubled debt restructurings (“TDRs”). The two TDRs are on non-accrual and consist of loans secured by two single-family residential properties. Both TDRs are performing in accordance with the restructured terms.

At March 31, 2022, the Company had $8,000 of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of one one-to-four family residential loan in the amount of $8,000. At September 30, 2021, the Company had $524,000 of loans delinquent 30-89 days as to interest and/or principal. Such amount consisted of six one-to-four family residential loans totaling $488,000 and one consumer loan totaling $36,000.

At March 31, 2022, the Company also had a total of 12 loans aggregating $3.2 million that had been designated “special mention”. These loans consist of nine one-to-four family residential loans totaling $1.2 million and three commercial real estate loans totaling $2.0 million. At September 30, 2021, the Company had a total of 15 loans aggregating $8.1 million designated as “special mention”. These loans consist of 11 one-to-four family residential loans totaling $1.4 million one multi-family loan of $4.6 million and three commercial real estate loans totaling $2.1 million.

The following table shows the amounts of non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due as to principal and/or interest and real estate owned) as of March 31, 2022 and September 30, 2021. At neither date did the Company have any loans 90 days or more past due that were accruing.

	March 31,	September 30,
	2022	2021

Non-accruing loans:
One-to-four family residential	$2,372	$3,006
Commercial real estate	—	1,280
Construction and land development	1,963	4,093
Total non-accruing loans	4,335	8,379
Other real estate owned, net	3,828	4,109
Total non-performing assets	$8,163	$12,488

Total non-performing loans as a percentage of loans	0..79%	1.36%
Total non-performing loans as a percentage of total assets	0.43%	0.76%
Total non-performing assets as a percentage of total assets	0.81%	1.13%

Non-interest income. Non-interest income amounted to $287,000 and $657,000 for the three and six month periods ended March 31, 2022, respectively, compared to $575,000 and $1.1 million, respectively, for the comparable periods in fiscal 2021. The higher level of non-interest income in the fiscal 2021 periods was attributable to favorable valuations of certain interest rate swap participation agreements during fiscal 2021 compared to the fiscal 2022 periods in which losses were recognized such instruments due to the shift in interest rates.

Non-interest expense. For the three and six month periods ended March 31, 2022, non-interest expense increased $7.1 million or 163.4% and $7.2 million or 85.4%, respectively, compared to the same periods in the prior fiscal year.  Non-interest expense increased in both of the fiscal 2022 periods primarily due to the increases in litigation, merger and professional services expenses associated with the previously disclosed litigation settlements and the announced proposed merger with Fulton.

Income tax expense. For the three month and six-month periods ended March 31, 2022, the Company recorded a tax benefit of $1.9 million and $1.6 million, respectively, compared to income tax expense of $235,000 and $521,000 for the same periods in fiscal 2021.  The recognition of tax benefits for the three and six month periods in fiscal 2022 was commensurate with the losses incurred for those periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Our primary sources of funds are deposits, scheduled principal and interest payments on loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan and securities prepayments can be greatly influenced by market rates of interest, economic conditions and competition. The Company also maintains excess funds in short-term, interest-earning assets that provide additional liquidity. At March 31, 2022, the Company’s cash and cash equivalents amounted to $70.0 million. In addition, its available-for-sale investment securities amounted to an aggregate of $297.1 million at such date.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2022, the Company had $31.1 million in outstanding commitments to originate loans, not including loans in process. The Company also had commitments under unused lines of credit of $47.9 million and letters of credit outstanding of $60,000 at March 31, 2022. Certificates of deposit as of March 31, 2022 that are maturing in one year or less totaled $157.4 million.

In addition to cash flows from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs should the need arise. Our borrowings consist solely of advances from the FHLB of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans, certain investment securities as well as our stock in the FHLB as collateral for such advances. At March 31, 2022, we had $206.8 million in outstanding FHLB advances and had the ability to obtain an additional $120.0 million in FHLB advances. The Bank maintains unsecured borrowing facilities with ACBB and PNC for $12.5 million and $10.0 million, respectively. There were  no draws on either facility as of March 31, 2022. The Bank has also obtained approval to borrow from the Federal Reserve Bank discount window.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes the Company’s and Bank’s regulatory capital ratios as of March 31, 2022 and September 30, 2021 and compares them to current regulatory guidelines. The Company is not subject to capital ratios imposed by Basel III on bank holding companies because the Company is deemed to be a small bank holding company. Accordingly, the Company’s regulatory capital ratios are provided for informational purposes only.

			To Be
			Well Capitalized
			Under Prompt
		Required for Capital	Corrective
		Adequacy	Action
	Ratio	Purposes	Provisions

March 31, 2022:
Tier 1 capital (to average assets)
Company	11.60%	N/A	N/A
Bank	11.44%	4.00%	5.0%
Tier 1 Common (to risk-weighted assets)
Company	17.32%	N/A	N/A
Bank	17.07%	4.5%	6.5%
Tier 1 capital (to risk-weighted assets)
Company	17.32%	N/A	N/A
Bank	17.07%	6.0%	8.0%
Total capital (to risk-weighted assets)
Company	18.53%	N/A	N/A
Bank	18.28%	8.0%	10.0%

September 30, 2021:
Tier 1 capital (to average assets)
Company	11.48%	N/A	N/A
Bank	11.30%	4.0%	5.0%
Tier 1 Common (to risk-weighted assets)
Company	16.70%	N/A	N/A
Bank	16.37%	4.5%	6.5%
Tier 1 capital (to risk-weighted assets)
Company	16.70%	N/A	N/A
Bank	16.37%	6.0%	8.0%
Total capital (to risk-weighted assets)
Company	17.87%	N/A	N/A
Bank	17.55%	8.0%	10.0%

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

In recent years, as a part of our asset/liability management strategy we primarily have reduced our investment in longer term fixed-rate callable agency bonds, increased our origination or purchase of hybrid adjustable-rate single-family residential mortgage loans, commercial real estate, commercial business and construction loans (which typically bear adjustable rates indexed to the WSJ Prime) and increased our portfolio of step-up callable agency bonds and agency issued collateralized mortgage-backed securities (“CMOs”) with short effective lives. In addition, during the past year we  implemented interest rate swaps to reduce funding cost for a five year period. However, notwithstanding the foregoing steps, we remain subject to a significant level of interest rate risk in a low interest rate environment due to the high proportion of our loan portfolio that consists of fixed-rate loans as well as our decision in prior periods to invest a significant amount of our assets in long-term, fixed-rate investment and mortgage-backed securities.

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2022, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2022, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization, anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for variable-rate and fixed-rate single-family and multi-family residential and commercial mortgage loans are assumed to range from 7.0% to 26.4%. The annual prepayment rate for mortgage-backed securities is assumed to range from 0.6% to 18.2%. For savings accounts, checking accounts and money markets, the decay rates vary on an annual basis over a ten year period.

		More than	More than	More than
	3 Months	3 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Investment and mortgage-backed securities(2)	$9,901	$28,047	$65,818	$83,825	$137,578	$325,169
Loans receivable(3)	150,390	104,338	147,362	72,966	83,541	558,597
Other interest-earning assets (4)	76,149	498	498	110	—	77,255
Total interest-earning assets	$236,440	$132,883	$213,678	$156,901	$221,119	$961,021

Interest-bearing liabilities:
Savings accounts	$2,784	$8,102	$118,559	$10,455	$89,858	$229,758
Checking and money market accounts	7,515	22,545	45,823	29,890	88,020	193,793
Certificate accounts	25,576	56,804	121,807	7,448	—	211,635
Advances from Federal Home Loan Bank	36,225	58,771	111,797	—	—	206,793
Real estate tax escrow accounts	1,706	—	—	—	—	1,706
Total interest-bearing liabilities	$73,806	$146,222	$397,986	$47,793	$177,878	$843,685

Interest-earning assets less interest-bearing liabilities	$162,634	$(13,339)	$(184,308)	$109,108	$43,241	$117,336

Cumulative interest-rate sensitivity gap(5)	$162,634	$149,295	$(35,013)	$74,095	$117,336

Cumulative interest-rate gap as a percentage of total assets at March 31, 2022	16.12%	14.80%	(3.47)%	7.34%	11.63%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at March 31, 2022	320.35%	167.85%	94.33%	111.13%	113.91%
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

Net Portfolio Value Analysis. Our interest rate sensitivity also is monitored by management through the use of a model which generates estimates of the changes in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The “Sensitivity Measure” is the decline in the NPV ratio, in basis points, caused by a 0%

increase or decrease in rates, whichever produces a larger decline. The following table sets forth our NPV as of March 31, 2022 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in
Interest Rates				NPV as % of Portfolio
In Basis Points	Net Portfolio Value			Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in Thousands)

300	$123,168	$(33,736)	(21.50)%	13.10%	(2.55)%
200	$133,592	$(23,311)	(14.86)%	13.93%	(1.72)%
100	$144,472	$(12,431)	(7.92)%	14.75%	(0.90)%
Static	$156,904	$—	—	15.65%	—
(100)	$164,537	$7,634	4.87%	16.09%	0.44%
(200)	$164,752	$7,848	5.00%	15.91%	0.26%
(300)	$162,058	$5,154	3.28%	15.37%	(0.28)%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2022, there had not been any material change to the market risk disclosure contained in the Company’s Annual Report on Form 10-K, as amended, for the year ended September 30, 2021, set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation –Exposure to Changes in Interest Rates.”

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

PART II

Item 1. Legal Proceedings

As previously disclosed, in March 2016, Island View Properties, Inc. t/a Island View Crossing II and Renato J. Gualtieri (“Plaintiffs”) filed a lender liability action against Prudential Bank in the Court of Common Pleas of Philadelphia County (the “CCP Action”). In its complaint, Plaintiffs sought the amount of $27 million in damages. In 2017, Plaintiff Island View Crossing II filed a petition for Chapter 11 bankruptcy and in July 2017, the Bank removed the CCP Action (the “Removed Action”) to the U.S. Bankruptcy Court, Eastern District of Pennsylvania (the “Bankruptcy Court”). The Bankruptcy Court remanded Plaintiff Gualtieri’s claim to the Court of Common Pleas in 2019 due to a lack of jurisdiction over Mr. Gualtieri (the “Remanded Litigation”).

The Bank and the Chapter 11 Trustee entered into a settlement agreement as of February 28, 2022 (the “Settlement Agreement”) pursuant to which the parties to the Removed Action agreed to settle the Removed Action. The primary terms of the Settlement Agreement include that Prudential Bank (i) make a payment of $8.3 million into escrow for the benefit of the Island View bankruptcy estate, (ii) deem satisfied the mortgages on three properties (one with a carrying value of $1.3 million; the other two properties had already become other real estate owned) and (iii) agreed to subordinate its unsecured claim to the claims of all other unsecured creditors of the Island View debtor estate. The Bankruptcy Court approved the Settlement Agreement by an order dated March 17, 2022, which order became final and non-appealable on March 31, 2022.

On February 25, 2022, the Bank entered into a settlement agreement and release (the “CCP Settlement”) with Mr. Gualtieri and the various related individuals and entities set forth in the CCP Settlement (collectively, the “CCP Parties”). In the CCP Settlement, the CCP Parties agreed, among other things, to discontinue, with prejudice, all pending actions against the Bank, including the Remanded Litigation. In addition, the Bank agreed to release three mortgages securing outstanding loans related to the CCP Parties with an aggregate carrying value of approximately $2.0 million. The CCP Settlement is final and is not subject to any review by the Court of Common Pleas and all the pending actions have been discontinued with prejudice.

The Company is involved in various legal proceedings occurring in the ordinary course of business. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company’s interests and have a material adverse effect on the financial condition and operations of the Company.

Item 1A. Risk Factors

We are reviewing and updating our risk factors to contemplate the proposed merger (the “Merger”) with Fulton Financial Corporation (“Fulton”) pursuant to the Agreement and Plan of Merger dated March 1, 2022 (the “Merger Agreement”) including the following material changes from the risk factors reported in the Company’s Annual Report on Form 10-K, as amended, for the period ended September 30, 2021:

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated by the Merger Agreement, including the merger and the bank merger, may be completed, various approvals must be obtained from bank regulatory authorities. These governmental entities may impose conditions on the granting of such approvals. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the merger or the bank merger or of imposing additional costs or limitations on Fulton or Fulton Bank following the merger or the bank merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, and may contain conditions on the completion of the merger that are not anticipated or cannot be met. If the consummation of the merger is delayed, including by a delay in receipt of necessary governmental approvals, the business, financial condition and results of operations of each company may also be materially adversely affected.

The ability of the Company and Fulton to complete the Merger is subject to the satisfaction (or waiver by the parties) of the closing conditions set forth in the Merger Agreement, some of which are outside of the parties’ control.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include, among others: (i) approval of the Merger Agreement by the Company’s shareholders and (ii) absence of any governmental order or law prohibiting completion of the Merger.

The obligation of each party to consummate the Merger is also conditioned upon (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the merger agreement, (iii) receipt by such party of a tax opinion to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code, and (iv) the absence of a material adverse effect with respect to the other party since the date of the merger agreement. The obligation of the company to consummate the merger is also conditioned upon the receipt of certain required regulatory approvals. The obligation of Fulton to consummate the Merger is also conditioned upon the receipt of certain required regulatory approvals and such approvals not containing materially burdensome regulatory conditions.

In addition, if the Merger is not completed by November 30, 2022, either the Company or Fulton may choose not to proceed with the Merger. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after receipt of Company shareholder approval.

These conditions to the consummation of the Merger may not be fulfilled and, accordingly, the Merger may not be completed.

In addition, in certain circumstances, Fulton may terminate the merger agreement prior to the Company’s shareholder approval of the merger in the event that (i) the Company receives an acquisition proposal that is “superior” under the criteria set forth in the Merger Agreement and (ii) the Board of Directors of the Company (A) enters into an acquisition agreement with respect to such superior proposal, (B) fails to recommend to the Company’s shareholders the approval of the Merger Agreement or modifies or qualifies such recommendation in a manner adverse to Fulton or (C) the Company determines to pursue such superior proposal in lieu of the Merger. In addition, the Company may terminate the Merger Agreement prior to receipt of the Company’s shareholder approval of the Merger if the Company has received a superior proposal and, in accordance with the Merger Agreement, the Board of Directors of the Company determines to pursue such superior proposal in lieu of the Merger. The Merger Agreement also provides that the Company will be obligated to pay a termination fee of $6.0 million to Fulton if the Merger Agreement (i) is terminated by the Company or Fulton in the circumstances described in the preceding two sentences or (ii) is terminated by Fulton because the Company’s shareholders fail to approve the Merger Agreement and (A) prior to termination, an acquisition proposal is made to the Company or to its shareholders publicly, and (B) the Company enters into a definitive agreement with respect to or consummates a superior proposal within 12 months of termination of the Merger Agreement.

Shareholder litigation could prevent or delay the closing of the proposed merger with Fulton or otherwise negatively affect the Company’s business and operations.

The Company may incur additional costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with its proposed merger with Fulton. Such litigation could have an adverse effect on the Company’s financial condition and results of operations and could prevent or delay the consummation of the Merger.

Because the market price of Fulton’s common stock may fluctuate, the Company’s shareholders cannot be certain of the precise value of the merger consideration they may receive in our proposed merger with Fulton.

At the time the Company’s proposed merger with Fulton is completed, each issued and outstanding share of the Company’s common stock will be converted into the right to receive a combination of  0.7974 shares of Fulton’s common stock plus $3.65 in cash. There will be a time lapse between each of the date of the proxy statement/prospectus for the special shareholders’ meeting to approve the Merger, the date on which the Company’s shareholders vote to approve the Merger, and the date on which the Company’s shareholders entitled to receive shares of Fulton’s common stock actually receive such shares. The market value of Fulton’s common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in Fulton’s and the Company’s businesses, operations and prospects, the recent volatility in the prices of securities in global financial markets, the effects of the COVID-19 pandemic and regulatory considerations. Many of these factors are outside of both the Company’s and Fulton’s control. The actual value of the shares of Fulton’s common stock received by our shareholders will depend on the market value of shares of Fulton’s common stock at the time the Merger is completed.

If the volume weighted average price of Fulton common stock over a specified period prior to completion of the Merger decreases below certain specified thresholds, then the Company has the right to terminate the Merger Agreement and, accordingly, the Merger may not occur.

The Merger Agreement may be terminated by the Company in the event that (i) the value of the merger consideration determined shortly before the closing date (using the Fulton average closing price to determine the value of the Fulton common stock portion of the merger consideration) is less than $13.91 per share; and (ii) the percentage decline in Fulton’s common stock value, comparing the signing date price of Fulton’s common stock to the Fulton average closing price, is 20% greater than the decline in the KBW NASDAQ Regional Banking Index over the same period. If the Company exercises its termination right described in the preceding sentence, Fulton has the option of adjusting the exchange ratio or adding cash to the per share cash consideration determined in accordance with the Merger Agreement to increase the value of the merger consideration, to prevent the termination of the Merger Agreement by the Company. The “determination period” is the twenty (20) consecutive trading days immediately preceding the determination date (which is the tenth calendar day immediately prior to the closing date or, if such date is not a trading date on NASDAQ, the next preceding trading date).

The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees, customers, suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of the Company. It is currently contemplated that certain Prudential Bank branches are to be closed or consolidated into nearby Fulton Bank branches. These uncertainties and contemplated changes may impair the Company’s ability to attract, retain and motivate key personnel and customers pending the consummation of the merger, as such personnel and customers may experience uncertainty about their future roles following the consummation of the merger. Additionally, these uncertainties and contemplated changes could cause customers, suppliers, vendors and others who deal with the Company to seek to change existing business relationships with the Company or fail to extend an existing relationship with the Company. In addition, competitors may target the Company’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the merger.

The Company has a small number of key personnel. The pursuit of the Merger and the preparation for the integration may place a burden on the Company’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, the Merger Agreement restricts the Company from taking certain actions without Fulton’s consent while the Merger is pending. These restrictions may, among other matters, and subject to certain exceptions, prevent the Company from pursuing otherwise attractive business opportunities, selling assets, incurring indebtedness, engaging in significant capital expenditures, entering into other transactions or making other changes to the Company’s business prior to consummation of the Merger or termination of the merger agreement. These restrictions could have a material adverse effect on the Company’s business, financial condition and results of operations.

Failure of the merger to be completed, the termination of the Merger Agreement or a significant delay in the consummation of the merger could negatively impact the Company.

If the Merger is not consummated, the Company’s ongoing business, financial condition and results of operations may be materially adversely affected and the market price of the Company’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, including by the receipt of a competing acquisition proposal, the business, financial condition and results of operations of the Company may be materially adversely affected.

Additionally, the business of the Company may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger, and the market price of the Company’s common stock might change to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and the Company seeks another merger or business combination, such Company’s shareholders cannot be certain that the Company will be able to find a party willing to engage in a transaction on more attractive terms than the Merger.

The Company will incur transaction and integration costs in connection with the Merger and, if the Merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the Merger.

The Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, the Company would have to recognize these expenses, including, in the case of the Company under certain circumstances, a termination fee, without realizing the expected benefits of the transaction. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Merger, including the diversion of management attention from pursuing other opportunities and the constraints in the Merger Agreement on the Company’s ongoing business during the pendency of the Merger, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	and (b) Not applicable.
(c)	The Company’s repurchases of equity securities for the three months ended March 31, 2022 were as follows:

			Total Number
			of Shares
			Purchased as
			Part of	Maximum Number
	Total		Publicly	of Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under Plans or
Period	Purchased	Per Share	Programs (1)	Programs (1)
January 1 - 31, 2022	—	$—	—	367,758
February 1 - 28, 2022	—	—	—	367,758
March 1 - 31, 2022	—	—	—	367,758
	—	$—	—
(1)	On June 18, 2021, the Company announced its adoption of the fourth stock repurchase program to repurchase up to 407,600 shares of common stock, approximately 5% of the Company’s outstanding shares of common stock, over a one-year period or such longer period of time as may be necessary to complete such repurchases.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

PRUDENTIAL BANCORP, INC.

Date: May 16, 2022	By: /s/ Dennis Pollack
Dennis Pollack
President and Chief Executive Officer

Date: May 16, 2022	By: /s/ Jack E. Rothkopf
Jack E. Rothkopf
Senior Vice President, Chief Financial Officer and Treasurer